Form 10-Q
period 2020-10-31
Snowflake Inc.
filed 2020-12-03
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39504
SNOWFLAKE INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-0636374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Concar Drive San Mateo, CA 94402
(Address of principal executive offices and Zip Code)
(844) 766-9355
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	SNOW	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 25, 2020, there were 50.7 million shares of the registrant’s Class A common stock and 232.4 million shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Page
PART I. Financial Information	1
ITEM 1. Financial Statements (Unaudited)	1
Condensed Consolidated Balance Sheets as of October 31, 2020 and January 31, 2020	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2020 and 2019	3
Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended October 31, 2020 and 2019	4
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended October 31, 2020 and 2019	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2020 and 2019	7
Notes to Condensed Consolidated Financial Statements	9
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	45
ITEM 4. Controls and Procedures	46
PART II. Other Information	47
ITEM 1. Legal Proceedings	47
ITEM 1A. Risk Factors	47
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	72
ITEM 3. Defaults Upon Senior Securities	73
ITEM 4. Mine Safety Disclosures	73
ITEM 5. Other Information	73
ITEM 6. Exhibits	74
Signatures	75

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "will," “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our revenue, expenses, and other operating results;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase consumption on our platform;
•our ability to achieve or sustain our profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our growth strategies for our Cloud Data Platform and the Data Cloud;

•the estimated addressable market opportunity for our Cloud Data Platform;

•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to protect our intellectual property rights and any costs associated therewith;
•the effects of the COVID-19 pandemic or other public health crises and their related public health measures on our business, the business of our customers and partners, and the economy;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.snowflake.com), our filings with the Securities and Exchange Commission, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 31, 2020	January 31, 2020

Assets
Current assets:
Cash and cash equivalents	$3,939,925	$127,206
Short-term investments	814,123	306,844
Accounts receivable, net	168,982	179,459
Deferred commissions, current	28,063	26,358
Prepaid expenses and other current assets	35,678	25,327
Total current assets	4,986,771	665,194
Long-term investments	347,403	23,532
Property and equipment, net	53,650	27,136
Operating lease right-of-use assets	189,255	195,976
Goodwill	8,449	7,049
Intangible assets, net	14,820	4,795
Deferred commissions, non-current	73,839	69,516
Other assets	38,702	19,522
Total assets	$5,712,889	$1,012,720
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,061	$8,488
Accrued expenses and other current liabilities	85,038	62,817
Operating lease liabilities, current	19,333	18,092
Deferred revenue, current	438,227	327,058
Total current liabilities	547,659	416,455
Operating lease liabilities, non-current	186,718	193,175
Deferred revenue, non-current	3,477	2,907
Other liabilities	7,220	8,466
Total liabilities	745,074	621,003
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock; $0.0001 par value per share; zero and 169,921,272 shares authorized as of October 31, 2020 and January 31, 2020, respectively; zero and 169,921,272 shares issued and outstanding as of October 31, 2020 and January 31, 2020, respectively; aggregate liquidation preference of zero and $935,389 as of October 31, 2020 and January 31, 2020, respectively;	—	936,474

	October 31, 2020	January 31, 2020

Stockholders’ equity (deficit):
Preferred stock; $0.0001 par value per share; 200,000,000 and zero shares authorized as of October 31, 2020 and January 31, 2020, respectively; zero shares issued and outstanding as of October 31, 2020 and January 31, 2020	—	—
Class A common stock; $0.0001 par value per share; 2,500,000,000 and 2,000 shares authorized as of October 31, 2020 and January 31, 2020, respectively; 40,503,350 and zero shares issued and outstanding as of October 31, 2020 and January 31, 2020, respectively	4	—
Class B common stock; $0.0001 par value per share; 355,000,000 and 312,000,000 shares authorized as of October 31, 2020 and January 31, 2020, respectively; 242,616,195 and 55,452,421 shares issued and outstanding as of October 31, 2020 and January 31, 2020, respectively	24	6
Additional paid-in capital	6,007,898	155,340
Accumulated other comprehensive income	375	216
Accumulated deficit	(1,040,486)	(700,319)
Total stockholders’ equity (deficit)	4,967,815	(544,757)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$5,712,889	$1,012,720

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

Revenue	$159,624	$73,012	$401,584	$177,056
Cost of revenue	66,681	29,489	159,684	82,035
Gross profit	92,943	43,523	241,900	95,021
Operating expenses:
Sales and marketing	134,727	75,668	325,267	213,133
Research and development	74,138	27,669	143,949	75,451
General and administrative	53,532	30,318	116,224	79,413
Total operating expenses	262,397	133,655	585,440	367,997
Operating loss	(169,454)	(90,132)	(343,540)	(272,976)
Interest income	1,517	2,491	5,654	9,252
Other expense, net	(519)	(40)	(1,561)	(819)
Loss before income taxes	(168,456)	(87,681)	(339,447)	(264,543)
Provision for income taxes	433	376	720	738
Net loss	$(168,889)	$(88,057)	$(340,167)	$(265,281)
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted	$(1.01)	$(1.92)	$(3.63)	$(6.15)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders – basic and diluted	166,868,200	45,911,449	93,763,599	43,113,683

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

Net loss	$(168,889)	$(88,057)	$(340,167)	$(265,281)
Other comprehensive income (loss):
Change in unrealized gains on investments, net of tax	(771)	170	159	238
Comprehensive loss	$(169,660)	$(87,887)	$(340,008)	$(265,043)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31, 2020
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—July 31, 2020	182,271,099	$1,415,047	62,257,063	$6	$219,046	$1,146	$(871,597)	$(651,399)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(182,271,099)	(1,415,047)	182,271,099	18	1,415,029	—	—	1,415,047
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts	—	—	36,366,666	4	4,242,280	—	—	4,242,284
Issuance of common stock upon exercise of stock options	—	—	2,186,819	—	10,362	—	—	10,362
Exercise of common stock warrants	—	—	32,241	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	1,756	—	—	1,756
Vesting of restricted stock units	—	—	5,657	—	—	—	—	—
Stock-based compensation	—	—	—	—	119,425	—	—	119,425
Other comprehensive loss	—	—	—	—	—	(771)	—	(771)
Net loss	—	—	—	—	—	—	(168,889)	(168,889)
BALANCE—October 31, 2020	—	$—	283,119,545	$28	$6,007,898	$375	$(1,040,486)	$4,967,815

	Three Months Ended October 31, 2019
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
BALANCE—July 31, 2019	169,159,160	$923,572	48,094,553	$5	$82,935	$84	$(529,008)	$(445,984)
Issuance of Series F redeemable convertible preferred stock at $14.96125 per share	762,112	11,402	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	5,033,760	—	18,203	—	—	18,203
Repurchase of early exercised stock options	—	—	(45,208)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	4,438	—	—	4,438
Stock-based compensation	—	1,500	—	—	21,792	—	—	21,792
Other comprehensive income	—	—	—	—	—	170	—	170
Net loss	—	—	—	—	—	—	(88,057)	(88,057)
BALANCE—October 31, 2019	169,921,272	$936,474	53,083,105	$5	$127,368	$254	$(617,065)	$(489,438)

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share and per share data)
(unaudited)

	Nine Months Ended October 31, 2020
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—January 31, 2020	169,921,272	$936,474	55,452,421	$6	$155,340	$216	$(700,319)	$(544,757)
Issuance of Series G-1 and Series G-2 redeemable convertible preferred stock at $38.77 per share, net of issuance costs of $230	12,349,827	478,573	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(182,271,099)	(1,415,047)	182,271,099	18	1,415,029	—	—	1,415,047
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts	—	—	36,366,666	4	4,242,280	—	—	4,242,284
Issuance of common stock upon exercise of stock options	—	—	9,031,461	—	31,098	—	—	31,098
Exercise of common stock warrants	—	—	32,241	—	—	—	—	—
Repurchase of early exercised stock options and restricted common stock	—	—	(40,000)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	5,341	—	—	5,341
Vesting of restricted stock units	—	—	5,657	—	—	—	—	—
Stock-based compensation	—	—	—	—	158,810	—	—	158,810
Other comprehensive income	—	—	—	—	—	159	—	159
Net loss	—	—	—	—	—	—	(340,167)	(340,167)
BALANCE—October 31, 2020	—	$—	283,119,545	$28	$6,007,898	$375	$(1,040,486)	$4,967,815

	Nine Months Ended October 31, 2019
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
BALANCE—January 31, 2019	168,309,042	$910,853	45,559,637	$5	$39,296	$16	$(351,784)	$(312,467)
Issuance of Series F redeemable convertible preferred stock at $14.96125 per share	1,612,230	24,121	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	7,365,690	—	21,138	—	—	21,138
Repurchase of early exercised stock options and restricted common stock	—	—	(520,557)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	5,474	—	—	5,474
Issuance of restricted common stock	—	—	16,700	—	—	—	—	—
Issuance of common stock in connection with an acquisition	—	—	661,635	—	4,749	—	—	4,749
Stock-based compensation	—	1,500	—	—	56,711	—	—	56,711
Other comprehensive income	—	—	—	—	—	238	—	238
Net loss	—	—	—	—	—	—	(265,281)	(265,281)
BALANCE—October 31, 2019	169,921,272	$936,474	53,083,105	$5	$127,368	$254	$(617,065)	$(489,438)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(340,167)	$(265,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,611	2,257
Non-cash operating lease costs	24,840	19,734
Amortization of deferred commissions	21,233	11,408
Stock-based compensation, net of amounts capitalized	157,790	57,425
Net amortization (accretion) of premiums (discounts) on investments	1,117	(5,149)
Other	4,073	1,276
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	9,221	(38,193)
Deferred commissions	(27,261)	(35,004)
Prepaid expenses and other assets	(29,480)	(8,856)
Accounts payable	(3,806)	10,566
Accrued expenses and other liabilities	22,477	14,368
Operating lease liabilities	(23,418)	(6,052)
Deferred revenue	111,739	107,735
Net cash used in operating activities	(65,031)	(133,766)
Cash flows from investing activities:
Purchases of property and equipment	(24,018)	(14,504)
Capitalized internal-use software development costs	(4,014)	(2,940)
Cash paid for acquisitions, net of cash acquired	(6,035)	(6,314)
Purchases of intangible assets	(6,184)	—
Purchases of investments	(1,235,020)	(517,479)
Sales of investments	28,705	3,396
Maturities and redemptions of investments	371,528	691,986
Net cash (used in) provided by investing activities	(875,038)	154,145
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	478,573	24,121
Proceeds from initial public offering and private placements, net of underwriting discounts	4,242,284	—
Proceeds from early exercised stock options	159	5,942
Proceeds from exercise of stock options	31,100	21,139
Proceeds from repayments of a nonrecourse promissory note	2,090	—
Repurchases of early exercised stock options and restricted common stock	(30)	(391)
Payments of deferred purchase consideration for acquisitions	(1,164)	—
Net cash provided by financing activities	4,753,012	50,811

	Nine Months Ended October 31,
	2020	2019

Net increase in cash, cash equivalents, and restricted cash	3,812,943	71,190
Cash, cash equivalents, and restricted cash—Beginning of period	141,976	122,570
Cash, cash equivalents, and restricted cash—End of period	$3,954,919	$193,760
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$625	$1,025
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$2,803	$1,767
Vesting of early exercised stock options and restricted common stock	$3,251	$5,474
Deferred purchase consideration for acquisitions	$1,065	$1,164
Equity consideration in connection with an acquisition	$—	$4,749
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,939,925	$179,138
Restricted cash – included in other assets and prepaid expenses and other current assets	14,994	14,622
Total cash, cash equivalents and restricted cash	$3,954,919	$193,760

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Description of Business
Snowflake Inc. (Snowflake or the Company) provides a cloud-based data platform, which enables customers to consolidate data to drive meaningful business insights, build data-driven applications, and share data. The Company delivers its platform through a customer-centric, consumption-based business model, only charging customers for the resources they use. The platform enables the Data Cloud, an ecosystem where Snowflake customers, partners, and data providers can break down data silos and benefit from rapidly growing data sets in a secure, governed, and compliant manner. Snowflake was incorporated in the state of Delaware on July 23, 2012 and is headquartered in San Mateo, California with various other global office locations.
Initial Public Offering and Private Placements
In September 2020, the Company completed its initial public offering (IPO), in which the Company issued and sold 32,200,000 shares of its Class A common stock at $120.00 per share, including 4,200,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $3.7 billion after deducting underwriting discounts. In connection with the IPO:

•all 182,271,099 shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis; and
•Salesforce Ventures LLC and Berkshire Hathaway Inc. each purchased 2,083,333 shares of the Company’s Class A common stock at $120.00 per share in concurrent private placements that closed immediately subsequent to the closing of the IPO. The Company received aggregate proceeds of $500.0 million in these concurrent private placements and did not pay underwriting discounts with respect to the shares of Class A common stock that were sold in these private placements.

Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were capitalized in other assets on the condensed consolidated balance sheets. These deferred offering costs, net of reimbursement received from the underwriters upon completion of the IPO, were not material. There were no material deferred offering costs recorded as of January 31, 2020.

2. Basis of Presentation and Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year ends on January 31. For example, references to fiscal 2021 and 2020 refer to the fiscal year ending January 31, 2021 and January 31, 2020, respectively.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the SEC) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus dated September 15, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on September 16, 2020 (Final Prospectus).

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2020 and the results of operations for the three and nine months ended October 31, 2020. The results of operations for the three and nine months ended October 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Snowflake Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Segment Information
The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. For information regarding the Company’s long-lived assets and revenue by geographic area, see Note 14.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include stand-alone selling prices (SSP) for each distinct performance obligation, internal-use software development costs, expected period of benefit for deferred commissions, the useful lives of long-lived assets, the carrying value of operating lease right-of-use assets, valuation of the Company’s common stock, stock-based compensation, and accounting for income taxes.

The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates.

The World Health Organization declared in March 2020 that the recent outbreak of the coronavirus disease (COVID-19) constituted a pandemic. The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. While the Company has experienced, and may continue to experience an adverse impact on certain parts of its business, including a lengthening in the sales cycle for some prospective customers and delays in the delivery of professional services and trainings to customers, the Company’s results of operations, cash flows, and financial condition have not been adversely impacted to date. However, as certain customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread or resurgence of COVID-19, they may continue to decrease or delay their spending, request pricing discounts, or seek renegotiations of their contracts, any of which may result in decreased revenue and cash receipts for the Company. In addition, the Company may continue to experience customer losses, including due to bankruptcy or customers ceasing operations, which may result in an inability to collect accounts receivable from these customers. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted.

The global impact of COVID-19 continues to rapidly evolve, and the Company will continue to monitor the situation and the effects on its business and operations closely. The Company does not yet know the full extent of potential impacts on its business or operations or on the global economy as a whole, particularly as the COVID-19 pandemic continues and persists for an extended period of time. Given the uncertainty, the Company cannot reasonably estimate the impact on its future results of operations, cash flows, or financial condition. As of the date of issuance of the condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, its judgments, or the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.

Revenue Recognition
The Company accounts for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (ASC 606) for all periods presented.

The Company delivers its platform over the internet as a service. Customers choose to consume the platform under either capacity arrangements, in which customers commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which the Company charges for use of the platform monthly in arrears. Under capacity arrangements, from which a majority of revenue is derived, the Company typically bills its customers annually in advance of their consumption. Revenue from on-demand arrangements typically relates to initial consumption as part of customer onboarding and, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented 3% of the Company’s revenue for each of the three and nine months ended October 31, 2020, and 4% of the Company’s revenue for each of the three and nine months ended October 31, 2019. The Company recognizes revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. Deployment fees are recognized ratably over the contract term.

Customers do not have the contractual right to take possession of the Company’s platform. Pricing for the platform includes embedded support services, data backup and disaster recovery services, as well as future updates, when and if available, offered during the contract term.

Customer contracts for capacity typically have a term of one to four years. To the extent customers enter into such contracts and either consume the platform in excess of their capacity commitments or continue to use the platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, customer contracts permit customers to roll over any unused capacity to a subsequent order, generally on the purchase of additional capacity. Customer contracts are generally non-cancelable during the contract term, although customers can terminate for breach if the Company materially fails to perform. For those customers who do not have a capacity arrangement, the Company’s on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or the Company.

For storage resources, consumption for a given customer is based on the average terabytes per month of all of such customer’s data stored in the platform. For compute resources, consumption is based on the type of compute resource used and the duration of use or, for some features, the volume of data processed. For data transfer resources, consumption is based on terabytes of data transferred, the public cloud provider used, and the region to and from which the transfer is executed.

The Company’s revenue also includes professional services and other revenue, which consists of consulting, on-site technical solution services, and training related to the platform. Professional services revenue is recognized over time based on input measures, including time and materials costs incurred relative to total costs, with consideration given to output measures, such as contract deliverables, when applicable. Other revenue consists of fees from customer training delivered on-site or through publicly available classes. Professional services and other revenue represented 7% and 6% of the Company’s revenue for the three and nine months ended October 31, 2020, respectively, and 5% and 4% of the Company’s revenue for the three and nine months ended October 31, 2019, respectively.

The Company determines revenue recognition in accordance with ASC 606 through the following five steps:

1) Identify the contract with a customer. The Company considers the terms and conditions of the contracts and the Company’s customary business practices in identifying its contracts under ASC 606. The Company determines it has a contract with a customer when the contract has been approved by both parties, it can identify each party’s rights regarding the services to be transferred and the payment terms for the services, it has determined the customer to have the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history or, in the case of a new customer, credit and financial information pertaining to the customer.

2) Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The Company treats consumption of its platform for compute, storage, and data transfer resources as one single performance obligation because they are consumed by customers as a single, integrated offering. The Company does not make any one of these resources available for consumption without the others. Instead, each of compute, storage, and data transfer work together to drive consumption on the Company’s platform. The Company treats its virtual private deployments for customers, professional services, on-site technical solution services, and training each as a separate and distinct performance obligation. Some customers have negotiated an option to purchase additional capacity at a stated discount. These options generally do not provide a material right as they are priced at the Company’s SSP, as described below, as the stated discounts are not incremental to the range of discounts typically given.

3) Determine the transaction price. The transaction price is determined based on the consideration the Company expects to receive in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. None of the Company’s contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).

4) Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP. The determination of a relative SSP for each distinct performance obligation requires judgment. The Company determines SSP for performance obligations based on overall pricing objectives, which take into consideration market conditions and customer-specific factors, including a review of internal discounting tables, the services being sold, the volume of capacity commitments, and other factors.

5) Recognize revenue when or as the Company satisfies a performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. Revenue is recognized when control of the services is transferred to the customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company determined an output method to be the most appropriate measure of progress because it most faithfully represents when the value of the services is simultaneously received and consumed by the customer, and control is transferred. Virtual private deployment fees are recognized ratably over the term of the deployment as the deployment service represents a stand-ready performance obligation provided throughout the deployment term.

Revenue consists of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

Product revenue	$148,473	$69,213	$375,506	$169,797
Professional services and other revenue	11,151	3,799	26,078	7,259
Total	$159,624	$73,012	$401,584	$177,056
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards, including stock options, restricted stock awards, restricted stock units (RSUs) granted to employees, directors, and non-employees, and stock purchase rights granted under the Employee Stock Purchase Plan (ESPP) to employees, based on the estimated fair value of the awards on the date of grant. The fair value of each stock option granted and ESPP is estimated using the Black-Scholes option-pricing model. The determination of the grant-date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The fair value of each RSU is based on the fair value of the Company’s common stock on the date of grant.

Stock-based compensation is generally recognized on a straight-line basis over the requisite service period. The Company also grants certain awards that have performance-based vesting conditions. Stock-based compensation expense for such awards is recognized using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. If an award contains a provision whereby vesting is accelerated upon a change in control, the Company recognizes stock-based compensation expense on a straight-line basis, as a change in control is considered to be outside of the Company’s control and is not considered probable until it occurs. Forfeitures are accounted for in the period in which they occur.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, investments, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents, investments, and restricted cash with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the condensed consolidated balance sheets.

For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. The Company’s significant customers that represented 10% or more of revenue or accounts receivable, net for the periods presented were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended October 31,		Nine Months Ended October 31,		October 31,	January 31
	2020	2019	2020	2019	2020	2020
Customer A	*	*	*	12%	*	*
________________
*Less than 10%
Accounts Receivable
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. Allowance for doubtful accounts was not material as of October 31, 2020 and January 31, 2020.

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers largely due to overage and on-demand capacity usage, as well as time-and-materials billed in arrears. The unbilled accounts receivable balance is due within one year. As of October 31, 2020 and January 31, 2020, unbilled accounts receivable of $3.1 million and $2.0 million, respectively, was included in accounts receivable, net on the condensed consolidated balance sheets.
Deferred Commissions
Sales commissions tied to new customer or customer expansion contracts earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These incremental costs are deferred and then amortized over a period of benefit that is determined to be five years. The Company determined the period of benefit by taking into consideration the length of terms in its customer contracts, life of the technology, and other factors. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred commissions, current, and the remaining portion is recorded as deferred commissions, non-current, on the consolidated balance sheets. Amortization expense is included in sales and marketing expenses in the consolidated statements of operations. As a result of modifications to the Company’s sales compensation plan during the nine months ended October 31, 2020, a portion of the sales commissions paid to the sales force is earned based on the rate of the customers’ consumption of the Company’s platform, in addition to a portion of the commissions earned upon the origination of the new customer or customer expansion contract. Sales commissions tied to customers’ consumption are not considered incremental costs and are expensed in the same period as they are earned. Deferred commissions are periodically analyzed for impairment. There were no impairment losses relating to the deferred commissions during each of the three and nine months ended October 31, 2020 and 2019.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company for its fiscal year beginning February 1, 2023 and interim periods within that fiscal year. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this new guidance. This new guidance is effective for the Company for its fiscal year beginning February 1, 2021 and interim periods within its fiscal year beginning February 1, 2022. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes in order to reduce cost and complexity of its application. This new guidance is effective for the Company for its fiscal year beginning February 1, 2022 and interim periods within its fiscal year beginning February 1, 2023. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

3. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	October 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
U.S. government and agency securities	$3,778,216	$9	$(13)	$3,778,212
Money market funds	54,422	—	—	54,422
Total cash equivalents	3,832,638	9	(13)	3,832,634
Investments:
U.S. government and agency securities	982,899	397	(300)	982,996
Corporate notes and bonds	111,751	402	(29)	112,124
Certificates of deposit	45,285	28	(1)	45,312
Commercial paper	20,837	15	(5)	20,847
Asset-backed securities	246	1	—	247
Total investments	1,161,018	843	(335)	1,161,526
Total cash equivalents and investments	$4,993,656	$852	$(348)	$4,994,160

	January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
U.S. government and agency securities	$32,470	$2	$—	$32,472
Money market funds	21,379	—	—	21,379
Commercial paper	446	—	—	446
Total cash equivalents	54,295	2	—	54,297
Investments:
U.S. government and agency securities	259,738	216	(1)	259,953
Corporate notes and bonds	30,642	57	—	30,699
Commercial paper	17,006	2	—	17,008
Certificates of deposit	12,592	12	—	12,604
Asset-backed securities	10,104	8	—	10,112
Total investments	330,082	295	(1)	330,376
Total cash equivalents and investments	$384,377	$297	$(1)	$384,673

As of October 31, 2020 and January 31, 2020, the contractual maturities of the Company’s available-for-sale debt securities did not exceed 36 months. The estimated fair values of available-for-sale debt securities, by remaining contractual maturity, are as follows (in thousands):

October 31, 2020
Estimated Fair Value

Due within 1 year	$4,592,335
Due in 1 year to 3 years	347,403
Total	$4,939,738

There were no impairments of available-for-sale marketable debt securities considered “other-than-temporary” during each of the three and nine months ended October 31, 2020 and 2019 as it was more likely than not the Company would hold the securities until maturity or a recovery of the cost basis.

The Company had no marketable equity securities during each of the three and nine months ended October 31, 2020 and 2019.

4. Fair Value Measurements
The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of October 31, 2020 (in thousands):

	Level 1	Level 2	Total

Cash equivalents:
U.S. government and agency securities	$—	$3,778,212	$3,778,212
Money market funds	54,422	—	54,422
Short-term investments:
U.S. government and agency securities	—	681,018	681,018
Corporate notes and bonds	—	66,946	66,946
Certificates of deposit	—	45,312	45,312
Commercial paper	—	20,847	20,847
Long-term investments:
U.S. government and agency securities	—	301,978	301,978
Corporate notes and bonds	—	45,178	45,178
Asset-backed securities	—	247	247
Total	$54,422	$4,939,738	$4,994,160

The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of January 31, 2020 (in thousands):

	Level 1	Level 2	Total

Cash equivalents:
U.S. government and agency securities	$—	$32,472	$32,472
Money market funds	21,379	—	21,379
Commercial paper	—	446	446
Short-term investments:
U.S. government securities	—	245,756	245,756
Corporate notes and bonds	—	23,674	23,674
Commercial paper	—	17,008	17,008
Certificates of deposit	—	10,899	10,899
Asset-backed securities	—	9,507	9,507
Long-term investments:
U.S. government and agency securities	—	14,197	14,197
Corporate notes and bonds	—	7,025	7,025
Certificates of deposit	—	1,705	1,705
Asset-backed securities	—	605	605
Total	$21,379	$363,294	$384,673

The Company determines the fair value of its security holdings based on pricing from the Company’s service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2020	January 31, 2020

Computers, equipment, and software	$2,785	$1,998
Furniture and fixtures	3,629	1,043
Leasehold improvements	27,026	18,219
Capitalized internal-use software development costs	12,384	4,794
Construction in progress	17,483	6,014
Total property and equipment	63,307	32,068
Less: accumulated depreciation and amortization	(9,657)	(4,932)
Total property and equipment, net	$53,650	$27,136

Depreciation and amortization expense was $2.0 million and $4.8 million for the three and nine months ended October 31, 2020, respectively, and $0.6 million and $1.6 million for the three and nine months ended October 31, 2019, respectively.

6. Acquisitions, Intangible Assets and Goodwill
Acquisitions
During the nine months ended October 31, 2020, the Company acquired certain assets from a privately-held company for $7.1 million in cash. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase price based on the estimated fair values, the Company recorded $5.7 million as a developed technology intangible asset (to be amortized over an estimated useful life of five years), and $1.4 million as goodwill, which is deductible for income tax purposes. The excess of purchase consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill. The Company believes the goodwill balance associated with this acquisition represents the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings.

Aggregate acquisition-related costs associated with the business combination were not material for each of the three and nine months ended October 31, 2020 and were included in general and administrative expenses in the condensed consolidated statements of operations. The results of operations of the business combination have been included in the Company’s condensed consolidated financial statements from the acquisition date. The business combination did not have a material impact on the Company’s condensed consolidated financial statements. Therefore, historical results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	October 31, 2020	January 31, 2020

Developed technology	$11,331	$5,632
Patents	6,184	—
Other	47	97
Total intangible assets	17,562	5,729
Less: accumulated amortization	(2,742)	(934)
Total intangible assets, net	$14,820	$4,795

During the nine months ended October 31, 2020, the Company acquired patents for $6.2 million. The weighted-average useful life for these patents was approximately five years.

Amortization expense of intangible assets was $0.9 million and $1.9 million for the three and nine months ended October 31, 2020, respectively, and was $0.3 million and $0.6 million for the three and nine months ended October 31, 2019, respectively.

As of October 31, 2020, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
Remainder of 2021	$877
2022	3,503
2023	3,503
2024	3,503
2025	2,654
Thereafter	780
Total	$14,820

Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Carrying Amount

Balance as of January 31, 2020	$7,049
Addition	1,400
Balance as of October 31, 2020	$8,449

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2020	January 31, 2020

Accrued compensation	$42,600	$40,961
Accrued third-party cloud infrastructure expenses	12,303	8,360
ESPP employee contributions	8,764	—
Accrued professional services	5,123	5,200
Accrued taxes	2,654	2,352
Accrued purchases of property and equipment	2,237	430
Other	11,357	5,514
Total accrued expenses and other current liabilities	$85,038	$62,817

8. Deferred Revenue and Remaining Performance Obligations
Revenue recognized for the three months ended October 31, 2020 from amounts included in deferred revenue as of July 31, 2020 was $121.2 million. Revenue recognized for the three months ended October 31, 2019 from amounts included in deferred revenue as of July 31, 2019 was $55.4 million.

Revenue recognized for the nine months ended October 31, 2020 from amounts included in deferred revenue as of January 31, 2020 was $222.0 million. Revenue recognized for the nine months ended October 31, 2019 from amounts included in deferred revenue as of January 31, 2019 was $78.1 million.

Remaining performance obligations (RPO) represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s RPO excludes performance obligations from on-demand arrangements as there are no minimum purchase commitments associated with these arrangements, and certain time and materials contracts that are billed in arrears.

As of October 31, 2020, the Company’s RPO was $927.9 million. For contracts with original terms that exceed one year, the Company’s RPO was $560.1 million as of October 31, 2020. The weighted-average remaining life of the Company’s long-term contracts was 2.5 years as of October 31, 2020. However, the amount and timing of revenue recognition are generally driven by customer usage, which can extend beyond the original contract term in cases where customers have the option to roll over unused capacity to future periods, generally on the purchase of additional capacity.

9. Commitments and Contingencies
Operating Leases
The Company leases its facilities for office space under non-cancelable operating leases with various expiration dates through fiscal 2033. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2030. Such subleases have all been classified as operating leases. Sublease income is recorded as a reduction to the Company’s operating lease costs.

Sublease income was $3.2 million and $2.3 million for the three months ended October 31, 2020 and 2019, respectively, and $9.6 million and $2.8 million for the nine months ended October 31, 2020 and 2019, respectively.
Other Contractual Commitments
Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level.

In August 2020, the Company amended one of its third-party cloud infrastructure agreements and committed to spend at least $550.0 million between September 2020 and December 2025 on cloud infrastructure services with no minimum purchase commitment during any year. The Company is required to pay the difference if it fails to meet the minimum purchase commitment as of December 2025, and such payment can be applied to qualifying spending on cloud infrastructure services for up to twelve months after December 2025. If such agreement had not been amended, the remaining non-cancellable commitments as of January 31, 2020 would have been $50.7 million.

In July 2020, the Company amended one of its third-party cloud infrastructure agreements and committed to spend $1.2 billion between August 2020 and July 2025 on cloud infrastructure services ($115.0 million between August 2020 and July 2021, $185.0 million between August 2021 and July 2022, $250.0 million between August 2022 and July 2023, $300.0 million between August 2023 and July 2024, and $350.0 million between August 2024 and July 2025). The Company is required to pay the difference if it fails to meet the minimum purchase commitment during any year. If such agreement had not been amended, the remaining non-cancellable commitments as of January 31, 2020 would have been $118.8 million ($1.8 million between February 2020 and January 2021, $58.5 million between February 2021 and January 2022, and $58.5 million between February 2022 and January 2023).

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three and nine months ended October 31, 2020 and 2019.

Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows for each of the three and nine months ended October 31, 2020 and 2019.

Letters of Credit—As of October 31, 2020, the Company had a total of $15.0 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. For letters of credit outstanding as of October 31, 2020, these letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For the three and nine months ended October 31, 2020 and 2019, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions were not material.

10. Redeemable Convertible Preferred Stock
Upon completion of the IPO, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 182,271,099, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $1.4 billion was reclassified into stockholders’ equity. As of October 31, 2020, there were no shares of redeemable convertible preferred stock issued and outstanding.

11. Equity
Preferred Stock—In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock—The Company has two classes of common stock: Class A common stock and Class B common stock. In connection with the IPO, the Company’s amended and restated certificate of incorporation authorized the issuance of 2,500,000,000 shares of Class A common stock and 355,000,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, converting, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes. Class A and Class B common stock have a par value of $0.0001 per share, and are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.

Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Shares of Class B common stock automatically convert to Class A common stock upon the following: (i) sale or transfer of such share of Class B common stock; (ii) the death of the Class B common stockholder (or nine months after the date of death if the stockholder is one of the Company’s founders); and (iii) on the final conversion date, defined as the earlier to occur following an IPO of (a) the first trading day on or after the date on which the outstanding shares of Class B common stock represent less than 10% of the then outstanding Class A and Class B common stock; (b) September 15, 2027, which is the seventh anniversary of the effectiveness of the registration statement filed in connection with the IPO; or (c) the date specified by a vote of the holders of a majority of the outstanding shares of Class B common stock, voting as a single class.

The Company had reserved shares of common stock for future issuance as follows:

	October 31, 2020	January 31, 2020

Redeemable convertible preferred stock	—	169,921,272
Common stock warrants	—	32,336
2012 Equity Incentive Plan:
Options outstanding	69,634,367	80,903,200
RSUs outstanding	7,616,097	—
Shares available for future grants	—	412,401
2020 Equity Incentive Plan:
Shares available for future grants	34,342,175	—
2020 ESPP Plan:	5,700,000	—
Total shares of common stock reserved for future issuance	117,292,639	251,269,209

In February 2020, certain third parties unaffiliated with the Company commenced an offer to purchase existing outstanding shares of the Company’s Class B common stock from certain equity holders at a price of $38.77 per share. The Company was not a party to this transaction. The transaction was completed in March 2020, and an aggregate of 8.6 million shares of the Company’s Class B common stock were transferred to these third parties.

Equity Incentive Plans—In 2012, the Company’s board of directors approved the adoption of the 2012 Equity Incentive Plan (the 2012 Plan). The 2012 Plan provides for the grant of stock-based awards to employees, non-employee directors, and other service providers of the Company. The 2012 Plan was terminated in September 2020 in connection with the IPO but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2012 Plan. No further equity awards will be granted under the 2012 Plan. With the establishment of the 2020 Equity Incentive Plan (the 2020 Plan) as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock-based awards granted under the 2012 Plan, an equal number of shares of Class A common stock will become available for grant under the 2020 Plan.

In September 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Plan, which became effective in connection with the IPO. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of equity compensation (collectively, equity awards). A total of 34,100,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2020 Plan in addition to (i) any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2020 Plan and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 78,816,888.

In September 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (the 2020 ESPP), which became effective in connection with the IPO. The 2020 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 5,700,000 shares of the Company’s Class A common stock have been reserved for future issuance under the 2020 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the 2020 ESPP. The price at which Class A common stock is purchased under the 2020 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower. Offering periods are generally six months long and begin on March 15 and September 15 of each year, except for the first two offering periods. The initial offering period began on September 15, 2020 and will end on February 28, 2021. The second offering period will begin on March 1, 2021 and will end on September 14, 2021.

Stock Options—Stock options granted under the 2012 Plan and the 2020 Plan generally vest based on continued service over four years and expire ten years from the date of grant. Certain employees were granted stock options under the 2012 Plan that become exercisable at any time following the date of grant and expire ten years from the date of grant.

Stock option activity and activity regarding shares available for grant under the 2012 Plan and the 2020 Plan during the nine months ended October 31, 2020 is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2020	412,401	80,903,200	$6.21	8.6	$1,546,313
Shares authorized	20,870,187	—
Options granted	(610,936)	610,936	$26.64
Options exercised	—	(4,945,720)	$2.23
Options forfeited	1,354,238	(1,354,238)	$5.47
Repurchase of unvested common stock	40,000	—
RSUs granted	(2,295,492)	—
RSUs forfeited	10,000	—
Balance—April 30, 2020	19,780,398	75,214,178	$6.65	8.5	$2,416,057
Options granted	(130,025)	130,025	$34.49
Options exercised	—	(1,898,922)	$5.19
Options forfeited	1,216,461	(1,216,461)	$8.68
RSUs granted	(2,587,289)	—
RSUs forfeited	19,550	—
Balance—July 31, 2020	18,299,095	72,228,820	$6.70	8.2	$6,227,842
Shares authorized	34,100,000	—
Shares ceased to be available for issuance under the 2012 Plan	(15,696,031)	—
Options granted	(136,000)	136,000	$71.91
Options exercised	—	(2,186,819)	$4.74
Options forfeited	543,634	(543,634)	$7.52
RSUs granted	(2,841,823)	—
RSUs forfeited	73,300	—
Balance—October 31, 2020	34,342,175	69,634,367	$6.88	8.0	$16,930,996
Vested and exercisable as of October 31, 2020		26,842,544	$4.86	7.4	$6,580,709

The weighted-average grant-date fair value of options granted for the nine months ended October 31, 2020 and 2019 was $22.67 and $4.29, respectively. The intrinsic value of options exercised for the nine months ended October 31, 2020 and 2019 was $544.5 million and $55.7 million, respectively. The aggregate grant-date fair value of options vested for the nine months ended October 31, 2020 and 2019 was $71.0 million and $38.8 million, respectively.

Restricted Stock Awards—Restricted stock award activity during the nine months ended October 31, 2020 is as follows:

	Under the Plan		Out of the Plan
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2020	16,700	$8.58	1,603,562	$2.06
Vested	(16,700)	$8.58	(27,912)	$2.38
Unvested Balance—April 30, 2020	—	$—	1,575,650	$2.06
Vested	—	$—	(652,914)	$1.99
Unvested Balance—July 31, 2020	—	$—	922,736	$2.11
Vested	—	$—	(90,412)	$2.10
Unvested Balance—October 31, 2020	—	$—	832,324	$2.11

From time to time, the Company has granted restricted stock awards under the 2012 Plan to certain third-party service providers in exchange for their services. These restricted stock awards vest upon the satisfaction of certain performance-based vesting conditions. The aggregate grant-date fair value of restricted stock awards vested under the 2012 Plan was $0.1 million for the nine months ended October 31, 2020 and $4.9 million for the nine months ended October 31, 2019.

In December 2017, the Company issued 1,250,000 shares of restricted common stock out of the 2012 Plan to an employee at $1.59 per share, payable by a promissory note. The promissory note accrued interest at the lower of 2.11% per annum or the maximum interest rate on commercial loans permissible by law and is partially secured by the underlying restricted stock. The promissory note was considered nonrecourse from an accounting standpoint, and therefore the notes are not reflected in the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit). Rather, the note issuances and the share purchases are accounted for as stock option grants, with the related stock-based compensation measured using the Black-Scholes option-pricing model and recognized over the vesting period of five years. The associated shares are legally outstanding and included in the balance of Class B common stock outstanding in the condensed consolidated financial statements. These shares of restricted common stock were considered unvested as of January 31, 2020 because the underlying promissory notes were not repaid. In May and June 2020, the outstanding principal amount and all accrued interest under this promissory note of $2.1 million was repaid, and 562,500 shares of restricted common stock were unvested as of October 31, 2020.

Common Stock Subject to Repurchase—Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded in other liabilities on the condensed consolidated balance sheets. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the stock option activity table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through the early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. There were 338,800 and 2,104,331 shares subject to repurchase as of October 31, 2020 and January 31, 2020, respectively, as a result of early exercised options.

As of October 31, 2020 and January 31, 2020, the liabilities for common stock subject to repurchase were $1.4 million and $4.5 million, respectively, which were recorded as other liabilities on the condensed consolidated balance sheets.

Modification of Early Exercised Stock Options—In connection with the termination of a former executive officer in April 2019, certain shares of his early exercised stock options were vested immediately. The remaining early exercised stock options held by him were subject to continuous vesting through April 2020 as he continued to provide service to the Company as an advisor. The acceleration and continuation of vesting were accounted for as a modification of the terms of the original award. The incremental stock-based compensation expense related to this modification was $16.7 million, of which $2.7 million and $11.1 million was recognized for the nine months ended October 31, 2020 and 2019, respectively.

RSUs—During the nine months ended October 31, 2020, the Company began granting more RSUs than options and issued RSUs to its employees and directors. RSUs issued prior to the IPO had both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied on the earlier of (i) the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock or (ii) immediately prior to the closing of a change in control of the Company. Both events were not deemed probable until consummated, and therefore, stock-based compensation related to these RSUs remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $55.5 million using the accelerated attribution method for the portion of the awards for which the service-based vesting condition has been fully or partially satisfied.

RSU activity during the nine months ended October 31, 2020 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2020	—	$—
Granted	2,295,492	$38.77
Forfeited	(10,000)	$38.77
Unvested Balance—April 30, 2020	2,285,492	$38.77
Granted	2,587,289	$67.02
Forfeited	(19,550)	$38.77
Unvested Balance—July 31, 2020	4,853,231	$53.83
Granted	2,841,823	$113.53
Vested	(5,657)	$45.95
Forfeited	(73,300)	$75.29
Unvested Balance—October 31, 2020	7,616,097	$75.91

Stock-Based Compensation—The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted to employees and non-employees for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

Expected term (in years)	5.9	6.1	6.0	6.0
Expected volatility	38.4%	36.9%	37.2%	37.0%
Risk-free interest rate	0.4%	1.4%	1.0%	2.0%
Expected dividend yield	—%	—%	—%	—%

Expected term—For stock options considered to be “plain vanilla” options, the Company estimates the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term.

Expected volatility—The Company performed an analysis of using the average volatility of a peer group of representative public companies with sufficient trading history over the expected term to develop an expected volatility assumption.

Risk-free interest rate—Based upon quoted market yields for the United States Treasury debt securities for a term consistent with the expected life of the awards in effect at the time of grant.

Expected dividend yield—Because the Company has never paid and has no intention to pay cash dividends on common stock, the expected dividend yield is zero.

Fair value of underlying common stock—Prior to the completion of the IPO, the board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares. After the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the New York Stock Exchange.

The following table summarizes the weighted-average assumptions used in estimating the fair value of ESPP for the initial offering period using the Black-Scholes option-pricing model:

Three and Nine Months Ended
October 31, 2020

Expected term (in years)	0.5
Expected volatility	60.1%
Risk-free interest rate	0.1%
Expected dividend yield	—%

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

Cost of revenue	$13,226	$832	$15,507	$2,682
Sales and marketing	39,481	4,802	49,714	15,428
Research and development	39,368	4,411	49,186	10,822
General and administrative	27,066	12,913	43,383	28,493
Stock-based compensation, net of amounts capitalized	119,141	22,958	157,790	57,425
Capitalized stock-based compensation	284	334	1,020	786
Total stock-based compensation	$119,425	$23,292	$158,810	$58,211

As of October 31, 2020, total compensation cost related to unvested stock-based awards not yet recognized was $664.5 million, which will be recognized over a weighted-average period of 2.2 years.

12. Income Taxes
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
The Company had an effective tax rate of (0.3%) and (0.2%) for the three and nine months ended October 31, 2020, respectively, and (0.4%) and (0.3%) for the three and nine months ended October 31, 2019, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
The Company has evaluated all available evidence, both positive and negative, including historical levels of income and expectations and risks associated with estimates of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against its net deferred tax assets.
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of October 31, 2020, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes; and tax years 2017 and forward generally remain open for examination for foreign tax purposes.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain tax positions giving rise to unrecognized tax benefits for the three and nine months ended October 31, 2020, and 2019. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. None of the unrecognized tax benefits are currently expected to impact the Company’s effective tax rate, if realized, as a result of the full valuation allowance.

Certain countries where the Company does business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) enacted by the United States on March 27, 2020. The Company is continuing to analyze these legislative developments and believes that they have not had a material impact on its provision for income taxes for each of the three and nine months ended October 31, 2020.

13. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Prior to the automatic conversion of all of its redeemable convertible preferred stock outstanding into Class B common stock upon the completion of the IPO, the Company considered all series of its redeemable convertible preferred stock and unvested common stock to be participating securities as the holders of such stock have the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend is paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses.
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, redeemable convertible preferred stock, stock options, restricted stock awards, RSUs, ESPP, early exercised stock options, and common stock warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting, converting, and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both individual and combined basis.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

Numerator:
Net loss attributable to Class A and Class B common stockholders	$(168,889)	$(88,057)	$(340,167)	$(265,281)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders – basic and diluted	166,868,200	45,911,449	93,763,599	43,113,683
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted	$(1.01)	$(1.92)	$(3.63)	$(6.15)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	October 31,
	2020	2019

Redeemable convertible preferred stock	—	169,921,272
Stock options	69,634,367	79,268,167
Common stock warrants	—	32,336
Shares subject to repurchase(1)	1,171,124	4,034,938
RSUs	7,616,097	—
ESPP	85,922	—
Total	78,507,510	253,256,713
________________
(1)Includes zero and 234,400 shares of restricted stock that were subject to performance-based vesting conditions as of October 31, 2020 and 2019, respectively.

14. Geographic Information
Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

United States	$135,427	$64,102	$341,892	$158,207
Other(1)	24,197	8,910	59,692	18,849
Total	$159,624	$73,012	$401,584	$177,056
________________
(1)No other individual country accounted for more than 10% of the Company’s revenue for all periods presented.

Long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area were as follows (in thousands):

	October 31, 2020	January 31, 2020

United States	$234,415	$212,189
Other	8,490	10,923
Total	$242,905	$223,112

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended January 31, 2020 included in the final prospectus for our initial public offering (IPO) dated as of September 15, 2020 and filed with the Securities and Exchange Commission (SEC), pursuant to Rule 424(b)(4) on September 16, 2020 (Final Prospectus). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Unless the context otherwise requires, all references in this report to "Snowflake," the “Company”, "we," "our," "us," or similar terms refer to Snowflake Inc. and its subsidiaries.

Overview
We believe in a data connected world where organizations have seamless access to explore, share, and unlock the value of data. To realize this vision, we are pioneering the Data Cloud, an ecosystem where Snowflake customers, partners, and data providers can break down data silos and derive value from rapidly growing data sets in secure, governed, and compliant ways.

Our Cloud Data Platform is the innovative technology that powers the Data Cloud. Our platform enables customers to consolidate data into a single source of truth to drive meaningful business insights, build data-driven applications, and share data. We deliver our platform through a customer-centric, consumption-based business model, only charging customers for the resources they use.

Our cloud-native architecture consists of three independently scalable layers across storage, compute, and cloud services. The storage layer ingests massive amounts and varieties of structured and semi-structured data to create a unified data record. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases without latency. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 22 regional deployments around the world. These deployments are interconnected to create our single Cloud Data Platform, delivering a consistent, global user experience.

We generate the substantial majority of our revenue from fees charged to our customers based on the storage, compute, and data transfer resources consumed on our platform as a single, integrated offering. For storage resources, consumption fees are based on the average terabytes per month of all of the customer’s data stored in our platform. For compute resources, consumption fees are based on the type of compute resource used and the duration of use or, for some features, the volume of data processed. For data transfer resources, consumption fees are based on terabytes of data transferred, the public cloud provider used, and the region to and from which the transfer is executed.

Our customers typically enter into capacity arrangements with a term of one to four years, or consume our platform under on-demand arrangements in which we charge for use of our platform monthly in arrears. Consumption for most customers accelerates from the beginning of their usage to the end of their contract terms and often exceeds their initial capacity commitment amounts. When this occurs, our customers have the option to amend their existing agreement with us to purchase additional capacity or request early renewals. When a customer’s consumption during the contract term does not exceed its capacity commitment amount, it may have the option to roll over any unused capacity to future periods, generally on the purchase of additional capacity. For these reasons, we believe our deferred revenue is not a meaningful indicator of future revenue that will be recognized in any given time period.

Our go-to-market strategy is focused on acquiring new customers and driving continued use of our platform for existing customers. We primarily focus our selling efforts on large organizations and sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales organization is comprised of sales development, inside sales, and field sales personnel and is segmented by the size of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate, which exceeded 160% as of October 31, 2020 and January 31, 2020.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of October 31, 2020, we had 3,554 total customers, increasing from 2,392 as of January 31, 2020. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of October 31, 2020, our customers included 165 of the Fortune 500, based on the 2020 Fortune 500 list, and those customers contributed approximately 28% of our revenue for the nine months ended October 31, 2020. Our Fortune 500 customer count is subject to adjustments for annual updates to the Fortune 500 list by Fortune, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers.
Initial Public Offering and Private Placements
In September 2020, we completed our initial public offering (IPO) in which we issued and sold 32,200,000 shares of our Class A common stock at $120.00 per share, including 4,200,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $3.7 billion after deducting underwriting discounts. In connection with the IPO:
•all 182,271,099 shares of our outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis; and
•Salesforce Ventures LLC and Berkshire Hathaway Inc. each purchased 2,083,333 shares of our Class A common stock at $120.00 per share in concurrent private placements that closed immediately subsequent to the closing of the IPO. We received aggregate proceeds of $500.0 million in these concurrent private placements and did not pay underwriting discounts with respect to the shares of Class A common stock that were sold in these private placements.

Key Factors Affecting Our Performance
Adoption of our Cloud Data Platform
Our future success depends in large part on the market adoption of our Cloud Data Platform. While we see growing demand for our platform, particularly from large enterprises, many of these organizations have invested substantial technical, financial, and personnel resources in their legacy database products or big data offerings, despite their inherent limitations. While this makes it difficult to predict customer adoption rates and future demand, we believe that the benefits of our platform put us in a strong position to capture the significant market opportunity ahead.
Expanding Within our Existing Customer Base
Our large base of customers represents a significant opportunity for further consumption of our platform. While we have seen a rapid increase in the number of customers that have contributed more than $1 million in product revenue in the trailing 12 months, we believe that there is a substantial opportunity to continue growing these customers further, as well as continuing to expand the usage of our platform within our other existing customers. We plan to continue investing in our direct sales force to encourage increased consumption and adoption of new use cases among our existing customers.

Once deployed, our customers often expand their use of our platform more broadly within the enterprise and across their ecosystem of customers and partners as they migrate more data to the public cloud, identify new use cases, and realize the benefits of our platform. However, because we generally recognize product revenue on consumption and not ratably over the term of the contract, we do not have visibility into the timing of revenue recognition from any particular customer. In any given period, there is a risk that customer consumption of our platform will be slower than we expect, which may cause fluctuations in our revenue and results of operations. New software releases or hardware improvements may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads. Our ability to increase usage of our platform by, and sell additional contracted capacity to, existing customers, and, in particular, large enterprise customers, will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, overall changes in our customers’ spending levels, the effectiveness of our efforts to help our customers realize the benefits of our platform, and the extent to which customers migrate new workloads to our platform over time.
Acquiring New Customers
We believe there is a substantial opportunity to further grow our customer base by continuing to make significant investments in sales and marketing and brand awareness. Our ability to attract new customers will depend on a number of factors, including our success in recruiting and scaling our sales and marketing organization and competitive dynamics in our target markets. We intend to expand our direct sales force, with a focus on increasing sales to large organizations. While our platform is built for organizations of all sizes and industries, we have only recently focused our selling efforts on large enterprise customers. We may not achieve anticipated revenue growth from expanding our sales force to focus on large enterprises if we are unable to hire, develop, integrate, and retain talented and effective sales personnel; if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time; or if our sales and marketing programs are not effective.
Investing in Growth and Scaling our Business
We are focused on our long-term revenue potential. We believe that our market opportunity is large, and we will continue to invest significantly in scaling across all organizational functions in order to grow our operations both domestically and internationally. We have a history of introducing successful new features and capabilities on our platform, and we intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity rather than optimize for profitability or cash flow in the near future.

Key Business Metrics
We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.
Product Revenue
Product revenue is a key metric for us because we recognize revenue based on platform consumption, which is inherently variable at our customers’ discretion, and not based on the amount and duration of contract terms. Product revenue includes compute, storage, and data transfer resources, which are consumed by customers on our platform as a single, integrated offering. Customers have the flexibility to consume more than their contracted capacity during the contract term and may have the ability to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal. Our consumption-based business model distinguishes us from subscription-based software companies that generally recognize revenue ratably over the contract term and may not permit rollover. Because customers have flexibility in the timing of their consumption, which can exceed their contracted capacity or extend beyond the original contract term in many cases, the amount of product revenue recognized in a given period is an important indicator of customer satisfaction and the value derived from our platform. While customer use of our platform in any period is not necessarily indicative of future use, we estimate future revenue using predictive models based on customers’ historical usage to plan and determine financial forecasts. Product revenue excludes our professional services and other revenue, which has been less than 10% of revenue for each of the periods presented.
Remaining Performance Obligations
Remaining performance obligations (RPO) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPO excludes performance obligations from on-demand arrangements and certain time and materials contracts that are billed in arrears. RPO is not necessarily indicative of future product revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by a number of factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, seasonality, and the extent to which customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. Due to these factors, it is important to review RPO in conjunction with product revenue and other financial metrics disclosed elsewhere herein.
Total Customers
We count the total number of customers at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. For purposes of determining our customer count, we do not include customers that consume our platform only under on-demand arrangements. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that the number of customers is an important indicator of the growth of our business and future revenue trends.

Net Revenue Retention Rate
We believe the growth in use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We monitor our dollar-based net revenue retention rate to measure this growth. To calculate this metric, we first specify a measurement period consisting of the trailing two years from our current period end. Next, we define as our measurement cohort the population of customers under capacity contracts that used our platform at any point in the first month of the first year of the measurement period. We then calculate our net revenue retention rate as the quotient obtained by dividing our product revenue from this cohort in the second year of the measurement period by our product revenue from this cohort in the first year of the measurement period. Any customer in the cohort that did not use our platform in the second year remains in the calculation and contributes zero product revenue in the second year. Our net revenue retention rate is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. Since we will continue to attribute the historical product revenue to the consolidated contract, consolidation of capacity contracts within a customer’s organization typically will not impact our net revenue retention rate unless one of those customers was not a customer at any point in the first month of the first year of the measurement period. We expect our net revenue retention rate to decrease over time as customers that have consumed our platform for an extended period of time become a larger portion of both our overall customer base and our product revenue that we use to calculate net revenue retention rate, and as their consumption growth primarily relates to existing use cases rather than new use cases.
Customers with Trailing 12-Month Product Revenue Greater than $1 Million
Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us to sell additional capacity because they have larger budgets, a wider range of potential use cases, and greater potential for migrating new workloads to our platform over time. As a measure of our ability to scale with our customers and attract large enterprises to our platform, we count the number of customers under capacity arrangements that contributed more than $1 million in product revenue in the trailing 12 months. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity.

	Three Months Ended
	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019

Product revenue (in millions)	$148.5	$125.2	$101.8	$82.4	$69.2

	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019

Remaining performance obligations (in millions)	$927.9	$688.2	$467.8	$426.3	$273.0
Total customers	3,554	3,117	2,720	2,392	1,934
Net revenue retention rate	162%	158%	171%	169%	189%
Customers with trailing 12-month product revenue greater than $1 million	65	56	48	41	31

Impact of COVID-19
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. We have experienced, and may continue to experience, an adverse impact on certain parts of our business since the implementation of shelter-in-place orders in March 2020 to mitigate the outbreak of COVID-19, including a lengthening of the sales cycle for some prospective customers and delays in the delivery of professional services and trainings to our customers. We have also experienced, and may continue to experience, a modest positive impact on other aspects of our business, including an increase in consumption of our platform by existing customers. Moreover, we have seen slower growth in certain operating expenses due to reduced business travel, deferred hiring for some positions, and the virtualization or cancellation of customer and employee events. While a reduction in operating expenses may have an immediate positive impact on our results of operations, we do not yet have visibility into the full impact this will have on our business. We cannot predict how long we will continue to experience these impacts as shelter-in-place orders and other related measures are expected to change over time. Our results of operations, cash flows, and financial condition have not been adversely impacted to date. However, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread or resurgence of COVID-19, they may continue to decrease or delay their spending, request pricing discounts, or seek renegotiations of their contracts, any of which may result in decreased revenue and cash receipts for us. In addition, we may continue to experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect accounts receivable from these customers. In addition, in response to the spread of COVID-19, we have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations or on the global economy as a whole, particularly as the COVID-19 pandemic continues and persists for an extended period of time. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. For additional details, see the section titled “Risk Factors.”

Components of Results of Operations
Revenue
We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a substantial majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to initial consumption as part of customer onboarding and, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented 3% of our revenue for each of the three and nine months ended October 31, 2020, and 4% of our revenue for each of the three and nine months ended October 31, 2019.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented approximately 1% of our revenue for each of the three and nine months ended October 31, 2020 and 2019.

Our customer contracts for capacity typically have a term of one to four years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally on the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

We generate the substantial majority of our revenue from fees charged to our customers based on the storage, compute, and data transfer resources consumed on our platform as a single, integrated offering. We do not make any one of these resources available for consumption without the others. Instead, each of compute, storage, and data transfer work together to drive consumption on our platform. For storage resources, consumption for a given customer is based on the average terabytes per month of all of such customer’s data stored in our platform. For compute resources, consumption is based on the type of compute resource used and the duration of use or, for some features, the volume of data processed. For data transfer resources, consumption is based on terabytes of data transferred, the public cloud provider used, and the region to and from which the transfer is executed.

Because customers have flexibility in their consumption and we generally recognize revenue on consumption and not ratably over the term of the contract, we do not have the visibility into the timing of revenue recognition from any particular customer contract that typical subscription-based software companies may have. As our customer base grows, we expect our ability to forecast customer consumption in the aggregate will improve. However, in any given period, there is a risk that customers will consume our platform more slowly than we expect, which may cause fluctuations in our revenue and results of operations.

Our revenue also includes professional services and other revenue, which consists of consulting, on-site technical solution services, and training related to our platform. Our professional services revenue is recognized over time based on input measures, including time and materials costs incurred relative to total costs, with consideration given to output measures, such as contract deliverables, when applicable. Other revenue consists of fees from customer training delivered on-site or through publicly available classes.
Allocation of Overhead Costs
Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Such costs include costs associated with office facilities, depreciation of property and equipment, and IT-related personnel and other expenses, such as software and subscription services.
Cost of Revenue
Cost of revenue consists of cost of product revenue and cost of professional services and other revenue. Cost of revenue also includes allocated overhead costs.

Cost of product revenue. Cost of product revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with our customers’ use of our platform and the deployment and maintenance of our platform on public clouds, including different regional deployments, and personnel-related costs associated with customer support and maintaining service availability and security of our platform, including salaries, benefits, bonuses, and stock-based compensation. We periodically receive credits from third-party cloud providers that are recorded as a reduction to the third-party cloud infrastructure expenses. Cost of product revenue also includes amortization of internal-use software development costs, amortization of acquired developed technology intangible assets, amortization of cloud provider marketplace listing fees, and expenses associated with software and subscription services dedicated for use by our customer support team and our engineering team responsible for maintaining our platform.

Cost of professional services and other revenue. Cost of professional services and other revenue consists primarily of personnel-related costs associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation, and costs of contracted third-party partners and software tools.

We intend to continue to invest additional resources in our platform infrastructure and our customer support and professional services organizations to support the growth of our business. Some of these investments, including certain support costs and costs of expanding our business internationally, are incurred in advance of generating revenue, and either the failure to generate anticipated revenue or fluctuations in the timing of revenue could affect our gross margin from period to period.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and sales commissions. Operating expenses also include allocated overhead costs.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include draws and sales commissions paid to our sales force and referral fees paid to independent third parties, including amortization of deferred commissions. Prior to the nine months ended October 31, 2020, we primarily amortized sales commissions over a period of benefit that we determined to be five years as they were earned on new customer or customer expansion contracts. As a result of modifications to our sales compensation plan during the nine months ended October 31, 2020, we now expense a portion of these sales commissions in the period earned, as they are earned based on the rate of our customers’ consumption of our platform, which we expect will accelerate our sales and marketing expenses in the near term. The remaining portion of the sales commissions is earned upon origination of the new customer or customer expansion contract and is deferred and amortized over the period of benefit that we determined to be five years. In addition, sales and marketing expenses include expenses from our user conferences and programs, offset by proceeds from such conferences and programs, advertising costs, software and subscription services dedicated for use by our sales and marketing organizations, and outside services contracted for sales and marketing purposes. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. However, we expect that our sales and marketing expenses will decrease as a percentage of our revenue over time.
Research and Development
Research and development expenses consist primarily of personnel-related expenses associated with our research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred in developing our platform, and computer equipment, software, and subscription services dedicated for use by our research and development organization. We expect that our research and development expenses will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in our platform. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time. In addition, research and development expenses that qualify as internal-use software development costs are capitalized, the amount of which may fluctuate significantly from period to period.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources, facilities, and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation. General and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services dedicated for use by our general and administrative functions, insurance and other corporate expenses.

As a result of the closing of our IPO, we have incurred and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time.

Interest Income
Interest income consists primarily of interest income earned on our cash equivalents and short-term and long-term investments.
Other Income (Expense), Net
Other income (expense), net consists primarily of the effect of exchange rates on our foreign currency-denominated asset and liability balances, and interest expense.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

Revenue	$159,624	$73,012	$401,584	$177,056
Cost of revenue(1)	66,681	29,489	159,684	82,035
Gross profit	92,943	43,523	241,900	95,021
Operating expenses(1):
Sales and marketing	134,727	75,668	325,267	213,133
Research and development	74,138	27,669	143,949	75,451
General and administrative	53,532	30,318	116,224	79,413
Total operating expenses	262,397	133,655	585,440	367,997
Operating loss	(169,454)	(90,132)	(343,540)	(272,976)
Interest income	1,517	2,491	5,654	9,252
Other expense, net	(519)	(40)	(1,561)	(819)
Loss before income taxes	(168,456)	(87,681)	(339,447)	(264,543)
Provision for income taxes	433	376	720	738
Net loss	$(168,889)	$(88,057)	$(340,167)	$(265,281)
________________
(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

Cost of revenue	$13,226	$832	$15,507	$2,682
Sales and marketing	39,481	4,802	49,714	15,428
Research and development	39,368	4,411	49,186	10,822
General and administrative	27,066	12,913	43,383	28,493
Total stock-based compensation expense	$119,141	$22,958	$157,790	$57,425

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

Revenue	100%	100%	100%	100%
Cost of revenue	42	40	40	46
Gross profit	58	60	60	54
Operating expenses:
Sales and marketing	84	104	81	120
Research and development	46	38	36	43
General and administrative	34	42	29	45
Total operating expenses	164	184	146	208
Operating loss	(106)	(124)	(86)	(154)
Interest income	—	4	1	5
Other expense, net	—	—	—	—
Loss before income taxes	(106)	(120)	(85)	(149)
Provision for income taxes	—	1	—	1
Net loss	(106%)	(121%)	(85%)	(150%)

Comparison of the Three and Nine Months Ended October 31, 2020 and 2019
Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue:
Product	$148,473	$69,213	115%	$375,506	$169,797	121%
Professional services and other	11,151	3,799	194%	26,078	7,259	259%
Total	$159,624	$73,012	119%	$401,584	$177,056	127%
Percentage of revenue:
Product	93%	95%		94%	96%
Professional services and other	7%	5%		6%	4%
Total	100%	100%		100%	100%

Product revenue increased $79.3 million and $205.7 million for the three and nine months ended October 31, 2020 compared to the three and nine months ended October 31, 2019, respectively, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 162% as of October 31, 2020. The increase in product revenue was also driven by the increases in capacity sales prices of approximately 7% and 9% for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year, primarily as a result of better discipline over discounting. We had 65 customers with product revenue of greater than $1 million for the trailing 12 months ended October 31, 2020, an increase from 31 customers as of October 31, 2019, representing approximately 46% of our product revenue for each of the trailing 12 months ended October 31, 2020 and 2019. Approximately 95% and 92% of our revenue for the three and nine months ended October 31, 2020, respectively, was derived from existing customers under capacity arrangements, and approximately 2% and 5% of our revenue for the three and nine months ended October 31, 2020, respectively, was derived from new customers under capacity arrangements. The remainder was driven by on-demand arrangements. As described in the section titled “Impact of COVID-19,” we have experienced impacts from the COVID-19 pandemic, including the elongation of sales cycles, that may impact our future growth rates. We continue to monitor its impact on product revenue, customer acquisitions, and net revenue retention rates carefully.

Professional services and other revenue increased $7.4 million and $18.8 million for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year as we expanded our professional services organization to help our customers further realize the benefits of our platform.
Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended October 31,			Nine Months Ended October 31,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Product	$51,816	$24,646	110%	$130,065	$67,845	92%
Professional services and other	14,865	4,843	207%	29,619	14,190	109%
Total cost of revenue	$66,681	$29,489	126%	$159,684	$82,035	95%
Gross profit (loss):
Product	$96,657	$44,567	117%	$245,441	$101,952	141%
Professional services and other	(3,714)	(1,044)	256%	(3,541)	(6,931)	(49%)
Total gross profit	$92,943	$43,523	114%	$241,900	$95,021	155%
Gross margin:
Product	65%	64%		65%	60%
Professional services and other	(33%)	(27%)		(14%)	(95%)
Total gross margin	58%	60%		60%	54%
Headcount (at period end)
Product	139	68		139	68
Professional services and other	143	71		143	71
Total headcount	282	139		282	139

Cost of product revenue increased $27.2 million and $62.2 million for the three and nine months ended October 31, 2020 compared to the three and nine months ended October 31, 2019, respectively. The increase was primarily due to an increase of $14.4 million and $44.4 million in third-party cloud infrastructure expenses, and to a lesser extent, due to increased headcount, resulting in an increase of $10.3 million and $13.9 million in personnel-related costs and allocated overhead costs for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year. The increase in personnel-related costs included an increase of $6.7 million in stock-based compensation for each of the three and nine months ended October 31, 2020 compared to the same periods in the prior year, partially due to the satisfaction of the performance-based vesting condition for our outstanding restricted stock units (RSUs) upon the effectiveness of our IPO in September 2020. Amortization of cloud provider marketplace listing fees increased $0.8 million and $1.2 million, and expenses associated with software and subscription services dedicated for use by our customer support team increased $0.6 million and $1.4 million for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year. Additionally, amortization of internal-use software development costs also increased $0.6 million and $1.4 million for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year.

Cost of professional services and other revenue increased $10.0 million and $15.4 million for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year, primarily due to increased headcount, resulting in an increase of $8.9 million and $13.8 million in personnel-related costs and allocated overhead costs for the three and nine months ended October 31, 2020, respectively. The increase in personnel-related costs included an increase of $5.7 million and $6.1 million in stock-based compensation for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year, partially due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in September 2020. Additionally, costs associated with contracted third-party partners increased $0.3 million and $1.0 million for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year.

Our product gross margin was 65% for each of the three and nine months ended October 31, 2020, compared to 64% and 60% for the three and nine months ended October 31, 2019, respectively, primarily due to better discipline over discounting, higher volume-based discounts for our purchases of third-party cloud infrastructure, and increased scale across our cloud infrastructure regions. While we expect our product gross profit percentage to increase for the fiscal year ending January 31, 2021, compared to the fiscal year ended January 31, 2020, fluctuations in the mix and timing of customers' consumption, which is inherently variable at our customers' discretion, whether or not a customer contracts with us through our marketplace listings, and the extent of our investments in our operations, could hinder any improvement in our product gross margin. Given that we have only recently started to scale our professional services organization, we do not believe year-over-year changes in professional services and other gross margins are meaningful.
Sales and Marketing

	Three Months Ended October 31,			Nine Months Ended October 31,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$134,727	$75,668	78%	$325,267	$213,133	53%
Percentage of revenue	84%	104%		81%	120%
Headcount (at period end)	1,177	907		1,177	907

Sales and marketing expenses increased $59.1 million and $112.1 million for the three and nine months ended October 31, 2020 compared to the three and nine months ended October 31, 2019, respectively. The increase was primarily due to increased headcount, resulting in an increase of $48.6 million and $85.2 million in personnel-related costs (excluding commission expenses) and allocated overhead costs for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year. The increase in personnel-related costs included an increase of $34.7 million and $34.3 million in stock-based compensation for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year, partially due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in September 2020. Expenses associated with commissions and third-party referral fees, including amortization of deferred commissions, increased $8.5 million and $24.3 million for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year, due to an increase in bookings and modifications to our sales compensation plan during the nine months ended October 31, 2020, as discussed in “Components of Results of Operations” above.

Other sales and marketing program expenses, which include advertising costs and contractors fees, also increased $4.5 million and $11.5 million for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year. The overall increase is offset by a decrease in sales-related conferences and events, and expenses from user conferences and programs due to the COVID-19 pandemic. Sales-related conferences and events, and expenses from user conferences and programs decreased $1.0 million for each of the three and nine months ended October 31, 2020, and recruiting expenses decreased $1.0 million and $8.0 million for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year.

Research and Development

	Three Months Ended October 31,			Nine Months Ended October 31,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$74,138	$27,669	168%	$143,949	$75,451	91%
Percentage of revenue	46%	38%		36%	43%
Headcount (at period end)	440	298		440	298

Research and development expenses increased $46.5 million and $68.5 million for the three and nine months ended October 31, 2020 compared to the three and nine months ended October 31, 2019, respectively. The increase was primarily due to increased headcount, resulting in an increase of $44.4 million and $62.3 million in personnel-related costs and allocated overhead costs for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year. The increase in personnel-related costs included an increase of $35.0 million and $38.4 million in stock-based compensation for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year, partially due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in September 2020. The remaining increase in research and development expenses for the three and nine months ended October 31, 2020 was primarily due to an increase of $2.2 million and $5.9 million, respectively, in third-party cloud infrastructure expenses incurred in developing our platform.
General and Administrative

	Three Months Ended October 31,			Nine Months Ended October 31,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$53,532	$30,318	77%	$116,224	$79,413	46%
Percentage of revenue	34%	42%		29%	45%
Headcount (at period end)	354	178		354	178

General and administrative expenses increased $23.2 million and $36.8 million for the three and nine months ended October 31, 2020 compared to the three and nine months ended October 31, 2019, respectively. The increase was primarily due to increased headcount, resulting in an increase of $19.1 million and $27.5 million in personnel-related costs and allocated overhead costs for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year. The increase in personnel-related costs included an increase of $14.2 million and $14.9 million in stock-based compensation for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year, mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in September 2020.

Outside services increased $1.2 million and $4.4 million for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year, primarily related to legal, accounting, and other professional service fees. Other general and administrative expenses, including insurance and other corporate expenses, also increased $2.8 million and $3.7 million for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior year as we incurred additional expenses as a result of becoming a public company.

Interest Income

	Three Months Ended October 31,			Nine Months Ended October 31,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)			(dollars in thousands)
Interest income	$1,517	$2,491	(39%)	$5,654	$9,252	(39%)

Interest income decreased $1.0 million and $3.6 million for the three and nine months ended October 31, 2020 compared to the three and nine months ended October 31, 2019, respectively, primarily due to lower yields on investments, partially offset by the effect of higher cash and investment balances.
Provision for Income Taxes

	Three Months Ended October 31,			Nine Months Ended October 31,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)			(dollars in thousands)
Loss before income taxes	$(168,456)	$(87,681)	92%	$(339,447)	$(264,543)	28%
Provision for income taxes	433	376	15%	720	738	(2%)
Effective tax rate	(0.3%)	(0.4%)		(0.2%)	(0.3%)

We maintain a full valuation allowance on our U.S. deferred tax assets, and the significant components of our recorded tax expense are current cash taxes in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate might fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers as further detailed below.

In September 2020, we completed our IPO which resulted in aggregate net proceeds of $3.7 billion, after underwriting discounts of $121.7 million. We also received aggregate proceeds of $500.0 million related to our concurrent private placements, and did not pay any underwriting discounts or commissions with respect to the shares that were sold in these private placements.

As of October 31, 2020, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $5.1 billion. Our investments primarily consist of U.S. government and agency securities, corporate notes and bonds, commercial paper, certificates of deposit, and money market funds.

We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2020	2019

Net cash used in operating activities	$(65,031)	$(133,766)
Net cash (used in) provided by investing activities	(875,038)	154,145
Net cash provided by financing activities	4,753,012	50,811
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses. We have generated negative cash flows and have supplemented working capital through net proceeds from the sale of equity securities.

Cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, net of amounts capitalized, depreciation and amortization of property and equipment, amortization of acquired intangible assets, amortization of operating lease right-of-use assets, amortization of deferred commissions, and changes in operating assets and liabilities during each period.

For the nine months ended October 31, 2020, net cash used in operating activities was $65.0 million, primarily consisting of our net loss of $340.2 million, adjusted for non-cash charges of $215.7 million, and net cash inflows of $59.5 million provided by changes in our operating assets and liabilities, net of the effect of an acquisition. The main drivers of the changes in operating assets and liabilities, net of the effect of an acquisition, were a $111.7 million increase in deferred revenue, resulting primarily from increased prepaid capacity arrangements; a $22.5 million increase in accrued expenses and other liabilities due to increased headcount, growth in our business and ESPP employee contributions under the 2020 ESPP which became effective in connection with the IPO; and a $9.2 million decrease in accounts receivable due to timing of collections, partially offset by a $29.5 million increase in prepaid expenses and other assets, primarily driven by prepaid insurance as a result of becoming a public company, a $27.3 million increase in deferred commissions earned on bookings, and a $23.4 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

For the nine months ended October 31, 2019, net cash used in operating activities was $133.8 million, primarily consisting of our net loss of $265.3 million, adjusted for non-cash charges of $87.0 million, and net cash inflows of $44.6 million provided by changes in our operating assets and liabilities, net of effect of acquisitions. The main drivers of the changes in operating assets and liabilities, net of effect of acquisitions, were a $107.7 million increase in deferred revenue, resulting primarily from increased prepaid capacity arrangements, a $14.4 million increase in accrued expenses and other liabilities due to increased headcount and growth in our business, and a $10.6 million increase in accounts payable. These amounts were partially offset by a $38.2 million increase in accounts receivable due to an increase in sales, a $35.0 million increase in deferred commissions earned on bookings, a $8.9 million increase in prepaid expenses and other assets, primarily driven by prepaid software and subscription services and deposits for our leased facilities, and a $6.1 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

Net cash used in operating activities decreased $68.7 million for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, primarily due to an increase of $291.9 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect cash used in operating activities to decrease for the fiscal year ending January 31, 2021 compared to the fiscal year ended January 31, 2020.
Investing Activities
Net cash used in investing activities for the nine months ended October 31, 2020 was $875.0 million, primarily as a result of $834.8 million of net purchases of investments, and, to a lesser extent, purchases of property and equipment to support additional office facilities, purchases of intangible assets, cash paid for an acquisition, and capitalized internal-use software development costs.

Net cash provided by investing activities for the nine months ended October 31, 2019 was $154.1 million, primarily as a result of $177.9 million of net sales, maturities, and redemptions of investments, partially offset by purchases of property and equipment to support additional office facilities and cash paid for an acquisition, net of cash acquired.
Financing Activities
Net cash provided by financing activities for the nine months ended October 31, 2020 was $4.8 billion, primarily as a result of the $4.2 billion of aggregate net proceeds from our IPO and the concurrent private placements completed in September 2020, net of underwriting discounts, as well as $509.8 million in proceeds from the issuance of equity securities.

Net cash provided by financing activities for the nine months ended October 31, 2019 was $50.8 million, primarily as a result of proceeds from the issuance of equity securities.

Contractual Obligations and Commitments
Except as discussed below and set forth in Note 9, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the nine months ended October 31, 2020 from the commitments and contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Final Prospectus.

In August 2020, we amended one of our third-party cloud infrastructure agreements and committed to spend at least $550.0 million between September 2020 and December 2025 on cloud infrastructure services with no minimum purchase commitment during any year. If we fail to meet the minimum purchase commitment as of December 2025, we are required to pay the difference, and such payment can be applied to qualifying spending on cloud infrastructure services for up to twelve months after December 2025. If such agreement had not been amended, the remaining non-cancellable commitments as of January 31, 2020 would have been $50.7 million.

In July 2020, we amended one of our third-party cloud infrastructure agreements and committed to spend $1.2 billion between August 2020 and July 2025 on cloud infrastructure services ($115.0 million between August 2020 and July 2021, $185.0 million between August 2021 and July 2022, $250.0 million between August 2022 and July 2023, $300.0 million between August 2023 and July 2024, and $350.0 million between August 2024 and July 2025). We are required to pay the difference if we fail to meet the minimum purchase commitment during any year. If such agreement had not been amended, the remaining non-cancellable commitments as of January 31, 2020 would have been $118.8 million ($1.8 million between February 2020 and January 2021, $58.5 million between February 2021 and January 2022, and $58.5 million between February 2022 and January 2023).

Off-Balance Sheet Arrangements
We did not have during any of the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus.

Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of October 31, 2020, we had $5.1 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including U.S. government and agency securities, corporate notes and bonds, commercial paper, certificates of deposit, and money market funds. In addition, we had $15.0 million of restricted cash primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. A hypothetical 10% increase or decrease in interest rates would have resulted in a decrease of $98.0 million or an increase of $1.7 million in the market value of our cash equivalents, and short-term and long-term investments as of October 31, 2020.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of the majority of our wholly-owned foreign subsidiaries is the U.S. dollar. The majority of our sales are currently denominated in U.S. dollars, although we have recently started executing sales in Euros. Therefore our revenue is not currently subject to significant foreign currency risk, but that may change in the future. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, Germany, Netherlands, France, the United Kingdom, Singapore, Australia, India, and Japan. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would currently have a material impact on our operating results.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. Other Information
ITEM 1. LEGAL PROCEEDINGS
From time to time, we have been and will continue to be subject to legal proceedings and claims. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline.
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:

•We have a limited operating history, which makes it difficult to forecast our future results of operations.
•We may not have visibility into our financial position and results of operations.
•We have a history of operating losses and may not achieve or sustain profitability in the future.
•The markets in which we operate are highly competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
•If we fail to innovate in response to changing customer needs and new technologies and other market requirements, our business, financial condition, and results of operations could be harmed.
•If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.
•We could suffer disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies.
•We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.
•Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products and platform.
•Sales efforts to large customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.

•The COVID-19 pandemic could have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.
•The dual class structure of our common stock has the effect of concentrating voting control with our existing stockholders, executive officers, directors, and their affiliates, which will limit your ability to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions, or other business combination transactions that may not be aligned with your interests.
Risks Related to Our Business and Operations
We have a limited operating history, which makes it difficult to forecast our future results of operations.
We were founded in 2012 and first offered our platform for sale in 2014. Our revenue was $159.6 million and $73.0 million for the three months ended October 31, 2020 and 2019, respectively, and $401.6 million and $177.1 million the nine months ended October 31, 2020 and 2019, respectively. However, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.

Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our platform, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described below. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
We may not have visibility into our financial position and results of operations.
Customers consume our platform by using compute, storage, and data transfer resources. Unlike a subscription-based business model, in which revenue is recognized ratably over the term of the subscription, we generally recognize revenue on consumption. Because our customers have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that a typical subscription-based software company has. There is a risk that customers will consume our platform more slowly than we expect, and our actual results may differ from our forecasts. Further, investors and securities analysts may not understand how our consumption-based business model differs from a subscription-based business model, and our business model may be compared to subscription-based business models. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class actions.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $168.9 million and $88.1 million for the three months ended October 31, 2020 and 2019, respectively, and $340.2 million and $265.3 million the nine months ended October 31, 2020 and 2019, respectively. As of October 31, 2020 and January 31, 2020, we had an accumulated deficit of $1.0 billion and $700.3 million, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform and expand our sales, marketing, and professional services teams. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems and operating as a public company. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and Class A common stock may significantly decrease.

The markets in which we operate are highly competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
The markets in which we operate are rapidly evolving and highly competitive. As these markets continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include:

•large, well-established, public cloud providers that generally compete in all of our markets, including AWS, Azure, and GCP;
•less-established public and private cloud companies with products that compete in some of our markets;
•other established vendors of legacy database solutions or big data offerings; and
•new or emerging entrants seeking to develop competing technologies.
We compete based on various factors, including price, performance, breadth of use cases, multi-cloud availability, brand recognition and reputation, customer support, and differentiated capabilities, including ease of implementation and data migration, ease of administration and use, scalability and reliability, data governance, security, and compatibility with existing standards. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical, and other resources than we do, and may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements, and buying practices.

We currently only offer our platform on the public clouds provided by AWS, Azure, and GCP, which are also some of our primary competitors. Currently, a substantial majority of our business is run on the AWS public cloud. There is risk that one or more of these public cloud providers could use their respective control of their public clouds to embed innovations or privileged interoperating capabilities in competing products, bundle competing products, provide us unfavorable pricing, leverage its public cloud customer relationships to exclude us from opportunities, and treat us and our customers differently with respect to terms and conditions or regulatory requirements than it would treat its similarly situated customers. Further, they have the resources to acquire or partner with existing and emerging providers of competing technology and thereby accelerate adoption of those competing technologies. All of the foregoing could make it difficult or impossible for us to provide products and services that compete favorably with those of the public cloud providers.

For all of these reasons, competition may negatively impact our ability to maintain and grow consumption of our platform or put downward pressure on our prices and gross margins, any of which could materially harm our reputation, business, results of operations, and financial condition.
If we fail to innovate in response to changing customer needs and new technologies and other market requirements, our business, financial condition, and results of operations could be harmed.
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, markets addressed, types of data processed, ease of data ingestion, user experience, and data governance and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case. In recent years, customers have begun using our platform for additional use cases, including data pipelines, data lakes, data application development, and data sharing and exchange. Our future success depends on our ability to continue to innovate and increase customer adoption of our platform in these and other areas. Further, the value of our platform to customers is increased to the extent they are able to use it for all of their data. We need to continue to invest in technologies, services, and partnerships that increase the types of data processed on our platform and the ease with which customers can ingest data into our platform. We must also continue to enhance our data sharing and data exchange capabilities so customers can share their data with internal business units, customers, and other third parties. In addition, our platform requires third-party public cloud infrastructure to operate. Currently, we use public cloud offerings provided by AWS, Azure, and GCP. We will need to continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers. To the extent we expand further into the public sector and highly regulated industries, our platform may need to address additional requirements specific to those industries.

If we are unable to enhance our platform to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations could be adversely affected.
If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.
Our platform processes, stores, and transmits our customers’ proprietary, confidential, and sensitive data, including personal information, protected health information, and financial data. Our platform is built to be available on the infrastructure of third-party public cloud providers such as AWS, Azure, and GCP. We also use third-party service providers and sub-processors to help us deliver services to our customers and their end-users. These vendors may store or process proprietary, confidential, and sensitive data such as personal information, protected health information, or other information of our employees, our partners, our customers, or our customers’ end-users. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. While we, our third-party cloud providers, and our third-party processors have implemented or are contractually obligated to implement security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, access, acquisition, modification, misuse, destruction, or loss of our or our customers’ data or other sensitive information. Any security breach of our platform, our operational systems, physical facilities, or the systems of our third-party processors, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we may not control the security measures of our third-party processors, we may be responsible for any breach of such measures or suffer reputational harm.

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry and our customers’ industries. In addition to such attacks, we may experience unavailable systems, unauthorized access, acquisition or disclosure of information due to employee error, theft or misuse, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. The recovery systems, security protocols, network protection mechanisms, and other security measures that we have integrated into our platform, systems, networks, and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure, or data loss. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks, or physical facilities utilized by our third-party processors.

We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. Any security breach or effort to mitigate security vulnerabilities could result in unexpected interruptions, delays, cessation of service, and other harm to our business and our competitive position.

A security breach may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A security breach could lead to claims by our customers, their end-users, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action and our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our platform, systems, networks, or physical facilities could result in litigation with our customers, our customers’ end-users, or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners, our customers or our customers’ end-users was disrupted, we could incur significant liability, or our platform, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more customers, or if we suffer a cyber-attack that impacts our ability to operate our platform, we may suffer material damage to our reputation, business, financial condition, and results of operations. Further, our insurance coverage may not be adequate for data security, indemnification obligations, or other liabilities. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements) could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand our platform and geographic footprint, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.
We could suffer disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies.
Our business depends on our platform to be available without disruption. We have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with our platform. We have also experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with the public cloud and internet infrastructure on which our platform relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities and defects in proprietary and open source software, human error or misconduct, capacity constraints, design limitations, or denial of service attacks or other security-related incidents.

Further, if our contractual and other business relationships with our public cloud providers are terminated, suspended, or suffer a material change to which we are unable to adapt, such as the elimination of services or features on which we depend, we could be unable to provide our platform and could experience significant delays and incur additional expense in transitioning customers to a different public cloud provider.

Any disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies, or any material change in our contractual and other business relationships with our public cloud providers, could result in reduced use of our platform, increased expenses, including service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition, and results of operations.
We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.
Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:

•fluctuations in demand for or pricing of our platform;
•fluctuations in usage of our platform;
•our ability to attract new customers;
•our ability to retain existing customers;
•customer expansion rates;

•timing, amount, and cost of our investments to expand the capacity of our public cloud providers;
•seasonality;
•investments in new features and functionality;
•fluctuations in customer consumption resulting from our introduction of new features or capabilities to our systems that may impact customer consumption;
•the timing of our customers’ purchases;
•the speed with which customers are able to migrate data onto our platform after purchasing capacity;
•fluctuations or delays in purchasing decisions in anticipation of new products or enhancements by us or our competitors;
•changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•our ability to control costs, including our operating expenses;
•the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;
•the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, and other non-cash charges;
•the amount and timing of costs associated with recruiting, training, and integrating new employees and retaining and motivating existing employees;
•the effects of acquisitions and their integration;
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;
•health epidemics or pandemics, such as the coronavirus outbreak (COVID-19);
•the impact of new accounting pronouncements;
•changes in regulatory or legal environments that may cause us to incur, among other things, expenses associated with compliance;
•the overall tax rate for our business, which may be affected by the mix of income we earn in the United States and in jurisdictions with comparatively lower tax rates, the effects of stock-based compensation, and the effects of changes in our business;
•the impact of changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•fluctuations in the market values of our portfolio investments and in interest rates;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers; and
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform.
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class actions.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products and platform.
We must expand our sales and marketing organization to increase our sales to new and existing customers. For the fiscal years ended January 31, 2020 and 2019, Capital One Services, LLC accounted for approximately 11% and 17% of our revenue, respectively, and while we expect our revenue from this customer to account for less than 10% of our revenue during the fiscal year ending January 31, 2021, a significant decrease in revenue from this customer could harm our business and results of operations. We plan to continue expanding our direct sales force, both domestically and internationally, particularly our direct enterprise sales organization focused on sales to the world’s largest organizations. We also plan to dedicate significant resources to sales and marketing programs that are focused on these large organizations. Once a new customer begins using our platform, our sales team will need to continue to focus on expanding consumption with that customer. All of these efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
Sales efforts to large customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.
Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, including our ability to partner with third-parties that advise such customers or help them integrate their IT solutions, substantial upfront sales costs, and less predictability in completing some of our sales. For example, large customers may require considerable time to evaluate and test our platform prior to making a purchase decision and placing an order. In addition, large customers may be switching from legacy on-premises solutions when purchasing our products, and may rely on third-parties with whom we do not have relationships when making purchasing decisions. A number of factors also influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Moreover, large customers often begin to deploy our products on a limited basis but nevertheless demand implementation services and negotiate pricing discounts, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations may be affected.
The COVID-19 pandemic could have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.
The potential impact and duration of the COVID-19 pandemic on the global economy and our business are difficult to assess or predict. Potential impacts include:

•Our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections.
•Our employees are working from home significantly more frequently than they have historically, which may result in decreased employee productivity and morale with increased unwanted employee attrition.
•We continue to incur fixed costs, particularly for real estate, and are deriving reduced or no benefit from those costs.
•We may continue to experience disruptions to our growth planning, such as for facilities and international expansion.
•We anticipate incurring costs in returning to work from our facilities around the world, including changes to the workplace, such as space planning, food service, and amenities.

•Our operating lease right-of-use assets may be impaired due to potential loss of sublease income.
•We may be subject to legal liability for safe workplace claims.
•Our critical vendors could go out of business.
•Our in-person marketing events, including customer user conferences, have been canceled and we may continue to experience prolonged delays in our ability to reschedule or conduct in-person marketing events and other sales and marketing activities.
•Our marketing, sales, professional services, and support organizations are accustomed to extensive face-to-face customer and partner interactions, and conducting business virtually is unproven.
Any of the foregoing could adversely affect our business, financial condition, and results of operations.
If we are unable to successfully manage the growth of our professional services business and improve our profit margin from these services, our operating results will be harmed.
Our professional services business, which performs implementation services for our customers, has grown as our product revenue has grown. We believe our investment in professional services facilitates the adoption of our platform, especially with large enterprises. As a result, our sales efforts have focused on helping our customers realize the value of our platform rather than on the profitability of our professional services business. In the future, we intend to price our professional services based on the anticipated cost of those services and, as a result, expect to improve the gross profit percentage of our professional services business. If we are unable to manage the growth of our professional services business and improve our profit margin from these services, our operating results, including our profit margins, will be harmed.
Our current management team is new, and if we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business and future growth prospects may be harmed.
Many of our executive officers and other members of our management team have been with us for a short period of time, including Frank Slootman, our Chairman and Chief Executive Officer, who joined us in April 2019, and Michael P. Scarpelli, our Chief Financial Officer, who joined us in August 2019. Our success depends largely upon the continued services of these and other executive officers, as well as our other key employees in the areas of research and development and sales and marketing.

From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based data platform products, experienced sales professionals, and expert customer support personnel. We also are dependent on the continued service of our existing software engineers because of the sophistication of our platform. While the market for such talented personnel is particularly competitive in the San Francisco Bay Area, where our headquarters is located, it is also competitive in other markets where we maintain operations.

If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. We also believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
If the availability of our platform does not meet our service-level commitments to our customers, our current and future revenue may be negatively impacted.
We typically commit to our customers that our platform will maintain a minimum service-level of availability. If we are unable to meet these commitments, we may be obligated to provide customers with additional capacity, which could significantly affect our revenue. We rely on public cloud providers, such as AWS, Azure, and GCP, and any availability interruption in the public cloud could result in us not meeting our service-level commitments to our customers. In some cases, we may not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud. Further, any failure to meet our service-level commitments could damage our reputation and adoption of our platform, and we could face loss of revenue from reduced future consumption of our platform. Any service-level failures could adversely affect our business, financial condition, and results of operations.
We agree to indemnify customers and other third parties, which exposes us to substantial potential liability.
Our contracts with customers, investors, and other third parties may include indemnification provisions under which we agree to defend and indemnify them against claims and losses arising from alleged infringement, misappropriation, or other violation of intellectual property rights, data protection violations, breaches of representations and warranties, damage to property or persons, or other liabilities arising from our products or such contracts. Although we attempt to limit our indemnity obligations, we may not be successful in doing so, and an event triggering our indemnity obligations could give rise to multiple claims involving multiple customers or other third parties. We may be liable for up to the full amount of the indemnified claims, which could result in substantial liability or material disruption to our business or could negatively impact our relationships with customers or other third parties, reduce demand for our products, and adversely affect our business, financial condition, and results of operations.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. Further, the proceeds we received from our IPO in September 2020 increased the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations.

Seasonality may cause fluctuations in our remaining performance obligations.
Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our large enterprise customers. This seasonality has an impact on our remaining performance obligations (RPO). We expect this seasonality to become more pronounced as we continue to target large enterprise customers.
We do business with federal, state, and local governments and agencies, and heavily regulated U.S. and foreign organizations; as a result, we face risks related to the procurement process, budget decisions driven by statutory and regulatory determinations, termination of contracts, and compliance with government contracting requirements.
We provide our platform to the U.S. government, state and local governments, and heavily regulated organizations directly and through our partners. We have made, and may continue to make, significant investments to support future sales opportunities in the federal, state, and local government sectors, including obtaining government certifications. However, government certification requirements may change, or we may be unable to achieve or sustain one or more required government certifications. As a result, our ability to sell into the government sector could be restricted until we obtain such certifications.

A substantial majority of our sales to date to government entities have been made indirectly through our distribution and reseller partners. Doing business with government entities presents a variety of risks. The procurement process for governments and their agencies is highly competitive, time-consuming, and may, in certain circumstances, be subject to political influence. We incur significant up-front time and expense, which subjects us to additional compliance risks and costs, without any assurance that we (or a third-party distributor or reseller) will win a contract. Beyond this, demand for our platform may be adversely impacted by public sector budgetary cycles, and funding availability that in any given fiscal cycle may be reduced or delayed, including in connection with an extended federal government shutdown. Further, if we are or our partners are successful in receiving a bid award, that award could be challenged by one or more competitive bidders. Bid protests may result in an increase in expenses related to obtaining contract awards or an unfavorable modification or loss of an award. In the event a bid protest is unsuccessful, the resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated. As a result of these lengthy and uncertain sales cycles, it is difficult for us to predict the timing of entering into customer agreements with government entities.

In addition, public sector customers may have contractual, statutory, or regulatory rights to terminate current contracts with us or our third-party distributors or resellers for convenience or due to a default, though such risk may be assumed by such third-party distributors or resellers. If a contract is terminated for convenience, we may only be able to collect fees for platform consumption prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative products or services or be precluded from doing further business with government entities. Further, entities providing services to governments are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with supplier diversity policies, and other terms that are particular to government contracts, such as termination rights. These rules may apply to us or third-party resellers or distributors whose practices we may not control. Such parties’ non-compliance could result in repercussions with respect to contractual and customer satisfaction issues.

In addition, federal, state, and local governments routinely investigate and audit contractors for compliance with these requirements. If, as a result of an audit, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, costs associated with the triggering of price reduction clauses, fines, and suspensions or debarment from future government business, and we may suffer reputational harm.

Further, we are increasingly doing business in heavily regulated industries, such as the financial services and health care industries. Current and prospective customers, such as those in these industries, may be required to comply with more stringent regulations in connection with subscribing to and implementing our services or particular regulations regarding third-party vendors that may be interpreted differently by different customers. In addition, regulatory agencies may impose requirements toward third-party vendors generally, or our company in particular, that we may not be able to, or may not choose to, meet. In addition, customers in these heavily regulated areas often have a right to conduct audits of our systems, products, and practices. In the event that one or more customers determine that some aspect of our business does not meet regulatory requirements, we may be limited in our ability to continue or expand our business.

Our customers also include a number of non-U.S. governments, to which similar procurement, budgetary, contract, and audit risks of U.S. government contracting also apply, particularly in certain emerging markets where our customer base is less established. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Each of these difficulties could materially adversely affect our business and results of operations.
Any future litigation against us could be costly and time-consuming to defend.
We may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
Unfavorable conditions in our industry or the global economy, or reductions in cloud spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemic (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 12% of our revenue for the fiscal year ended January 31, 2020. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

•slower than anticipated public cloud adoption by international businesses;

•changes in a specific country’s or region’s political, economic, or legal and regulatory environment, including Brexit, pandemics, tariffs, trade wars, or long-term environmental risks;
•the need to adapt and localize our platform for specific countries;
•greater difficulty collecting accounts receivable and longer payment cycles;
•unexpected changes in trade relations, regulations, or laws;
•new, evolving, and more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
•differing and potentially more onerous labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•laws and business practices favoring local competitors or general market preferences for local vendors;
•limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents;
•political instability or terrorist activities;
•COVID-19 or any other pandemics or epidemics that could result in decreased economic activity in certain markets, decreased use of our products and services, or in our decreased ability to import, export, or sell our products and services to existing or new customers in international markets;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the FCPA), U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions;
•burdens of complying with laws and regulations related to taxation; and
•regulations, adverse tax burdens, and foreign exchange controls that could make it difficult to repatriate earnings and cash.
If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity financings and payments received from our customers. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
We are exposed to fluctuations in currency exchange rates and interest rates, which could negatively affect our results of operations and our ability to invest and hold our cash.
Our sales are currently denominated in U.S. dollars and in Euros, and will potentially be denominated other currencies in the future. Our revenue is, therefore, subject to foreign currency risk. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected. For international customers with sales denominated in U.S. dollars, a strengthening of the U.S. dollar could increase the real cost of our platform to such customers, which could adversely affect our results of operations. In addition, an increasing portion of our operating expenses is incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. In addition, we are exposed to fluctuations in interest rates, which may result in a negative interest rate environment, in which interest rates drop below zero. In such a zero interest rate environment, any cash that we may hold with financial institutions will yield a storage charge instead of earning interest income, which may encourage us to spend our cash or make high-risk investments, all of which could adversely affect our financial position, results of operations, and cash flows.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
U.S. generally accepted accounting principles (GAAP) are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes appearing elsewhere herein. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to revenue recognition, internal-use software development costs, deferred commissions, valuation of our stock-based compensation awards, including the determination of fair value of our common stock, accounting for income taxes, the carrying value of operating lease right-of-use assets, and useful lives of long-lived assets, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Our business could be disrupted by catastrophic occurrences and similar events.
Our platform and the public cloud infrastructure on which our platform relies are vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, disease, such as the COVID-19 pandemic, and similar events. Our United States corporate offices and certain of the public cloud data centers in which we operate are located in the San Francisco Bay Area and Pacific Northwest, regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our public cloud providers could result in disruptions, outages, and other performance and quality problems. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be seriously harmed.
Risks Related to Our Intellectual Property
Our intellectual property rights may not protect our business or provide us with a competitive advantage.
To be successful, we must protect our technology and brand in the United States and other jurisdictions through trademarks, trade secrets, patents, copyrights, service marks, invention assignments, contractual restrictions, and other intellectual property rights and confidentiality procedures. Despite our efforts to implement these protections, they may not protect our business or provide us with a competitive advantage for a variety of reasons, including:

•the failure by us to obtain patents and other intellectual property rights for important innovations or maintain appropriate confidentiality and other protective measures to establish and maintain our trade secrets;
•uncertainty in, and evolution of, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights;
•potential invalidation of our intellectual property rights through administrative processes or litigation;
•any inability by us to detect infringement or other misappropriation of our intellectual property rights by third parties; and
•other practical, resource, or business limitations on our ability to enforce our rights.
Further, the laws of certain foreign countries, particularly certain developing countries, do not provide the same level of protection of corporate proprietary information and assets, such as intellectual property, trademarks, trade secrets, know-how, and records, as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad. Additionally, we may also be exposed to material risks of theft or unauthorized reverse engineering of our proprietary information and other intellectual property, including technical data, data sets, or other sensitive information. Our efforts to enforce our intellectual property rights in such foreign countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop, which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, if we are unable to prevent the disclosure of our trade secrets to third parties, or if our competitors independently develop any of our trade secrets, we may not be able to establish or maintain a competitive advantage in our market, which could seriously harm our business.

Litigation may be necessary to enforce our intellectual property or proprietary rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any litigation, whether or not resolved in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel, and result in counterclaims with respect to infringement of intellectual property rights by us. If we are unable to prevent third parties from infringing upon or misappropriating our intellectual property or are required to incur substantial expenses defending our intellectual property rights, our business, financial condition, and results of operations may be materially adversely affected.

We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
We compete in markets where there are a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights, as well as disputes regarding infringement of these rights. For example, on July 24, 2020, Yeti Data, Inc. (Yeti Data) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging trademark infringement and other ancillary claims. Yeti Data is seeking a permanent injunction against infringement, damages, and attorneys’ fees. While we intend to defend this lawsuit vigorously and believe that we have valid defenses to these claims, there can be no assurance that a favorable outcome will be obtained.

In addition, many of the holders of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights have extensive intellectual property portfolios and greater resources than we do to enforce their rights. As compared to our large competitors, our patent portfolio is relatively undeveloped and may not provide a material deterrent to such assertions or provide us with a strong basis to counterclaim or negotiate settlements. Further, to the extent assertions are made against us by entities that hold patents but are not operating companies, our patent portfolio may not provide deterrence because such entities are not concerned with counterclaims.

Any intellectual property litigation to which we become a party may require us to do one or more of the following:

•cease selling, licensing, or using products or features that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate;
•make substantial payments for legal fees, settlement payments, or other costs or damages, including indemnification of third parties;
•obtain a license or enter into a royalty agreement, either of which may not be available on reasonable terms or at all, in order to obtain the right to sell or use the relevant intellectual property; or
•redesign the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.
Intellectual property litigation is typically complex, time consuming, and expensive to resolve and would divert the time and attention of our management and technical personnel. It may also result in adverse publicity, which could harm our reputation and ability to attract or retain customers. As we grow, we may experience a heightened risk of allegations of intellectual property infringement. An adverse result in any litigation claims against us could have a material adverse effect on our business, financial condition, and results of operations.
If we use open source software inconsistent with our policies and procedures or the license terms applicable to such software, we could be subject to legal expenses, damages, or costly remediation or disruption to our business.
We use open source software in our platform. While we have policies and procedures in place governing the use of open source software, there is a risk that we incorporate open source software with onerous licensing terms, including the obligation to make our source code available for others to use or modify without compensation to us. If we receive an allegation that we have violated an open source license, we may incur significant legal expenses, be subject to damages, be required to redesign our product to remove the open source software, or be required to comply with onerous license restrictions, all of which could have a material impact on our business. Even in the absence of a claim, if we discover the use of open source software inconsistent with our policies, we could expend significant time and resources to replace the open source software or obtain a commercial license, if available. All of these risks are heightened by the fact that the ownership of open source software can be uncertain, leading to litigation, and many of the licenses applicable to open source software have not been interpreted by courts, and these licenses could be construed to impose unanticipated conditions or restrictions on our ability to commercialize our products. Any use of open source software inconsistent with our policies or licensing terms could harm our business and financial position.

Risks Related to Our Tax, Legal, and Regulatory Environment
Complying with evolving privacy and other data related laws as well as contractual and other requirements may be expensive and force us to make adverse changes to our business, and the failure or perceived failure to comply with such laws, contracts, and other requirements could result in significant fines and liability or otherwise result in substantial harm to our business and prospects.
We are subject to data privacy and protection laws, regulations, policies, and contractual obligations that apply to the collection, transmission, storage, processing, and use of personal information or personal data, which among other things, impose certain requirements relating to the privacy and security of personal information. Laws and regulations governing data privacy and protection, the use of the internet as a commercial medium, the use of data in artificial intelligence and machine learning, and data sovereignty requirements are rapidly evolving, extensive, complex, and include inconsistencies and uncertainties. Examples of recent and anticipated developments that have or could impact our business include the following:

•The General Data Protection Regulation (GDPR) took effect in May 2018 and established requirements applicable to the handling of personal information of residents of the European Union (EU).
•The EU has proposed the Regulation on Privacy and Electronic Communications (ePrivacy Regulation), which, if adopted, would impose new obligations on the use of personal information in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing.
•In January 2020, Britain formally left the EU. The United Kingdom’s withdrawal from the EU is commonly referred to as “Brexit.”
•We are following developments in 2020 regarding the frameworks that address the transfer of personal information outside of the EU and Switzerland, including the Privacy Shield frameworks and the standard contractual clauses, such as the invalidation of the EU-U.S. Privacy Shield framework and proposed new standard contractual clauses.
•In January 2020, the California Consumer Privacy Act (CCPA) took effect, providing California residents increased privacy rights and protections, including the ability to opt out of specific disclosures of their personal information. Further, in November 2020, California voters approved the California Privacy Rights Act of 2020 (CPRA), that takes effect January 1, 2023 and, in part, it is expected that it will (i) provide California residents with the ability to limit use of sensitive information, (ii) increase the maximum penalties for specific data protection violations affecting California residents under the age of 16, and (iii) establish the California Privacy Protection Agency for purposes of implementing and enforcing the CPRA. Other U.S. states are considering adopting similar laws.

•Both U.S. and non-U.S. governments are considering regulating artificial intelligence and machine learning.
•The certifications we may maintain and the standards that may be applicable to our business, such as the U.S. Federal Risk and Authorization Management Program, PCI-DSS, ISO/IEC 27001, HI-TRUST CSF, among others, are becoming more stringent.

These and other similar legal and regulatory developments could contribute to legal and economic uncertainty, increase our exposure to liability, affect how we design, market, sell, and operate our platform, how our customers process and share data, how we process and use data, and how we transfer personal data from one jurisdiction to another, which could negatively impact demand for our platform. It is possible that new and existing laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We may incur substantial costs to comply with such laws and regulations, to meet the demands of our customers relating to their own compliance with applicable laws and regulations, and to establish and maintain internal policies, self-certifications, and third-party certifications supporting our compliance programs. Our customers may delegate their GDPR compliance or other privacy law obligations to us via contract, and we may otherwise be required to expend resources to assist our customers with such compliance obligations. In addition, any actual or perceived non-compliance with applicable laws, regulations, policies, contractual obligations, or certifications could result in proceedings, investigations, or claims against us by regulatory authorities, customers, or others, leading to reputational harm, significant fines, litigation costs, and damages. For example, if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to EUR 20 million or 4% of our worldwide annual revenue, whichever is greater, as well as potential data processing restrictions and penalties for a violation of certain GDPR requirements. Even if we are not determined to have violated these laws and other obligations, investigations into these issues typically require the expenditure of significant resources and generate negative publicity. In addition, any failure by our third-party processors to comply with applicable law, regulations, or contractual obligations could result in proceedings against us by governmental entities or others. All of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

We may publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal information, or other confidential information. Although we endeavor to comply with our published policies, certifications, and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies, certifications, and documentation. Such failures can subject us to potential foreign, local, state, and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.
We are subject to the FCPA, U.S. domestic bribery laws, the UK Bribery Act 2010, and other anti-corruption and anti-money laundering laws in the countries in which we conduct business. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market or resell our products and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, there is a risk that our employees and agents will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we expand internationally, our risks under these laws may increase.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition, and results of operations could be harmed.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
Our platform is subject to U.S. export controls, including the U.S. Export Administration Regulations, and we incorporate encryption technology into our platform. This encryption technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report.

Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control that prohibit the sale or supply of most products and services to embargoed jurisdictions or sanctioned parties. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers.

If our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from using our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology. Any change in export or import regulations, economic sanctions, or related legislation, increased export and import controls, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, financial condition, and results of operations.
Our international operations may subject us to greater than anticipated tax liabilities.
We are expanding our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act (Tax Act) made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss (NOL) carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a territorial system. The issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

The Organization for Economic Cooperation and Development (OECD) has been working on a Base Erosion and Profit Shifting Project, and issued a report in 2015, an interim report in 2018, and certain proposals for public consultation in October 2020. The OECD is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business.

Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.
Our ability to use our net operating loss carryforwards may be limited.
We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under legislation enacted in 2017, informally titled the Tax Act, as modified by legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

As of January 31, 2020, we had U.S. federal and state net operating loss carryforwards of $632.4 million and $385.8 million, respectively. Of the $632.4 million U.S. federal net operating loss carryforwards, $64.0 million may be carried forward indefinitely with no limitation when utilized, and $487.6 million may be carried forward indefinitely with utilization limited to 80% of taxable income. The remaining $80.8 million will begin to expire in 2031. The state net operating loss carryforwards begin to expire in 2029.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as one or more stockholders or groups of stockholders who own at least 5% of our stock increasing their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards to offset its post-change income or taxes may be limited. It is possible that we may experience ownership changes as a result of our initial public offering or in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
We are subject to income taxes in the United States and various foreign jurisdictions. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. We believe that our provision for income taxes is reasonable, but the ultimate tax outcome may differ from the amounts recorded in our condensed consolidated financial statements and may materially affect our financial results in the period or periods in which such outcome is determined.

Our effective tax rate could increase due to several factors, including:

•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act and the CARES Act;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•the effects of acquisitions.
Any of these developments could adversely affect our results of operations.
Risks Related to the Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our executive officers, directors, and their affiliates, which will limit the ability of holders of our Class A common stock to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions, or other business combination transactions that may not be aligned with their interests.
Our Class B common stock has ten votes per share, whereas our Class A common stock has one vote per share. As a result, as of October 31, 2020, holders of our Class B common stock collectively owned shares representing approximately 98% of the voting power of our outstanding capital stock, and our directors and executive officers and their affiliates collectively beneficially owned, in the aggregate, shares representing approximately 28% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with their interests. This control may adversely affect the market price of our Class A common stock.

Further, future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.
We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the IPO, including our executive officers, employees, and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
Our stock price may be volatile, and the value of our Class A common stock may decline.
The market price of our Class A common stock has been and may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in the pricing of our platform;
•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our platform;
•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•significant data breaches, disruptions to, or other incidents involving our platform;
•our involvement in litigation;
•future sales of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•changes in senior management or key personnel;
•the trading volume of our Class A common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic and market conditions.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, such as recessions, interest rate changes, or international currency fluctuations, may also negatively impact the market price of our Class A common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our stockholders who held our capital stock prior to completion of our IPO have substantial unrecognized gains on the value of the equity they hold based upon the price at which shares were sold in our IPO, and therefore, they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.

All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock during specified periods of time after September 15, 2020, subject to certain exceptions. Subject to compliance with Rule 144, shares of our Class B common stock as well as shares underlying outstanding RSUs and shares subject to outstanding options will be eligible for sale in the public market in the near future as set forth below:

•Beginning on or around December 15, 2020 (the First Release), our current employees with a title below vice president, current contractors, former employees (other than Robert L. Muglia, our former chief executive officer, and his affiliates), and former contractors, may sell a number of shares equal to 25% of (i) outstanding vested shares and (ii) shares subject to vested stock options and RSUs, each held by such holder or held by trusts for the benefit of such holder or of an immediate family member of such holder, and calculated as of the date of release (Vested Holdings).
•Beginning on the second trading day immediately following the day that the closing price of our Class A common stock on The New York Stock Exchange exceeds $159.60, for at least 10 trading days in the 15 trading day period following December 14, 2020, all other non-employee stockholders who are not members of our board of directors or our affiliates and whose shares were not included in the First Release (including Mr. Muglia and his affiliates), may sell a number of shares equal to 25% of their Vested Holdings. The date of the release may be extended in our discretion for administrative processing, and we expect to require such additional process time. We will report such release on a current report on Form 8-K following the closing of trading on the date that is at least two trading days prior to such release.
•Beginning on the commencement of trading on the second full trading day following our second public release of quarterly or annual financial results following the IPO (the Lock-up Release Date), all remaining shares will be eligible for sale.
The 4,166,666 shares of Class A common stock purchased in the two concurrent private placements completed in September 2020, and the 4,042,043 shares of Class A common stock purchased in September 2020 in the secondary transaction from one of our stockholders are subject to a market standoff agreement with us for a period of up to 365 days after September 15, 2020.

As of October 31, 2020, there were 7,616,097 RSUs for shares of Class B common stock outstanding and 69,634,367 shares of Class B common stock issuable upon the exercise of options outstanding. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options and RSUs or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended (the Securities Act). The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, based on shares outstanding as of October 31, 2020, holders of approximately 190,885,696 shares of Class B common stock, or approximately 67% of our capital stock outstanding as of such date, and holders of approximately 8,208,709 shares of our Class A common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Class A common stock could decline.
The market price and trading volume of our Class A common stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If securities analysts or industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.
We do not intend to pay dividends for the foreseeable future and, as a result, the ability of the holders of our Class A common stock to achieve a return on their investment will depend on appreciation in the price of our Class A common stock.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, holders of our Class A common stock may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (Section 404), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) January 31, 2026, the last day of the fiscal year following the fifth anniversary of the IPO; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
We will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of January 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We have only recently established an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our Class A common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our Chief Executive Officer;

•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may only be removed for cause;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that holders of our Class A common stock would receive a premium for their shares of our Class A common stock in an acquisition.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for certain disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
The following sets forth information regarding all unregistered securities sold since July 31, 2020:

•From August 1, 2020 to September 16, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-248830), we granted stock options to purchase an aggregate of 136,000 shares of our Class B common stock to our employees at exercise prices ranging from $69.00 to $80.00 per share under our 2012 Equity Incentive Plan.
•From August 1, 2020 to September 16, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-248830), we issued an aggregate of 2,080,174 shares of our Class B common stock upon the exercise of options under our 2012 Equity Incentive Plan at exercise prices ranging from $0.65 to $13.48 per share, for an aggregate purchase price of $9.6 million.
•From August 1, 2020 to September 16, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-248830), we granted an aggregate of 2,841,823 restricted stock units to our employees to be settled in shares of our Class B common stock under our 2012 Equity Incentive Plan.
•On September 17, 2020, we issued 32,241 shares of our Class B common stock upon the net exercise of an outstanding warrant to purchase 32,336 shares of our Class B common stock at an exercise price of $0.74 per share.
•On September 18, 2020, each of Salesforce Ventures LLC and Berkshire Hathaway Inc. purchased from us 2,083,333 shares of our Class A common stock at a price per share equal to the IPO price in two concurrent private placements. We received aggregate proceeds of $500.0 million and did not pay underwriting discounts with respect to the shares of Class A common stock that were sold in these private placements.
The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access through their relationships with us, or otherwise to information about us. The issuances of these securities were made without any general solicitation or advertising.

(b) Use of Proceeds
On September 18, 2020, we closed our IPO of 32,200,000 shares of our Class A common stock at an offering price of $120.00 per share, including 4,200,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in gross proceeds to us of $3.7 billion, net of the underwriting discounts. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-248280), which was declared effective by the SEC on September 15, 2020. Goldman Sachs & Co. LLC, Morgan Stanley, J.P. Morgan Securities LLC, Allen & Company LLC, Citigroup, Credit Suisse, Barclays, Deutsche Bank Securities, Mizuho Securities, Truist Securities, BTIG, Canaccord Genuity, Capital One Securities, Cowen, D.A. Davidson & Co., JMP Securities, Oppenheimer & Co., Piper Sandler, Stifel, Academy Securities, Loop Capital Markets, Ramirez & Co., Inc., and Siebert Williams Shank acted as underwriters for the offering. We incurred offering expenses of approximately $0.3 million. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, the IPO terminated.

Immediately subsequent to the closing of our IPO, each of Salesforce Ventures LLC and Berkshire Hathaway Inc. purchased from us approximately 2,083,333 shares of our Class A common stock at a price per share equal to the IPO price of $120.00 per share in two concurrent private placements. We received aggregate proceeds of $500.0 million and did not pay underwriting discounts with respect to the shares of Class A common stock that were sold in these private placements.

No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus for our IPO dated as of September 15, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on September 16, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	9/18/2020
3.2	Amended and Restated Bylaws of Snowflake Inc.	S-1/A	333-248280	3.4	9/8/2020
10.1	Amended and Restated Investor Rights Agreement by and among Snowflake Inc. and certain holders of its capital stock, dated February 7, 2020, as amended.	S-1/A	333-248280	10.1	9/8/2020
10.2	Snowflake Inc. 2020 Equity Incentive Plan.	S-1/A	333-248280	10.6	9/8/2020
10.3	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under 2020 Equity Incentive Plan.	S-1/A	333-248280	10.7	9/8/2020
10.4	Form of Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.	S-1/A	333-248280	10.8	9/8/2020
10.5	Snowflake Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-248280	10.8	9/8/2020
10.6	Confirmatory Offer Letter by and between Snowflake Inc. and Benoit Dageville, dated August 21, 2020.	S-1	333-248280	10.13	8/24/2020
10.7	Confirmatory Offer Letter by and between Snowflake Inc. and Christopher W. Degnan, dated August 21, 2020.	S-1	333-248280	10.14	8/24/2020
10.8	Non-Employee Director Compensation Policy	S-1	333-248280	10.17	8/24/2020
10.9	Cash Incentive Bonus Plan	S-1	333-248280	10.19	8/24/2020
10.10	Common Stock Purchase Agreement by and among Snowflake Inc., salesforce.com, inc., and Salesforce Ventures LLC, dated as of September 5, 2020.	S-1/A	333-248280	10.20	9/8/2020
10.11	Common Stock Purchase Agreement by and among Snowflake Inc. and Berkshire Hathaway Inc., dated as of September 7, 2020.	S-1/A	333-248280	10.21	9/8/2020
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 2, 2020

SNOWFLAKE INC.

By:	/s/ Frank Slootman
Name:	Frank Slootman
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)