Form 10-K
period 2021-01-31
Snowflake Inc.
filed 2021-03-31
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to
Commission file number: 001-39504
SNOWFLAKE INC.
(Exact name of registrant as specified in its charter)

Delaware	46-0636374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Concar Drive San Mateo, CA 94402
(Address of principal executive offices)
(844) 766-9355
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	SNOW	The New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on March 1, 2021, based on the closing price of $272.17 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $65.9 billion. The Registrant has elected to use March 1, 2021 as the calculation date because on July 31, 2020 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately held company.
As of March 1, 2021, there were 288.7 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2021.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our revenue, expenses, and other operating results, including statements relating to the portion of our remaining performance obligations that we expect to be recognized as revenue in future periods;
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
•our growth strategies for our platform and the Data Cloud;
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Other sections of this Annual Report on Form 10-K may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.snowflake.com), our filings with the Securities and Exchange Commission (SEC), webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

PART I
ITEM 1. BUSINESS
We believe in a data connected world where organizations have seamless access to explore, share, and unlock the value of data. To realize this vision, we deliver the Data Cloud, an ecosystem where Snowflake customers, partners, data providers, and data consumers can break down data silos and derive value from rapidly growing data sets in secure, governed, and compliant ways.

Our platform is the innovative technology that powers the Data Cloud, enabling customers to consolidate data into a single source of truth to drive meaningful business insights, build data-driven applications, and share data. We provide our platform through a customer-centric, consumption-based business model, only charging customers for the resources they use.

Snowflake solves the decades-old problem of data silos and data governance. Leveraging the elasticity and performance of the public cloud, our platform enables customers to unify and query data to support a wide variety of use cases. It also provides frictionless and governed data access so users can securely share data inside and outside of their organizations, generally without copying or moving the underlying data. As a result, customers can blend existing data with new data for broader context, augment data science efforts, and create new monetization streams. Delivered as a service, our platform requires near-zero maintenance, enabling customers to focus on deriving value from their data rather than managing infrastructure.

Our cloud-native architecture consists of three independently scalable layers across storage, compute, and cloud services. The storage layer ingests massive amounts and varieties of structured and semi-structured data to create a unified data record. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases without latency. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 23 regional deployments around the world. These deployments are interconnected to deliver the Data Cloud, enabling a consistent, global user experience.

Our platform supports a wide range of use cases that enable our customers’ most important business objectives, including data warehousing, data lakes, data engineering, data science, data application development, and data sharing. From January 1, 2021 to January 31, 2021, we processed an average of over 777 million daily queries across all of our customer accounts, up from an average of over 364 million daily queries during the corresponding month of the prior fiscal year.

Our business benefits from powerful network effects. The Data Cloud will continue to grow as organizations move their siloed data from cloud-based repositories and on-premises data centers to the Data Cloud. The more customers adopt our platform, the more data can be exchanged with other Snowflake customers, partners, data providers, and data consumers, enhancing the value of our platform for all users. We believe this network effect will help us drive our vision of the Data Cloud.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of January 31, 2021, we had 4,139 total customers, increasing from 2,392 customers as of January 31, 2020. As of January 31, 2021, our customers included 186 of the Fortune 500, based on the 2020 Fortune 500 list, and those customers contributed approximately 27% of our revenue for the fiscal year ended January 31, 2021. Our Fortune 500 customer count is subject to adjustments for annual updates to the Fortune 500 list by Fortune, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers. As our customers experience the benefits of our platform, they typically expand their usage significantly, as evidenced by our net revenue retention rate, which was 168% as of January 31, 2021. The number of customers that contributed more than $1 million in trailing 12-month product revenue increased from 41 to 77 as of January 31, 2020 and 2021, respectively.

We have achieved significant growth in recent periods. For the fiscal years ended January 31, 2021, 2020, and 2019, our revenue was $592.0 million, $264.7 million, and $96.7 million, respectively, representing year-over-year growth of 124% and 174%, respectively. Our net loss was $539.1 million, $348.5 million, and $178.0 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively.

The Rise of the Data Cloud
Data exists everywhere, but is often held hostage in silos by machines, applications, networks, and clouds. In order to access the value of this data, organizations are undergoing massive digital transformation initiatives, and data is driving operations for many modern enterprises. In an effort to mobilize data, companies have invested billions of dollars in disparate on-premises systems, infrastructure clouds, and application clouds. Yet, there are a myriad of challenges associated with legacy data solutions and the data silo problem persists.

We believe the Data Cloud can enable a world without data silos, allowing organizations to effortlessly discover, access, derive insights from, and share data from a variety of sources. Customers can share and provide access to each other’s data, augment data science and machine learning algorithms with more data sets, connect global supply chains through data hubs, and create new monetization channels by connecting data providers and consumers. As the Data Cloud grows through broad adoption and increasing usage, there are enhanced benefits from greater data availability.
Our Solution
Our platform is built on a cloud-native architecture that leverages the massive scalability and performance of the public cloud. Our platform allows customers to consolidate data into a single source of truth to drive meaningful business insights, power applications, and share data across regions and public clouds. Key elements of our platform include:

•Diverse data types. Our platform integrates and optimizes both structured and semi-structured data as a common data set, without sacrificing performance or flexibility.
•Massive scalability of data volumes. Our platform leverages the scalability and performance of the public cloud to support growing data sets without sacrificing performance.
•Multiple use cases and users simultaneously. Our platform makes compute resources dynamically available to address the demand of as many users and use cases as needed. Because the storage layer is independent of compute, the data is centralized and simultaneously accessible by many users without compromising performance or data integrity.
•Optimized price-performance. Our platform uses advanced optimizations to efficiently access only the data required to deliver the desired results. It delivers speed without the need for tuning or the expense of manually organizing data prior to use. Organizations can adjust their consumption to precisely match their needs, always optimizing for price-performance.
•Easy to use. Our platform can be up and running in seconds and is priced based on a consumption-based business model, reducing hidden costs and ensuring customers pay only for what they use. We also use a familiar programming model and query language, saving organizations from additional time and costs to learn new skills or hire specialized analysts or data scientists.
•Delivered as a service with no overhead. Our platform is delivered as a service, eliminating the cost, time, and resources associated with managing underlying infrastructure. We deliver automated platform updates regularly with minimal planned downtime, eliminating expensive and time-consuming version and patch management. This gives customers the ability to consume more data at a lower total cost of ownership compared with other solutions.
•Multi-cloud and multi-region. Our platform is available on three major public clouds across 23 regional deployments around the world. These deployments are interconnected to provide a global and consistent user experience.
•Seamless and secure data sharing. Our platform enables governed and secure sharing of live data within an organization and externally across customers and partners, generally without copying or moving the underlying data. When sharing data across regions and public clouds, our platform allows customers to easily replicate data and maintain a single source of truth.

Key Benefits to our Customers
Our platform enables customers to:

•Transform into data-driven businesses. Our platform eliminates data silos, empowers secure and governed access to data, and removes data management and infrastructure complexities. This enables organizations to drive greater insights, improve products and services, and pursue new business opportunities.
•Consolidate data into a single, analytics-ready source of truth. Our platform simplifies our customers’ data infrastructure by centralizing data in an analytics-ready format. As a result, organizations are able to deliver secure, fast, and accurate decision making. It also simplifies governance and minimizes the errors, complexity, and costs associated with managing data silos.
•Increase agility and augment insights through seamless data sharing. Our platform allows customers to seamlessly share and consume live data across their organizations, and with their partners, customers, and suppliers, without moving the underlying data. By simplifying data access across the organization, our customers can make faster, better decisions. Through data sharing within and outside of their ecosystems, our customers are able to blend their existing data with broader context to gain deeper insights and enhance their partnerships.
•Create new monetization streams and data-driven applications. Our platform allows customers to unlock previously untapped monetization streams and create new data-driven applications. This enables organizations to better reach, engage, and retain their end customers.
•Benefit from a global multi-cloud strategy. Our platform delivers a consistent product experience across regions and public clouds. With a global multi-cloud strategy, organizations can optimize for the best features and functionality each public cloud provides, without becoming overly reliant on a single public cloud provider. Our customers can optimize their cloud costs, seamlessly migrate data among public clouds without having to alter existing security policies, and implement regional strategies, including to meet regulatory and data sovereignty requirements.
•Reduce time spent managing infrastructure. Because we deliver our platform as a service, our customers can focus on driving immediate value from their data and not on managing complex and expensive infrastructure.
•Enable greater data access through enhanced data governance. Security and governance, including the encryption of data in transit and at rest, were designed into our platform architecture. This provides customers with the confidence to share their data inside their organizations, as well as with their partners, customers, and suppliers, to unlock new insights.
Our Growth Strategies
We intend to invest in our business to advance the Data Cloud through the adoption of our platform. Our growth strategies include:

•Innovate and advance our platform. We have a history of technological innovation, releasing new features on a regular basis and making frequent updates to our platform. We intend to continue making significant investments in research and development and hiring top technical talent to enable new use cases, strengthen our technical lead in our platform’s architecture, and increase our differentiation through enhanced data sharing capabilities. For example, we introduced our Data Marketplace in 2019, significantly enhancing our data sharing capabilities and advancing our vision of the Data Cloud.
•Drive growth by acquiring new customers. We believe that nearly all organizations will eventually embrace a cloud strategy, and that the opportunity to continue growing our customer base, particularly with larger organizations, is substantial. To drive new customer growth, we intend to continue investing in sales and marketing, with a focus on replacing legacy database solutions and big data offerings.
•Drive increased usage within our existing customer base. As customers realize the benefits of our platform, they typically increase their platform consumption by processing, storing, and sharing more data. We plan to continue investing in sales and marketing, with a focus on driving more consumption on our platform to grow large customer relationships, which lead to scale and operating leverage in our business model.

•Expand our global footprint. As organizations around the world increase their public cloud adoption, we believe there is a significant opportunity to expand the use of our platform outside of North America. We have made investments in sales and marketing, research and development, customer support, and public cloud deployments across the EMEA and Asia-Pacific regions.
•Expand data content and data sharing across our global ecosystem. Our platform provides an innovative way for organizations to share, collaborate, and connect with data. We plan to continue investing in adding new customers, partners, data providers, and data consumers to connect on our platform, and to drive market awareness of the Data Cloud.
•Grow and invest in our partner network. Our Snowflake Partner Network is comprised of system integrators, resellers, and other services partners who help accelerate the adoption of our platform, and technology partners, who help provide end-to-end solutions to our customers. We plan to continue investing in building out our partner program to drive more consumption on our platform, broaden our distribution footprint, acquire new customers, and drive greater awareness of our platform.
Our Platform
Our platform unifies data and supports a growing variety of use cases, including data warehousing, data lakes, data engineering, data science, data application development, and data sharing. Customers can leverage our platform for any one of these use cases, but when taken together, it provides an integrated, end-to-end solution that delivers greater insights, faster data transformations, and improved data sharing. Delivered as a service, our platform is deployed across multiple public clouds and regions, is easy to use, and requires near-zero maintenance.
Use Cases
Organizations use our platform to power the following use cases:

•Data Warehouse. Our platform provides reporting and analytics to increase business intelligence. For Data Warehouse, our platform enables organizations to:
◦Support multiple users and activities concurrently. Enable multiple activities, such as repeatable analytics, rendering of dashboards, or ad hoc explorations, such as data science model training, with flexible compute capacity, no resource contention, and no provisioning of any infrastructure.
◦Generate comprehensive data insights. Customers can run SQL-based queries on both structured and semi-structured data to capitalize on a more comprehensive view of their data to drive maximum insights.
◦Simplify data governance. Gain immediate insight into data and usage patterns and set policies and configurations to maximize governance.
•Data Lake. Our platform can serve as a central data repository without trade-offs in performance, security, or data governance. It can also augment existing data lakes with seamless access to external data and open formats. For Data Lake, our platform enables organizations to:
◦Build a modern scalable data lake in the cloud. Consolidate all structured and semi-structured data into one centralized place with the scalability, security, and analytical power of data warehousing in the cloud to enable real-time analytics on all data. Customers can rely on this centralized data repository to address a variety of use cases.
◦Enact better governance and security to enable broader data access. Simplify data governance and provide rich security and controls to ensure data is managed and accessed according to regulatory and corporate requirements.
•Data Engineering. Our platform enables data engineers, IT departments, data science teams, and business analytics teams to efficiently build and manage data pipelines using SQL to transform raw data into actionable data for business insights. For Data Engineering, our platform enables organizations to:
◦Drive faster decision making. Ingest data and transform it in real time to ensure access to up-to-date information to drive better business outcomes.

◦Dynamically meet peak business demands. Meet fluctuating business demands by instantly scaling resources up and down.

•Data Science. A majority of data science efforts involve transforming massive amounts of raw data at scale to enable advanced analytics, such as advanced statistical analysis and machine learning techniques. For Data Science, our platform enables organizations to:
◦Accelerate transformations across massive data sets. Store and transform data at scale with the massive scalability and performance of the public cloud.
◦Integrate with leading data science tools and languages. Manage resources for data transformation and use leading data science tools, with the support of Scala, R, Java, and Python, to build machine learning algorithms in a single cloud platform.
•Data Application Development. Our platform can power new applications as well as enable existing applications with capabilities for reporting and analytics. For Data Application Development, our platform enables organizations to:
◦Develop analytical applications. Build data-driven applications with our platform serving as the analytical engine to provide massive scalability and insights.
◦Embed Snowflake into existing applications. Feed data and analytics directly into business applications in the context of daily workstreams.
•Data Sharing. Our platform enables organizations to securely share, connect, collaborate, monetize, and acquire live data sets. For Data Sharing, our platform enables organizations to:
◦Create a private data hub. Build a private data hub for employees across all parts of the organization to access, collaborate, and analyze data.
◦Acquire data sets to enrich analytics. Leverage public data sets on our Data Marketplace to enrich insights, augment analysis, and inform machine learning algorithms.
◦Monetize new data sets. Upload data sets to our Data Marketplace and tap into new monetization streams.
◦Invite external parties to access governed data. Invite customers, suppliers, and partners, to securely access their data to streamline operations and increase transparency.
◦Easy data replication. Our platform allows for easy replication of data for multiple users across multiple public cloud providers and regions without compromising data integrity and governance, enabling our customers and their users to rely on a single source of truth.
Architecture
Our platform was built from the ground up to take advantage of the cloud, and is built on an innovative multi-cluster, shared data architecture. It consists of three independently scalable layers deployed and connected globally across public clouds and regions:

•Centralized storage. The storage layer is based on scalable cloud storage and can manage both structured and semi-structured data. It can be grown independently of compute resources, allowing for maximum scalability and elasticity, and ensures a single, persistent copy of the data. The stored data is automatically partitioned, and metadata is extracted during loading to enable efficient processing.
•Multi-cluster compute. The compute layer is designed to capitalize on the instant elasticity and performance of the public cloud. Compute clusters can be spun up and down easily within seconds, enabling our platform to retrieve the optimal data required from the storage layer to answer queries and transform data with optimized price-performance. This functionality allows a multitude of users and use cases to operate on a single copy of the data.

•Cloud services. The cloud services layer acts as the brain of the platform ensuring the different components work in unison to deliver a consistent user-friendly customer experience. It performs a variety of tasks, including security operations, system monitoring, query optimization, and metadata and state tracking throughout the platform.
This architecture is built on three major public clouds across 23 regional deployments around the world. These deployments are interconnected to deliver the Data Cloud, enabling a global and consistent user experience.
Our Technology
Innovation is at the core of our culture. We have developed innovative technology across our platform, including managed service, storage, query capabilities, compute model, data sharing, global infrastructure, and integrated security.

•Managed Service
◦High availability. Within a region, all components of our platform are distributed over multiple data centers to ensure high availability. Hardware and software problems are automatically detected and addressed by the system, with full transparency to our customers.
◦Transactions. Our platform supports full ACID compliant transactional integrity, ensuring that data remains consistent even when our platform is concurrently used by many users and use cases.
◦Data availability and recovery. Our platform provides customers the ability to replicate data across various deployments, create point-in-time consistent snapshots of data, and view or recover deleted or changed data over a configured period of time. This allows customers to avoid difficult trade-offs between high recovery times, data loss, or downtime.
•Storage
◦Columnar data. Our platform stores data in a proprietary columnar representation, which optimizes the performance of analytical and reporting queries. It also provides high compression ratios, resulting in economic benefits for customers.
◦Micro-partitioning. Our platform automatically partitions all data it stores without the need for user specification or configuration. It creates small files called “micro partitions” based on size, enabling optimizations in query processing to retrieve only the data relevant for user queries, simplifying user administration and enhancing performance.
◦Metadata. When data is ingested, our platform automatically extracts and stores metadata to speed up query processing. It does so by collecting data distribution information for all columns in every micro-partition.
◦Semi-structured data. Our platform supports semi-structured data, including JSON, Avro, and Parquet. Data in these formats can be ingested and queried with performance comparable to a relational, structured representation.
•Query Capabilities. Our platform is engineered to query petabytes of data. It implements support for a large subset of the ANSI SQL standard for read operations and data modification operations. Our platform provides additional features, including:
◦Time travel. Our platform keeps track of all changes happening to a table, which enables customers to query previous versions based on their preferences. Customers can query as of a relative point in time or as of an absolute point in time. This has a broad array of use cases for customers, including error recovery, time-based analysis, and data quality checks.
◦Cloning. Our architecture enables us to offer zero-copy cloning, an operation by which entire tables, schemas, or databases can be duplicated—or cloned—without having to copy or duplicate the underlying data. Our platform leverages the separation between cloud services and storage to be able to track independent clones of objects sharing the same physical copy of the underlying data. This enables a variety of customer use cases such as making copies of production data for data scientists, creating custom snapshots in time, or testing data pipelines.

•Compute Model. Our platform offers a variety of capabilities to operate on data, from ingestion to transformation, as well as rich query and analysis. Our compute services are primarily presented to users in one of two models, either through explicit specification of compute clusters we call virtual warehouses or through a number of serverless services.
◦Virtual warehouses. Our platform exposes compute clusters as a core concept called virtual warehouses. Our customers are able to create as few or as many virtual warehouses as they want and specify compute capacity at tiered levels. These clusters can be configured to run only when needed, with cluster instantiation operations typically completed in seconds. Virtual warehouses can also be configured as a multi-cluster warehouse in which our platform can automatically add and remove additional instances of a given cluster to address variations in query demands. This gives us the ability to offer extremely high levels of concurrency with a simple configuration specification.
◦Serverless services. We offer a number of additional services that automatically provide the capacity our customers require. For example, our data ingestion service automatically ingests data from cloud storage and allocates compute capacity based on the amount of data ingested; our clustering service continuously rearranges the physical layout of data to ensure conformity with clustering key specifications, improving performance; our materialized views service propagates changes from underlying tables to views that have materialized subsets or summaries; our replication service moves data between regions or clouds; and our search optimization service analyzes changes in data and maintains information that speeds up lookup queries.
•Data Sharing. In our platform, data sharing is defined through access control and not through data movement. As such, the data consumer sees no latency relative to updates from the data provider, and incurs no cost to move or transform data to make it usable.
•Global Infrastructure
◦Database replication. Our platform enables customers to replicate data from one region or public cloud to another region or public cloud while maintaining transactional integrity.
◦Business continuity. Our platform enables failing over and failing back a database and redirecting clients transparently across regions or public clouds. This provides an integrated and global disaster recovery capability.
◦Global listings for sharing. Our platform enables a listing to be published globally to access consumers across regions or public clouds.
•Built-in Security. We built our platform with security as a core tenet. Our platform provides a number of capabilities for customers to confidently use our platform while preserving the security requirements of their organizations, including:
◦Authentication. Our platform supports rich authentication capabilities, including federated authentication with a variety of identity providers, as well as support for multi-factor authentication.
◦Access control. Our platform provides a fine-grained security model based on role-based access control. It provides granular privileges on system objects and actions.
◦Data encryption. Our platform encrypts all data, both in motion and at rest, and simplifies operations by providing automatic re-keying of data. It also supports customer-managed keys, where an additional layer of encryption is provided by keys controlled by customers, giving them the ability to control access to the data.
Sales and Marketing
We sell our platform primarily through our direct sales team, which consists of field sales and inside sales professionals segmented by customer size, region, and recently, industry. Our direct sales team is primarily focused on new customer acquisitions and driving increased usage of our platform by existing customers. The breadth of our platform allows us to engage at every level of an organization, including data analysts and data engineers through our self-service model and senior executives through our direct sales team. The substantial majority of our global sales and marketing efforts are carried out by teams located in North America. Outside of North America, we have dedicated direct sales teams for the EMEA and Asia-Pacific regions for organizations of all sizes.

Many organizations initially adopt our platform through a self-service trial on our website. We deploy a range of marketing strategies to drive traffic to our website and usage of our platform. Our marketing team combines the creation of inbound demand with direct marketing, business development, and marketing efforts targeted at business and technology leaders.
Partnerships
Our partnership strategy is focused on delivering complete end-to-end solutions for our customers, driving general awareness of our platform, and broadening our distribution and reach to new customers. Our Snowflake Partner Network is a global program that manages our business relationships with a broad-based network of companies. Our partnerships consist of channel partners, system integrators, and technology partners. Collectively, these partners help us source leads, execute transactions, and provide training and implementation of our platform. Our system integrator partners help make the adoption and migration of our platform easier by providing implementations, value-added professional services, managed services, and resale services. Our technology partners provide strategic value to our customers by providing software tools, such as data loading, business intelligence, machine learning, data governance, and security, as well as data sets on our Data Marketplace, to augment the capabilities of our platform. We continue to invest in formal alliances with the leading consulting, data management, and implementation service providers to help our customers migrate their legacy database solutions to the cloud. Over time, we expect our partner network to drive more customers and consumption to our platform.
Research and Development
Our research and development organization is responsible for the design, development, testing, and delivery of new technologies, features, integrations, and improvements of our platform. It is also responsible for operating and scaling our platform, including the underlying public cloud infrastructure. Research and Development employees are currently working remotely. When our Research and Development employees return to an office, we expect them to be located primarily in or around Bellevue, Washington; Berlin, Germany; San Mateo, California; Toronto, Canada; and Warsaw, Poland.

Our research and development organization consists of teams specializing in software engineering, user experience, product management, data science, technical program management, and technical writing. As of January 31, 2021, we had 478 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to expand our platform.
Our Competition
The markets we serve are highly competitive and rapidly evolving. With the introduction of new technologies and innovations, we expect the competitive environment to remain intense. Our competition includes the following:

•large, well-established, public cloud providers that generally compete in all of our markets, including Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP);
•less-established public and private cloud companies with products that compete in some of our markets; and
•other established vendors of legacy database solutions or big data offerings.
We believe we compete favorably based on the following competitive factors:

•ability to provide and innovate around an architecture that is purpose-built for the cloud;
•ability to efficiently and seamlessly ingest diverse data types in one location at scale;
•ability to drive business value and ROI;
•ability to support multiple use cases in one platform;
•ability to provide seamless and secure access of data to many users simultaneously;
•ability to seamlessly and securely share and move data across public clouds or regions;

•ability to provide a consistent user experience across multiple public cloud providers;
•ability to provide pricing transparency and optimized price-performance benefits;
•ability to elastically scale up and scale down in high-intensity use cases;
•ease of deployment, implementation, and use;
•performance, scalability, and reliability;
•security and governance; and
•quality of service and customer satisfaction.
See the section titled “Risk Factors” for a more comprehensive description of risks related to competition.
Seasonality
Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year as a result of industry buying patterns. As a result, our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year. For more information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Human Capital Resources
General
As of January 31, 2021, we had 2,495 employees operating across 19 countries. None of our employees are represented by a labor union with respect to his or her employment. In certain countries in which we operate, such as France, we are subject to, and comply with, local labor law requirements, which include works councils and industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Location
We are a Delaware corporation with a globally distributed workforce. We recruit and hire employees in jurisdictions around the world based on a range of factors, including the available talent pool, the type of work being performed, the relative cost of labor, regulatory requirements and costs, and other considerations. Since April 2020, the vast majority of our workforce has been working remotely. Although we expect most of our employees to return to physical offices in the future, the nature and extent of that return is uncertain.
Culture and Engagement
We consider our culture and employees to be important to our success. Our culture is driven by our core company values:

•Put Customers First: We only succeed when our customers succeed, so we focus on what matters most to them.

•Integrity Always: We are open, honest, and respectful.

•Think Big: We set big goals that will make a positive impact and a lasting difference.

•Be Excellent: We hold ourselves to the highest standards to achieve quality and excellence in everything we do.

•Make Each Other the Best: We bring ideas and people together through respect and collaboration.

•Get it Done: We follow through on our commitments and deliver results.

•Own It: We hold ourselves accountable at all times.

•Embrace Each Other’s Differences: We are mindful that everyone has different experiences, and we use our differences to strengthen who we are.
We have invested substantial time and resources in building our team, and we measure employee performance against our company values. We are dependent on our management, highly-skilled software engineers, and sales personnel, and it is crucial that we continue to attract and retain valuable employees. To facilitate attraction and retention, we strive to provide opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs, including equity-based compensation that is designed to align our employees’ interests with those of our stockholders.
Intellectual Property
Intellectual property rights are important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how, and brand. We use open source software in our platform.

As of January 31, 2021, we held 89 issued U.S. patents and had 216 U.S. patent applications pending. We also held 50 issued patents in foreign jurisdictions. Our issued patents are scheduled to expire between January 2024 and May 2040. As of January 31, 2021, we held 13 registered trademarks in the United States, and also held 80 registered or protected trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.

Although we rely on intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our platform are more essential to establishing and maintaining our technology leadership position.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements, and we control and monitor access to our software, documentation, proprietary technology, and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes, and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners. See the section titled “Risk Factors” for a more comprehensive description of risks related to our intellectual property.
Available Information
Our website address is www.snowflake.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.snowflake.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our common stock could decline.
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky:

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
•If we or our third-party service providers experience an actual or perceived security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.
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
We were founded in 2012 and first offered our platform for sale in 2014. Our revenue was $592.0 million, $264.7 million, and $96.7 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively. However, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations, including revenue, remaining performance obligations (RPO), and the percentage of RPO we expect to be recognized as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

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
Customers consume our platform by using compute, storage, and data transfer resources. Unlike a subscription-based business model, in which revenue is recognized ratably over the term of the subscription, we generally recognize revenue on consumption. Because our customers have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that a typical subscription-based software company has. There is a risk that customers will consume our platform more slowly than we expect, and our actual results may differ from our forecasts. Further, investors and securities analysts may not understand how our consumption-based business model differs from a subscription-based business model, and our business model may be compared to subscription-based business models. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class actions.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $539.1 million, $348.5 million, and $178.0 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively. As of January 31, 2021 and 2020, we had an accumulated deficit of $1.2 billion and $700.3 million, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform and expand our sales, marketing, and professional services teams. In addition, our platform currently operates on public cloud infrastructure provided by AWS, Azure, and GCP, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems and operating as a public company. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
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

We compete based on various factors, including price, performance, breadth of use cases, multi-cloud availability, brand recognition and reputation, customer support, and differentiated capabilities, including ease of implementation and data migration, ease of administration and use, scalability and reliability, data governance, security, and compatibility with existing standards and third-party products. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical, and other resources than we do, and may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements, and buying practices.

We currently only offer our platform on the public clouds provided by AWS, Azure, and GCP, which are also some of our primary competitors. Currently, a substantial majority of our business is run on the AWS public cloud. There is risk that one or more of these public cloud providers could use its respective control of its public clouds to embed innovations or privileged interoperating capabilities in competing products, bundle competing products, provide us unfavorable pricing, leverage its public cloud customer relationships to exclude us from opportunities, and treat us and our customers differently with respect to terms and conditions or regulatory requirements than it would treat its similarly situated customers. Further, they have the resources to acquire, invest in, or partner with existing and emerging providers of competing technology and thereby accelerate adoption of those competing technologies. All of the foregoing could make it difficult or impossible for us to provide products and services that compete favorably with those of the public cloud providers.

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
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, markets addressed, types of data processed, ease of data ingestion, user experience, and data governance and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case, and our customers subsequently began using our platform for additional use cases, including data lake, data engineering, data science, data application development, and data sharing. Our future success depends on our ability to continue to innovate and increase customer adoption of our platform and the Data Cloud. Further, the value of our platform to customers is increased to the extent they are able to use it for all of their data. We need to continue to invest in technologies, services, and partnerships that increase the types of data available and processed on our platform and the ease with which customers can ingest data into our platform. We must also continue to enhance our data sharing and data marketplace capabilities so customers can share their data with internal business units, customers, and other third parties, and acquire additional third-party data to combine with their own data in order to gain additional business insights. In addition, our platform requires third-party public cloud infrastructure to operate. Currently, we use public cloud offerings provided by AWS, Azure, and GCP. We will need to continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers. To the extent we expand further into the public sector and highly regulated industries, our platform may need to address additional requirements specific to those industries.

If we are unable to enhance our platform to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations could be adversely affected.

If we or our third-party service providers experience an actual or perceived security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.
Our platform processes, stores, and transmits our customers’ and partners’ proprietary, confidential, and sensitive data, such as personal information, protected health information, and financial data. Our platform is built to be available on the infrastructure of third-party public cloud providers, such as AWS, Azure, and GCP. We also use third-party service providers and sub-processors to help us deliver services to our customers and their end-users. These vendors may store or process proprietary, confidential, and sensitive data such as personal information, protected health information, or other information of our employees, our partners, our customers, or our customers’ end-users. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. While we, our third-party service providers, and our sub-processors have implemented or are contractually obligated to implement security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, access, acquisition, modification, misuse, destruction, or loss of our, our customers’, or our partners’ data. Any security breach of our platform, our operational systems, our software (including open source software), physical facilities, or the systems of our third-party service providers or sub-processors, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we may not control the security measures of our third-party service providers or sub-processors, we may be responsible for any breach of such measures.

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry and our customers’ industries. In addition to such attacks, we may experience unavailable systems, unauthorized accidental or unlawful access, acquisition, or disclosure of information due to employee error, theft or misuse, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches prior to or while they are occurring. The recovery systems, security protocols, network protection mechanisms, and other security measures that we have integrated into our platform, systems, networks, and physical facilities, which are designed to protect against, detect, and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure, or data loss. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ or partners’ data or to disrupt our operations or ability to provide our services. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks, or physical facilities utilized by our third-party processors.

We have contractual and other legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers or partners to lose confidence in the effectiveness of our security measures, divert management’s attention, lead to governmental investigations, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. Any security breach or effort to mitigate security vulnerabilities could result in unexpected interruptions, delays, cessation of service, and other harm to our business and our competitive position.

A security breach may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard proprietary, personal, or confidential information. A security breach could lead to claims by our customers, their end-users, or other relevant stakeholders that we have failed to comply with such contractual or other legal obligations. As a result, we could be subject to legal action (including the imposition of fines or penalties) and our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our platform, systems, networks, or physical facilities could result in litigation with our customers, our customers’ end-users, or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners, our customers, or our customers’ end-users was disrupted, we could incur significant liability, or our platform, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more customers or partners, or if we suffer a cyber-attack that impacts our ability to operate our platform, we may suffer material damage to our reputation, business, financial condition, and results of operations. Further, our insurance coverage may not be adequate for data security, indemnification obligations, or other liabilities. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements) could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand our platform and geographic footprint, grow our customer and partner base, and process, store, and transmit increasingly large amounts of data.

In addition, our workforce is generally working remotely and may continue to do so following the COVID-19 pandemic, which could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to security breaches or business disruptions. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, or prospects.
We could suffer disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies.
Our business depends on our platform to be available without disruption. We have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with our platform. We have also experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with the public cloud and internet infrastructure on which our platform relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities and defects in proprietary and open source software, human error or misconduct, natural disasters (such as tornadoes, earthquakes, or fires), capacity constraints, design limitations, or denial of service attacks or other security-related incidents.

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
•the effects and timing of acquisitions and their integration;
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers and partners participate;
•health epidemics or pandemics, such as the coronavirus outbreak (COVID-19);
•the impact, or timing of our adoption, of new accounting pronouncements;
•changes in regulatory or legal environments that may cause us to incur, among other things, expenses associated with compliance;
•the overall tax rate for our business, which may be affected by the mix of income we earn in the United States and in jurisdictions with different tax rates, the effects of stock-based compensation, and the effects of changes in our business;
•the impact of changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•fluctuations in the market values of our portfolio or strategic investments and in interest rates;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers; and

•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform.
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class actions.
Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products and platform.
We must expand our sales and marketing organization to increase our sales to new and existing customers. We plan to continue expanding our direct sales force, both domestically and internationally, particularly our direct enterprise sales organization focused on sales to the world’s largest organizations. It may require significant time and resources to effectively onboard new sales and marketing personnel, and our shift to a remote workforce could result in less effective, more operationally complicated, or lengthier onboarding processes. We also plan to dedicate significant resources to sales and marketing programs that are focused on these large organizations. Once a new customer begins using our platform, our sales team will need to continue to focus on expanding consumption with that customer. All of these efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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
The potential impact and duration of the COVID-19 pandemic (including any new strains or mutations) on the global economy and our business are difficult to assess or predict. Potential impacts include:

•Our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections.
•Our employees are working and may continue to work remotely, which may result in decreased employee productivity, collaboration, and morale, with increased unwanted employee attrition.
•We continue to incur fixed costs, particularly for real estate, and are deriving reduced or no benefit from those costs.

•We may continue to experience disruptions to our growth planning, such as for facilities and international expansion.
•We anticipate incurring costs in returning to work from our facilities around the world, including changes to the workplace, such as space planning, food service, and amenities, as well as costs associated with complying with new or evolving regulatory requirements, which may vary significantly depending on the jurisdiction.
•Our operating lease right-of-use assets may be impaired due to potential loss of sublease income.
•We may be subject to legal liability for safe workplace claims.
•Our critical vendors or partners could go out of business.
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
As global economic conditions recover from the COVID-19 pandemic, business activity may not recover as quickly as anticipated. Conditions will be subject to the effectiveness of government policies, vaccine administration rates, and other factors that may not be foreseeable. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Our growth depends on the development, expansion, and success of our partner relationships.
As part of our vision for the Data Cloud, we are building, and will need to grow and maintain, a partner ecosystem of data providers, data consumers, and data application developers. The relationships we have with these partners, and that our partners have with our customers, provide our customers with enhanced value from our platform and the Data Cloud. Our future growth will be increasingly dependent on the success of these relationships, and if we are unsuccessful in growing and maintaining these relationships or the types and quality of data supported by or available for consumption on our platform, our business, financial condition, and results of operations could be adversely affected.

Additionally, a small but increasing portion of our revenue is generated as a result of our relationships with global system integrators, managed service providers, and resellers. Increasingly, we and our customers rely on these partners to provide professional services, including customer implementations and migrations from legacy solutions, and there may not be enough qualified partners available, or we may not be able to develop or maintain relationships with enough partners, to meet customer demand. While we provide our partners with training and other enablement programs, these programs may not be effective or utilized consistently, and our return on these investments may be lower than expected. In addition, new partners may require extensive training or significant time and resources to achieve productivity. If we fail to effectively manage and grow our network of these partners, or properly monitor the quality and efficacy of their interactions with our customers, our ability to attract and retain new customers and expand customer consumption of our platform may be impacted, and our operating results and growth rate may be harmed.
If we are unable to successfully manage the growth of our professional services business and improve our profit margin from these services, our operating results will be harmed.
Our professional services business, which performs implementation services for our customers, has grown as our product revenue has grown. We believe our future success depends in part on investment in professional services to facilitate customer migration from legacy solutions and adoption of our platform, especially with large enterprises. As a result, our sales efforts have and will continue to be focused on helping our customers more quickly realize the value of our platform rather than on the profitability of our professional services business. In the future, we intend to price our professional services based on the anticipated cost of those services and, as a result, expect to improve the gross profit percentage of our professional services business. If we are unable to manage the growth of our professional services business and improve our profit margin from these services, our operating results, including our profit margins, will be harmed.

If we lose key members of our management team or are unable to attract and retain the executives and employees we need to support our operations and growth, our business and future growth prospects may be harmed.
Our success depends in part on the continued services of Frank Slootman, our Chairman and Chief Executive Officer, Michael P. Scarpelli, our Chief Financial Officer, and our other executive officers, as well as our other key employees in the areas of research and development and sales and marketing.

From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, including as a result of remote working conditions, could harm our business.

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

In order to continue to hire and retain highly qualified personnel, we will need to continue to hire in new locations around the world, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees.

We also believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. As our workforce becomes more distributed around the world, we may not be able to maintain important aspects of our culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
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
Our contracts with customers, investors, and other third parties may include indemnification provisions under which we agree to defend and indemnify them against claims and losses arising from alleged infringement, misappropriation, or other violation of intellectual property rights, data protection violations, breaches of representations and warranties, damage to property or persons, or other liabilities arising from our products or such contracts. Although we attempt to limit our indemnity obligations, we may not be successful in doing so, and an event triggering our indemnity obligations could give rise to multiple claims involving multiple customers or other third parties. There is no assurance that our applicable insurance coverage, if any, would cover, in whole or in part, any such indemnity obligations. We may be liable for up to the full amount of the indemnified claims, which could result in substantial liability or material disruption to our business or could negatively impact our relationships with customers or other third parties, reduce demand for our products, and adversely affect our business, financial condition, and results of operations.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. Further, the proceeds we received from our initial public offering (IPO) in September 2020 increased the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations.
Seasonality may cause fluctuations in our remaining performance obligations.
Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our large enterprise customers. This seasonality has an impact on our RPO. We expect this seasonality to become more pronounced as we continue to target large enterprise customers.
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
From time to time, we may become subject to legal proceedings and claims, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, including claims related to the loss of employee equity grants upon termination, intellectual property claims, or securities class actions or other claims related to any volatility in the trading price of our common stock. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
Unfavorable conditions in our industry or the global economy, or reductions in cloud spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemic (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia-Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 16% of our revenue for the fiscal year ended January 31, 2021. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

•slower than anticipated public cloud adoption by international businesses;
•changes in a specific country’s or region’s political, economic, or legal and regulatory environment, including the effects of Brexit, pandemics, tariffs, trade wars, or long-term environmental risks;
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
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future;
•limitations on, or charges or taxes associated with, our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•laws and business practices favoring local competitors or general market preferences for local vendors;
•limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents;
•political instability or terrorist activities;
•COVID-19 or any other pandemics or epidemics that could result in decreased economic activity in certain markets, additional costs associated with travel, return to work, or other restrictions that are specific to certain markets, decreased use of our products and services, or in our decreased ability to import, export, or sell our products and services to existing or new customers in international markets;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the FCPA), U.S. bribery laws, the U.K. Bribery Act, and similar laws and regulations in other jurisdictions;
•burdens of complying with laws and regulations related to taxation; and
•regulations, adverse tax burdens, and foreign exchange controls that could make it difficult or costly to repatriate earnings and cash.
We expect to invest substantial time and resources to further expand our international operations and, if we are unable to do so successfully and in a timely manner, our business and results of operations will suffer.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity financings, payments received from our customers, and more recently, proceeds from our IPO. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

We are exposed to fluctuations in currency exchange rates and interest rates, which could negatively affect our results of operations and our ability to invest and hold our cash.
Our sales are currently denominated in U.S. dollars and in Euros, and will potentially be denominated in other currencies in the future. Our revenue is, therefore, subject to foreign currency risk. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected. For example, for international customers with sales denominated in U.S. dollars, a strengthening of the U.S. dollar could increase the real cost of our platform to such customers, which could adversely affect our results of operations. In addition, an increasing portion of our operating expenses is incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. In addition, we are exposed to fluctuations in interest rates, which may result in a negative interest rate environment, in which interest rates drop below zero. In such a zero interest rate environment, any cash that we may hold with financial institutions will yield a storage charge instead of earning interest income, which may encourage us to spend our cash or make high-risk investments, all of which could adversely affect our financial position, results of operations, and cash flows.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere herein. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to the stand-alone selling prices (SSP) for each distinct performance obligation, valuation of our common stock prior to the IPO, and stock-based compensation, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
Our business could be disrupted by catastrophic occurrences and similar events.
Our platform and the public cloud infrastructure on which our platform relies are vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, disease, such as the COVID-19 pandemic, and similar events. Some of our United States corporate offices and certain of the public cloud data centers in which we operate are located in the San Francisco Bay Area and Pacific Northwest, regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our public cloud providers could result in disruptions, outages, and other performance and quality problems. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be seriously harmed.
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
•require us to change the name of our products or services;
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
Intellectual property litigation is typically complex, time consuming, and expensive to resolve and would divert the time and attention of our management and technical personnel. It may also result in adverse publicity, which could harm our reputation and ability to attract or retain employees, customers, or partners. As we grow, we may experience a heightened risk of allegations of intellectual property infringement. An adverse result in any litigation claims against us could have a material adverse effect on our business, financial condition, and results of operations.

If we use open source software inconsistent with our policies and procedures or the license terms applicable to such software, we could be subject to legal expenses, damages, or costly remediation or disruption to our business.
We use open source software in our platform. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Additionally, while we have policies and procedures in place designed to govern our use of open source software, there is a risk that we may incorporate open source software with onerous licensing terms, including the obligation to make our source code available for others to use or modify without compensation to us, or inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. If we receive an allegation that we have violated an open source license, we may incur significant legal expenses, be subject to damages, be required to redesign our product to remove the open source software or publicly release certain portions of our proprietary source code, or be required to comply with onerous license restrictions, all of which could have a material impact on our business. Even in the absence of a claim, if we discover the use of open source software inconsistent with our policies, we could expend significant time and resources to replace the open source software or obtain a commercial license, if available. All of these risks are heightened by the fact that the ownership of open source software can be uncertain, leading to litigation, and many of the licenses applicable to open source software have not been interpreted by courts, and these licenses could be construed to impose unanticipated conditions or restrictions on our ability to commercialize our products. Any use of open source software inconsistent with our policies or licensing terms could harm our business and financial position.
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
•The United Kingdom’s (U.K.) withdrawal from the EU, which is commonly referred to as “Brexit.” Although U.K. privacy, data protection, and data security laws are designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit.

•We are following developments regarding the frameworks that address the transfer of personal information outside of the EU and Switzerland, including the Privacy Shield frameworks and the standard contractual clauses, such as the invalidation of the EU-U.S. Privacy Shield framework and proposed new standard contractual clauses and recommendations by the European Data Protection Board in November 2020 on measures that supplement transfer tools (such as standard contractual clauses) to ensure the EU level of protection of personal information.

•In January 2020, the California Consumer Privacy Act (CCPA) took effect, providing California residents increased privacy rights and protections, including the ability to opt out of specific disclosures of their personal information. Further, in November 2020, California voters approved the California Privacy Rights Act of 2020 (CPRA), which takes effect January 1, 2023 and, in part, is expected to (i) provide California residents with the ability to limit use of sensitive information, (ii) increase the maximum penalties for specific data protection violations affecting California residents under the age of 16, and (iii) establish the California Privacy Protection Agency for purposes of implementing and enforcing the CPRA. Other U.S. states are considering adopting similar laws.

•Both U.S. and non-U.S. governments are considering regulating artificial intelligence and machine learning.
•The certifications we may maintain and the standards that may be applicable to our business, such as the U.S. Federal Risk and Authorization Management Program, PCI-DSS, ISO/IEC 27001, HI-TRUST CSF, among others, are becoming more stringent.
These and other similar legal and regulatory developments could contribute to legal and economic uncertainty, increase our exposure to liability, affect how we design, market, sell, and operate our platform, how our customers and partners process and share data, how we process and use data, and how we transfer personal data from one jurisdiction to another, any of which could require us to take on more onerous obligations in our contracts, impact our ability to operate in certain jurisdictions, and/or negatively impact the types of data available on or the demand for our platform. It is possible that new and existing laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We may incur substantial costs to comply with such laws and regulations, to meet the demands of our customers relating to their own compliance with applicable laws and regulations, and to establish and maintain internal policies, self-certifications, and third-party certifications supporting our compliance programs. Our customers may delegate their GDPR compliance or other privacy law obligations to us via contract, and we may otherwise be required to expend resources to assist our customers with such compliance obligations. In addition, any actual or perceived non-compliance with applicable laws, regulations, policies, contractual obligations, or certifications could result in proceedings, investigations, or claims against us by regulatory authorities, customers, or others, leading to reputational harm, significant fines, litigation costs, and damages. For example, if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to EUR 20 million or 4% of our worldwide annual revenue, whichever is greater, as well as potential data processing restrictions and penalties for a violation of certain GDPR requirements. Even if we are not determined to have violated these laws and other obligations, investigations into these issues typically require the expenditure of significant resources and generate negative publicity. In addition, any failure by our third-party processors to comply with applicable law, regulations, or contractual obligations could result in proceedings against us by governmental entities or others. All of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

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
We are subject to the FCPA, U.S. domestic bribery laws, the U.K. Bribery Act 2010, and other anti-corruption and anti-money laundering laws in the countries in which we conduct business. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market or resell our products and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, there is a risk that our employees, agents, and other third parties with which we do business, including reseller and system integrator partners, will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we expand internationally, our risks under these laws may increase.

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

Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by various U.S. agencies, including the U.S. Treasury Department’s Office of Foreign Assets Control, that prohibit the sale or supply of most products and services to embargoed jurisdictions or sanctioned parties. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers.

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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act (Tax Act) made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss (NOL) carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a territorial system. The issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services) which could apply to our business.

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
We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under legislation enacted in 2017, informally titled the Tax Act, as modified by legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. For instance, for California income tax purposes, California NOLs will be suspended for tax years beginning after 2019 but before 2023.

As of January 31, 2021, we had U.S. federal and state net operating loss carryforwards of $1.9 billion and $1.4 billion, respectively. Of the $1.9 billion U.S. federal net operating loss carryforwards, $1.8 billion may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remaining $0.1 billion will begin to expire in 2031. The state net operating loss carryforwards begin to expire in 2024.

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
We are subject to income taxes in the United States and various foreign jurisdictions. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. We believe that our provision for income taxes is reasonable, but the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods in which such outcome is determined.

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

Risks Related to the Ownership of Our Common Stock
Our stock price may be volatile, and the value of our common stock may decline.
The market price of our common stock has been and may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in the pricing or consumption of our platform;
•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our platform;
•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•significant data breaches, disruptions to, or other incidents involving our platform;
•our involvement in litigation;
•future sales of our common stock by us or our stockholders, including as a result of our IPO lock-up release in March 2021;
•changes in senior management or key personnel;
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic and market conditions.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, such as recessions, interest rate changes, or international currency fluctuations, may also negatively impact the market price of our common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
Future sales of our common stock in the public market could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our stockholders who held our capital stock prior to completion of our IPO have substantial unrecognized gains on the value of the equity they hold based upon the price at which shares were sold in our IPO, and therefore, they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.

The 4,166,666 shares of common stock purchased in the two concurrent private placements completed in September 2020, and the 4,042,043 shares of common stock purchased in September 2020 in the secondary transaction from one of our stockholders, are subject to a market standoff agreement with us for a period of up to 365 days after September 15, 2020. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans, and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to compliance with applicable securities laws.

Further, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our common stock could decline.
The market price and trading volume of our common stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If securities analysts or industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.
We do not intend to pay dividends for the foreseeable future and, as a result, the ability of the holders of our common stock to achieve a return on their investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, holders of our common stock may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (Section 404), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

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

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
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
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of January 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We have only recently established an internal audit group, and as we continue to grow, we will hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that holders of our common stock would receive a premium for their shares of our common stock in an acquisition.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We are a Delaware corporation with a globally distributed workforce. We recruit and hire employees in jurisdictions around the world based on a range of factors, including the available talent pool, the type of work being performed, the relative cost of labor, regulatory requirements and costs, and other considerations. Since April 2020, the vast majority of our workforce has been working remotely. Although we expect most of our employees to return to physical offices in the future, the nature and extent of that return is uncertain. We currently lease offices in the United States in Atlanta, Georgia; Bellevue, Washington; Boston, Massachusetts; Chicago, Illinois; Denver, Colorado; Dublin, California; McLean, Virginia; New York, New York; Philadelphia, Pennsylvania; and San Mateo, California, currently our largest lease, where we occupy facilities totaling approximately 210,115 square feet. We also have offices in multiple locations in Canada, Europe, the Asia-Pacific region, and Japan. All of our offices are leased, and we do not own any real property. While we believe that our current facilities are adequate to meet our foreseeable needs, we intend to expand our facilities in the future as we continue to add employees around the world. We believe that suitable additional or alternative space will be available to accommodate our future growth.

ITEM 3. LEGAL PROCEEDINGS
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

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of Our Class A Common Stock
Our Class A common stock, par value $0.0001 per share, is listed on the New York Stock Exchange, under the symbol “SNOW” and began trading on September 16, 2020. Prior to that date, there was no public trading market for our Class A common stock.
Holders of Record
As of March 1, 2021, there were 512 stockholders of record of our Class A common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

On March 1, 2021, all shares of our then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock pursuant to the terms of our amended and restated certificate of incorporation. See Note 16, Subsequent Events, in the notes to our consolidated financial statements included elsewhere in this Annual Form on Form 10-K for further details.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Recent Sales of Unregistered Equity Securities
The following sets forth information regarding all unregistered securities sold since January 31, 2020:

•In February 2020, we issued and sold an aggregate of 8,480,857 shares of Series G-1 convertible preferred stock and 3,868,970 shares of Series G-2 convertible preferred stock to 55 accredited investors at $38.77 per share for an aggregate consideration of approximately $478.8 million.
•From February 1, 2020 to September 16, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-248830), we granted stock options to purchase an aggregate of 876,961 shares of our Class B common stock to our employees at exercise prices ranging from $25.32 to $80.00 per share under our 2012 Equity Incentive Plan.
•From February 1, 2020 to September 16, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-248830), we issued an aggregate of 8,924,816 shares of our Class B common stock upon the exercise of options under our 2012 Equity Incentive Plan at exercise prices ranging from $0.07 to $13.48 per share, for an aggregate purchase price of $30.5 million.
•From February 1, 2020 to September 16, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-248830), we granted an aggregate of 7,724,604 restricted stock units to our employees to be settled in shares of our Class B common stock under our 2012 Equity Incentive Plan.
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
Use of Proceeds
On September 18, 2020, we closed our IPO of 32,200,000 shares of our Class A common stock at an offering price of $120.00 per share, including 4,200,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in gross proceeds to us of $3.7 billion, net of the underwriting discounts. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-248280), which was declared effective by the SEC on September 15, 2020. We incurred offering expenses of approximately $0.3 million.

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

There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus for our IPO dated as of September 15, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on September 16, 2020.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The graph below shows the cumulative total return to our stockholders between September 16, 2020 (the date that our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2021 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on September 16, 2020 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
9/16/2020
9/30/2020
10/30/2020
11/30/2020
12/31/2020
1/31/2021
Snowflake
S&P 500 Index
S&P 500 Information Technology Index

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated statements of operations data for the fiscal years ended January 31, 2021, 2020, and 2019 and the selected consolidated balance sheet data as of January 31, 2021 and 2020 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of January 31, 2019 is derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any other period in the future. You should read this information in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, the accompanying notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended January 31,
	2021	2020	2019

	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$592,049	$264,748	$96,666
Cost of revenue(1)	242,588	116,557	51,753
Gross profit	349,461	148,191	44,913
Operating expenses(1):
Sales and marketing	479,317	293,577	125,642
Research and development	237,946	105,160	68,681
General and administrative	176,135	107,542	36,055
Total operating expenses	893,398	506,279	230,378
Operating loss	(543,937)	(358,088)	(185,465)
Interest income	7,507	11,551	8,759
Other expense, net	(610)	(1,005)	(502)
Loss before income taxes	(537,040)	(347,542)	(177,208)
Provision for income taxes	2,062	993	820
Net loss	$(539,102)	$(348,535)	$(178,028)
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted(2)	$(3.81)	$(7.77)	$(4.67)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders – basic and diluted(2)	141,613,196	44,847,442	38,162,228
________________
(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2021	2020	2019

	(in thousands)
Cost of revenue	$33,642	$3,650	$1,895
Sales and marketing	97,879	20,757	15,647
Research and development	99,223	15,743	28,284
General and administrative	70,697	38,249	6,912
Total stock-based compensation expense	$301,441	$78,399	$52,738

During the fiscal year ended January 31, 2021, we began recognizing, using an accelerated attribution method, stock-based compensation expense associated with our RSUs granted prior to our IPO as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in September 2020. We recognized stock-based compensation expense of $178.7 million associated with such RSUs for the fiscal year ended January 31, 2021.
Stock-based compensation expense for the fiscal year ended January 31, 2019 included $30.3 million of compensation expense related to the amount paid in excess of the estimated fair value of common stock at the date of transaction in connection with two issuer tender offers.
See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(2)See Note 2 and Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our net loss per share attributable to Class A and Class B common stockholders, basic and diluted, and the weighted-average shares used to compute these amounts.

	As of January 31,
	2021(1)	2020	2019

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term and long-term investments	$5,073,339	$457,582	$608,798
Total assets	5,921,739	1,012,720	764,288
Working capital(2)	3,511,388	248,739	554,047
Redeemable convertible preferred stock	—	936,474	910,853
Additional paid-in capital	6,175,425	155,340	39,296
Accumulated deficit	(1,239,421)	(700,319)	(351,784)
Total stockholders’ equity (deficit)	4,936,471	(544,757)	(312,467)
________________
(1)In September 2020, we completed our IPO, in which we issued and sold 32,200,000 shares of our Class A common stock, including 4,200,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares, at $120.00 per share, resulting in net proceeds of $3.7 billion, after deducting underwriting discounts. In connection with the closing of the IPO, (i) all shares of outstanding convertible preferred stock were automatically converted into an equivalent number of shares of Class B common stock and (ii) Salesforce Ventures LLC and Berkshire Hathaway Inc. each purchased 2,083,333 shares of our Class A common stock at $120.00 per share in concurrent private placements that closed immediately subsequent to the closing of the IPO, resulting in additional proceeds of $500.0 million. We did not pay underwriting discounts with respect to the shares of Class A common stock that were sold in these private placements. For additional information, see Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)Working capital is defined as current assets less current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Unless the context otherwise requires, all references in this report to “Snowflake,” the “Company”, “we,” “our,” “us,” or similar terms refer to Snowflake Inc. and its subsidiaries.

A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Final Prospectus dated September 15, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on September 16, 2020.

Overview
We believe in a data connected world where organizations have seamless access to explore, share, and unlock the value of data. To realize this vision, we deliver the Data Cloud, an ecosystem where Snowflake customers, partners, data providers, and data consumers can break down data silos and derive value from rapidly growing data sets in secure, governed, and compliant ways.

Our platform is the innovative technology that powers the Data Cloud, enabling customers to consolidate data into a single source of truth to drive meaningful business insights, build data-driven applications, and share data. We provide our platform through a customer-centric, consumption-based business model, only charging customers for the resources they use.

Our cloud-native architecture consists of three independently scalable layers across storage, compute, and cloud services. The storage layer ingests massive amounts and varieties of structured and semi-structured data to create a unified data record. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases without latency. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 23 regional deployments around the world. These deployments are interconnected to deliver the Data Cloud, enabling a consistent, global user experience.

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

Our go-to-market strategy is focused on acquiring new customers and driving continued use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales organization is comprised of sales development, inside sales, and field sales personnel and is segmented by the size, region, and recently, industry of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate, which exceeded 165% as of January 31, 2021 and 2020.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of January 31, 2021, we had 4,139 total customers, increasing from 2,392 customers as of January 31, 2020. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of January 31, 2021, our customers included 186 of the Fortune 500, based on the 2020 Fortune 500 list, and those customers contributed approximately 27% of our revenue for the fiscal year ended January 31, 2021. Our Fortune 500 customer count is subject to adjustments for annual updates to the Fortune 500 list by Fortune, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers.
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

On March 1, 2021, all shares of our then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock pursuant to the terms of our amended and restated certificate of incorporation. See Note 16, Subsequent Events, in the notes to our consolidated financial statements included elsewhere in this Annual Form on Form 10-K for further details.

Key Factors Affecting Our Performance
Adoption of our Platform and Expansion of the Data Cloud
Our future success depends in large part on the market adoption of our platform. While we see growing demand for our platform, particularly from large enterprises, many of these organizations have invested substantial technical, financial, and personnel resources in their legacy database products or big data offerings, despite their inherent limitations. While this makes it difficult to predict customer adoption rates and future demand, we believe that the benefits of our platform put us in a strong position to capture the significant market opportunity ahead.

Our platform powers the Data Cloud, an ecosystem of data providers, data consumers, and data application developers that enables our customers to securely share, connect, collaborate, monetize, and acquire live data sets. Our future growth will be increasingly dependent on our ability to increase consumption of our platform by building and expanding this ecosystem and the types and quality of data available on the Data Cloud.
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

Once deployed, our customers often expand their use of our platform more broadly within the enterprise and across their ecosystem of customers and partners as they migrate more data to the public cloud, identify new use cases, and realize the benefits of our platform and the Data Cloud. However, because we generally recognize product revenue on consumption and not ratably over the term of the contract, we do not have visibility into the timing of revenue recognition from any particular customer. In any given period, there is a risk that customer consumption of our platform will be slower than we expect, which may cause fluctuations in our revenue and results of operations. New software releases or hardware improvements may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads. Our ability to increase usage of our platform by, and sell additional contracted capacity to, existing customers, and, in particular, large enterprise customers, will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, overall changes in our customers’ spending levels, the effectiveness of our efforts to help our customers realize the benefits of our platform, and the extent to which customers migrate new workloads to our platform over time.
Acquiring New Customers
We believe there is a substantial opportunity to further grow our customer base by continuing to make significant investments in sales and marketing and brand awareness. Our ability to attract new customers will depend on a number of factors, including our success in recruiting and scaling our sales and marketing organization, competitive dynamics in our target markets, and our ability to build and maintain partner relationships, including with global system integrators, resellers, and technology partners. We intend to expand our direct sales force, with a focus on increasing sales to large organizations. While our platform is built for organizations of all sizes and industries, we have only recently focused our selling efforts on large enterprise customers. We may not achieve anticipated revenue growth from expanding our sales force to focus on large enterprises if we are unable to hire, develop, integrate, and retain talented and effective sales personnel; if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time; or if our sales and marketing programs are not effective.
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

Key Business Metrics
We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key business metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.
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
Total Customers
We count the total number of customers at the end of each period. For purposes of determining our customer count, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. For purposes of determining our customer count, we do not include customers that consume our platform only under on-demand arrangements. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We believe that the number of customers is an important indicator of the growth of our business and future revenue trends.

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

	Fiscal Year Ended January 31,
	2021	2020	2019

Product revenue (in millions)	$553.8	$252.2	$95.7

	January 31, 2021	January 31, 2020	January 31, 2019

Remaining performance obligations (in millions)(1)	$1,332.8	$426.3	$128.0
Total customers	4,139	2,392	948
Net revenue retention rate	168%	169%	180%
Customers with trailing 12-month product revenue greater than $1 million	77	41	14
________________
(1)As of January 31, 2021, our RPO was approximately $1.3 billion, of which we expect approximately 55% to be recognized as revenue in the twelve months ending January 31, 2022 based on historical customer consumption patterns and revenue results. The weighted-average remaining life of our contracts was 1.9 years as of January 31, 2021. However, the amount and timing of revenue recognition are generally driven by customers' consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns and revenue results are not necessarily indicative of future results.

Impact of COVID-19
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic, including any new strains or mutations, will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Although our results of operations, cash flows, and financial condition were not adversely impacted in the fiscal year ended January 31, 2021, we have experienced, and may continue to experience, an adverse impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, including a lengthening of the sales cycle for some prospective customers and delays in the delivery of professional services and trainings to our customers. We have also experienced, and may continue to experience, a modest positive impact on other aspects of our business, including an increase in consumption of our platform by existing customers. Moreover, during the fiscal year ended January 31, 2021, we saw slower growth in certain operating expenses due to reduced business travel, deferred hiring for some positions, and the virtualization or cancellation of customer, partner, and employee events. While a reduction in operating expenses had a positive impact on our results of operations for the fiscal year ended January 31, 2021, we do not yet have visibility into the full impact this will have on our business. We cannot predict how long we will continue to experience these impacts as shelter-in-place orders and other related measures are expected to change over time, and the availability, efficacy, and acceptance of vaccines or other preventative measures is unclear. However, if our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread or resurgence of COVID-19, they may decrease or delay their spending, request pricing discounts, or seek renegotiations of their contracts, any of which may result in decreased revenue and cash receipts for us in future periods. In addition, we may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect accounts receivable from these customers.

In addition, in response to the spread of COVID-19, we have required virtually all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. Although we expect most of our employees to return to physical offices in the future, the nature and extent of that return is uncertain. Given the uncertainty regarding the length, severity, and ability to combat the COVID-19 pandemic, we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. For additional details, see the section titled “Risk Factors.”

Components of Results of Operations
Revenue
We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to initial consumption as part of customer onboarding and, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented 4%, 4%, and 5% of our revenue for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented approximately 1% of our revenue for all periods presented.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the fiscal year ended January 31, 2021 is 2.1 years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally on the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

Because customers have flexibility in their consumption, and we generally recognize revenue on consumption and not ratably over the term of the contract, we do not have the visibility into the timing of revenue recognition from any particular customer contract that typical subscription-based software companies may have. As our customer base grows, we expect our ability to forecast customer consumption in the aggregate will improve. However, in any given period, there is a risk that customers will consume our platform more slowly than we expect, which may cause fluctuations in our revenue and results of operations.

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
Allocation of Overhead Costs
Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Such costs include costs associated with office facilities, depreciation of property and equipment, and information technology (IT) related personnel and other expenses, such as software and subscription services.
Cost of Revenue
Cost of revenue consists of cost of product revenue and cost of professional services and other revenue. Cost of revenue also includes allocated overhead costs.

Cost of product revenue. Cost of product revenue consists primarily of (i) third-party cloud infrastructure expenses incurred in connection with our customers’ use of our platform and the deployment and maintenance of our platform on public clouds, including different regional deployments, and (ii) personnel-related costs associated with customer support and maintaining service availability and security of our platform, including salaries, benefits, bonuses, and stock-based compensation. We periodically receive credits from third-party cloud providers that are recorded as a reduction to the third-party cloud infrastructure expenses. Cost of product revenue also includes amortization of internal-use software development costs, amortization of acquired developed technology intangible assets, and expenses associated with software and subscription services dedicated for use by our customer support team and our engineering team responsible for maintaining our platform.

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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include draws and sales commissions paid to our sales force and referral fees paid to independent third parties, including amortization of deferred commissions. Prior to the fiscal year ended January 31, 2021, we primarily amortized sales commissions over a period of benefit that we determined to be five years as they were earned on new customer or expansion of existing customer contracts. As a result of modifications to our sales compensation plan during the fiscal year ended January 31, 2021, we now expense a portion of these sales commissions in the period earned, as they are earned based on the rate of our customers’ consumption of our platform, which we expect will accelerate our sales and marketing expenses in the near term. The remaining portion of the sales commissions is earned upon origination of the new customer or customer expansion contract and is deferred and amortized over the period of benefit, which we determined to be five years. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs, including Summit, our annual user conference, offset by proceeds from such conferences and programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software and subscription services dedicated for use by our sales and marketing organizations, and outside services contracted for sales and marketing purposes. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. However, we expect that our sales and marketing expenses will decrease as a percentage of our revenue over time.
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
Interest Income
Interest income consists primarily of interest income earned on our cash equivalents and short-term and long-term investments, net of associated fees.
Other Income (Expense), Net
Other income (expense), net consists primarily of the effect of exchange rates on our foreign currency-denominated asset and liability balances.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign and U.S. state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. and U.K. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019

Revenue	$592,049	$264,748	$96,666
Cost of revenue(1)	242,588	116,557	51,753
Gross profit	349,461	148,191	44,913
Operating expenses(1):
Sales and marketing	479,317	293,577	125,642
Research and development	237,946	105,160	68,681
General and administrative	176,135	107,542	36,055
Total operating expenses	893,398	506,279	230,378
Operating loss	(543,937)	(358,088)	(185,465)
Interest income	7,507	11,551	8,759
Other expense, net	(610)	(1,005)	(502)
Loss before income taxes	(537,040)	(347,542)	(177,208)
Provision for income taxes	2,062	993	820
Net loss	$(539,102)	$(348,535)	$(178,028)
________________
(1)Includes stock-based compensation expense as follows (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019

Cost of revenue	$33,642	$3,650	$1,895
Sales and marketing	97,879	20,757	15,647
Research and development	99,223	15,743	28,284
General and administrative	70,697	38,249	6,912
Total stock-based compensation expense	$301,441	$78,399	$52,738

During the fiscal year ended January 31, 2021, we began recognizing, using an accelerated attribution method, stock-based compensation expense associated with our RSUs granted prior to our IPO as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in September 2020. We recognized stock-based compensation expense of $178.7 million associated with such RSUs for the fiscal year ended January 31, 2021. Stock-based compensation expense for the fiscal year ended January 31, 2019 included $30.3 million of compensation expense related to the amount paid in excess of the estimated fair value of common stock at the date of transaction in connection with two issuer tender offers.
See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Fiscal Year Ended January 31,
	2021	2020	2019

Revenue	100%	100%	100%
Cost of revenue	41	44	54
Gross profit	59	56	46
Operating expenses:
Sales and marketing	81	111	130
Research and development	40	40	71
General and administrative	30	41	37
Total operating expenses	151	192	238
Operating loss	(92)	(136)	(192)
Interest income	1	4	9
Other expense, net	—	—	—
Loss before income taxes	(91)	(132)	(183)
Provision for income taxes	—	—	1
Net loss	(91%)	(132%)	(184%)

Comparison of the Fiscal Years Ended January 31, 2021 and 2020
Revenue

	Fiscal Year Ended January 31,
	2021	2020	% Change

	(dollars in thousands)
Revenue:
Product	$553,794	$252,229	120%
Professional services and other	38,255	12,519	206%
Total	$592,049	$264,748	124%
Percentage of revenue:
Product	94%	95%
Professional services and other	6%	5%
Total	100%	100%

Product revenue increased $301.6 million for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 168% as of January 31, 2021. The increase in product revenue was also driven by an increase in capacity sales prices of approximately 8% for the fiscal year ended January 31, 2021, compared to the prior fiscal year, primarily as a result of better discipline over discounting. We had 77 customers with product revenue of greater than $1 million for the trailing 12 months ended January 31, 2021, an increase from 41 customers as of January 31, 2020. Such customers represented approximately 47% of our product revenue for each of the trailing 12 months ended January 31, 2021 and January 31, 2020. Approximately 89% of our revenue for the fiscal year ended January 31, 2021 was derived from existing customers under capacity arrangements, and approximately 7% of our revenue for the fiscal year ended January 31, 2021 was derived from new customers under capacity arrangements. The remainder was driven by on-demand arrangements. As described in the section titled “Impact of COVID-19,” we have experienced impacts from the COVID-19 pandemic, including the elongation of sales cycles, that may impact new customer acquisition, the timing of future revenue recognition, and our future growth rates. We continue to carefully monitor the impact of COVID-19 on product revenue, customer acquisitions, and net revenue retention rates.

Professional services and other revenue increased $25.7 million for the fiscal year ended January 31, 2021 compared to the prior fiscal year as we expanded our professional services organization to help our customers further realize the benefits of our platform.
Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Fiscal Year Ended January 31,
	2021	2020	% Change

	(dollars in thousands)
Cost of revenue:
Product	$193,835	$96,622	101%
Professional services and other	48,753	19,935	145%
Total cost of revenue	$242,588	$116,557	108%
Gross profit (loss):
Product	$359,959	$155,607
Professional services and other	(10,498)	(7,416)
Total gross profit	$349,461	$148,191
Gross margin:
Product	65%	62%
Professional services and other	(27%)	(59%)
Total gross margin	59%	56%
Headcount (at period end)
Product	154	81
Professional services and other	185	84
Total headcount	339	165

Cost of product revenue increased $97.2 million for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020. The increase was primarily due to an increase of $63.0 million in third-party cloud infrastructure expenses and, to a lesser extent, increased headcount, which resulted in an increase of $28.6 million in personnel-related costs and allocated overhead costs for the fiscal year ended January 31, 2021 compared to the prior fiscal year. The increase in personnel-related costs included an increase of $15.9 million in stock-based compensation for the fiscal year ended January 31, 2021 compared to the prior fiscal year, primarily due to the recognition of $11.9 million in stock-based compensation expense using an accelerated attribution method for RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in September 2020. Additionally, amortization of internal-use software development costs increased $2.0 million for the fiscal year ended January 31, 2021 compared to the prior fiscal year.

Cost of professional services and other revenue increased $28.8 million for the fiscal year ended January 31, 2021 compared to the prior fiscal year, primarily due to increased headcount, resulting in an increase of $28.1 million in personnel-related costs and allocated overhead costs for the fiscal year ended January 31, 2021 compared to the prior fiscal year. The increase in personnel-related costs included an increase of $14.1 million in stock-based compensation for the fiscal year ended January 31, 2021 compared to the prior fiscal year, primarily due to the recognition of $10.3 million in stock-based compensation expense using an accelerated attribution method for RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in September 2020.

Our product gross margin was 65% for the fiscal year ended January 31, 2021, compared to 62% for the fiscal year ended January 31, 2020, primarily due to better discipline over discounting, higher volume-based discounts for our purchases of third-party cloud infrastructure, and increased scale across our cloud infrastructure regions. While we expect our product gross margin to increase for the fiscal year ending January 31, 2022 compared to the fiscal year ended January 31, 2021, fluctuations in the mix and timing of customers' consumption, which is inherently variable at our customers' discretion, whether or not a customer contracts with us through our marketplace listings, our discounting practices, including as a result of changes to the competitive environment, and the extent of our investments in our operations, could hinder any improvement in our product gross margin. Given that we have only recently started to scale our professional services organization and our professional services and other revenue represents a small percentage of our revenue, we do not believe year-over-year changes in professional services and other gross margins are currently meaningful.
Sales and Marketing

	Fiscal Year Ended January 31,
	2021	2020	% Change

	(dollars in thousands)
Sales and marketing	$479,317	$293,577	63%
Percentage of revenue	81%	111%
Headcount (at period end)	1,257	989

Sales and marketing expenses increased $185.7 million for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020. The increase was primarily due to increased headcount, resulting in an increase of $160.4 million in personnel-related costs (excluding commission expenses) and allocated overhead costs for the fiscal year ended January 31, 2021 compared to the prior fiscal year. The increase in personnel-related costs included an increase of $77.1 million in stock-based compensation for the fiscal year ended January 31, 2021 compared to the prior fiscal year, primarily due to the recognition of $56.7 million in stock-based compensation expense using an accelerated attribution method for RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in September 2020, and, to a lesser extent, the recognition of $16.0 million in stock-based compensation expense related to our 2020 Employee Stock Purchase Plan (2020 ESPP), which became effective in connection with our IPO. Expenses associated with sales commissions and draws paid to our sales force and third-party referral fees, including amortization of deferred commissions, increased $33.8 million for the fiscal year ended January 31, 2021 compared to the prior fiscal year, due to an increase in bookings and modifications to our sales compensation plan during the fiscal year ended January 31, 2021, as discussed in “Components of Results of Operations” above. Other sales and marketing program expenses, which include advertising costs and contractor fees, also increased $13.2 million for the fiscal year ended January 31, 2021 compared to the prior fiscal year.

The overall increase in sales and marketing expenses was partially offset by lower than anticipated travel and event expenses as we have implemented certain travel restrictions and replaced in-person events with digital events in response to the COVID-19 pandemic. These changes resulted in a $12.7 million reduction in travel-related expenses and a $2.1 million reduction in expenses from our user conferences and programs for the fiscal year ended January 31, 2021 compared to the prior fiscal year. The increase in sales and marketing expenses was further offset by a decrease of $9.0 million in recruiting expenses for the fiscal year ended January 31, 2021 compared to the prior fiscal year, primarily due to a reduction in third-party recruiting expenses as we continued to increase the utilization of our internal recruiting organization.

Research and Development

	Fiscal Year Ended January 31,
	2021	2020	% Change

	(dollars in thousands)
Research and development	$237,946	$105,160	126%
Percentage of revenue	40%	40%
Headcount (at period end)	478	311

Research and development expenses increased $132.8 million for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020. The increase was primarily due to increased headcount, resulting in an increase of $122.7 million in personnel-related costs and allocated overhead costs for the fiscal year ended January 31, 2021 compared to the prior fiscal year. The increase in personnel-related costs included an increase of $83.5 million in stock-based compensation for the fiscal year ended January 31, 2021 compared to the prior fiscal year, primarily due to the recognition of $62.9 million in stock-based compensation expense using an accelerated attribution method for RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in September 2020, and, to a lesser extent, the recognition of $5.7 million in stock-based compensation expense related to the 2020 ESPP. The remaining increase in stock-based compensation was attributable to additional RSUs granted to new employees after our IPO with an increased weighted-average grant date fair value.

The increase in research and development expenses for the fiscal year ended January 31, 2021 was also due to an increase of $9.3 million in third-party cloud infrastructure expenses incurred in developing our platform.
General and Administrative

	Fiscal Year Ended January 31,
	2021	2020	% Change

	(dollars in thousands)
General and administrative	$176,135	$107,542	64%
Percentage of revenue	30%	41%
Headcount (at period end)	421	211

General and administrative expenses increased $68.6 million for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020. The increase was primarily due to increased headcount, resulting in an increase of $53.3 million in personnel-related costs and allocated overhead costs for the fiscal year ended January 31, 2021 compared to the prior fiscal year. The increase in personnel-related costs included an increase of $32.4 million in stock-based compensation for the fiscal year ended January 31, 2021 compared to the prior fiscal year, primarily due to the recognition of $36.8 million in stock-based compensation expense using an accelerated attribution method for RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in September 2020, and, to a lesser extent, the recognition of $2.8 million in stock-based compensation expense related to the 2020 ESPP. The overall increase in stock-based compensation was partially offset by a decrease of $11.3 million in expense attributable to the modification of certain awards held by a former executive officer.

The increase in general and administrative expenses, which includes insurance and other corporate expenses, was also due to an increase of $6.8 million for the fiscal year ended January 31, 2021 compared to the prior fiscal year for additional expenses as a result of becoming a public company. Expenses relating to outside services also increased $6.7 million for the fiscal year ended January 31, 2021 compared to the prior fiscal year, primarily related to legal, accounting, and other professional services fees. The remaining increase in general and administrative expenses of $1.7 million was due to expenses associated with software and subscription services used to support our administrative functions.

Interest Income

	Fiscal Year Ended January 31,
	2021	2020	% Change

	(dollars in thousands)
Interest income	$7,507	$11,551	(35%)

Interest income decreased $4.0 million for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020, primarily due to lower yields on investments, partially offset by the effect of higher cash and investment balances.
Provision for Income Taxes

	Fiscal Year Ended January 31,
	2021	2020	% Change

	(dollars in thousands)
Loss before income taxes	$(537,040)	$(347,542)	55%
Provision for income taxes	2,062	993	108%
Effective tax rate	(0.4%)	(0.3%)

The provision for income taxes increased primarily as a result of the increase in pre-tax income related to international operations and U.S. state taxes in the fiscal year ended January 31, 2021, and the partial release of a valuation allowance as a result of an acquisition in the fiscal year ended January 31, 2020.

We maintain a full valuation allowance on our U.S. and U.K. deferred tax assets, and the significant components of our recorded tax expense are current cash taxes in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate might fluctuate significantly and could be adversely affected to the extent earnings are lower than forecasted in countries that have lower statutory rates and higher than forecasted in countries that have higher statutory rates.

Quarterly Results of Operations Data and Other Data
The following tables summarize our selected unaudited quarterly consolidated statements of operations data, the percentage of revenue that each line item represents, and the key business metrics for each of the eight quarters in the period ended January 31, 2021. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflects, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

Consolidated Statements of Operations Data

	Three Months Ended
	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019

	(in thousands)
Revenue	$190,465	$159,624	$133,145	$108,815	$87,692	$73,012	$60,339	$43,705
Cost of revenue(1)	82,904	66,681	50,446	42,557	34,522	29,489	28,508	24,038
Gross profit	107,561	92,943	82,699	66,258	53,170	43,523	31,831	19,667
Operating expenses(1):
Sales and marketing	154,050	134,727	92,663	97,877	80,444	75,668	73,413	64,052
Research and development	93,997	74,138	36,533	33,278	29,709	27,669	26,164	21,618
General and administrative	59,911	53,532	31,186	31,506	28,129	30,318	27,823	21,272
Total operating expenses	307,958	262,397	160,382	162,661	138,282	133,655	127,400	106,942
Operating loss	(200,397)	(169,454)	(77,683)	(96,403)	(85,112)	(90,132)	(95,569)	(87,275)
Interest income	1,853	1,517	1,689	2,448	2,299	2,491	3,167	3,594
Other income (expense), net	951	(519)	(1,109)	67	(186)	(40)	(492)	(287)
Loss before income taxes	(197,593)	(168,456)	(77,103)	(93,888)	(82,999)	(87,681)	(92,894)	(83,968)
Provision for (benefit from) income taxes	1,342	433	531	(244)	255	376	521	(159)
Net loss	$(198,935)	$(168,889)	$(77,634)	$(93,644)	$(83,254)	$(88,057)	$(93,415)	$(83,809)
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted(2)	$(0.70)	$(1.01)	$(1.31)	$(1.72)	$(1.67)	$(1.92)	$(2.18)	$(2.07)
________________
(1)Includes stock-based compensation as follows:

	Three Months Ended
	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019

	(in thousands)
Cost of revenue	$18,135	$13,226	$1,164	$1,117	$968	$832	$1,070	$780
Sales and marketing	48,165	39,481	5,135	5,098	5,329	4,802	5,066	5,560
Research and development	50,037	39,368	5,154	4,664	4,921	4,411	3,457	2,954
General and administrative	27,314	27,066	6,751	9,566	9,756	12,913	8,858	6,722
Stock-based compensation expense	$143,651	$119,141	$18,204	$20,445	$20,974	$22,958	$18,451	$16,016

During the three months ended October 31, 2020, we began recognizing stock-based compensation expense related to our RSUs granted prior to our IPO, which had both service-based and performance-based vesting conditions. During the three months ended January 31, 2021 and October 31, 2020, we recognized stock-based compensation expense associated with these RSUs of $81.7 million and $97.0 million, respectively, of which $55.5 million of cumulative compensation expense was recognized upon the effectiveness of our IPO in September 2020 due to the satisfaction of the performance-based vesting condition. See Note 11 to our consolidated financial statements included elsewhere in this Annual Form on Form 10-K for further details.
The increase in stock-based compensation expense for the three months ended January 31, 2021 compared to the three months ended October 31, 2020 was primarily attributable to additional RSU grants to new employees, increased weighted-average grant date fair value of RSUs, and expense related to the 2020 ESPP. The overall increase was partially offset by the decrease in stock-based compensation expense associated with RSUs granted prior to our IPO as discussed above.

(2)See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our net loss per share attributable to Class A and Class B common stockholders, basic and diluted.

Percentage of Revenue Data

	Three Months Ended
	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019

Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	44	42	38	39	39	40	47	55
Gross margin	56	58	62	61	61	60	53	45
Operating expenses:
Sales and marketing	81	84	70	90	92	104	122	146
Research and development	49	46	27	30	34	38	43	49
General and administrative	31	34	23	29	32	42	46	49
Total operating expenses	161	164	120	149	158	184	211	244
Operating margin	(105)	(106)	(58)	(88)	(97)	(124)	(158)	(199)
Interest income	1	—	1	2	2	4	5	8
Other income (expense), net	—	—	(1)	—	—	—	(1)	(1)
Loss before income taxes	(104)	(106)	(58)	(86)	(95)	(120)	(154)	(192)
Provision for (benefit from) income taxes	—	—	—	—	—	1	1	—
Net loss	(104%)	(106%)	(58%)	(86%)	(95%)	(121%)	(155%)	(192%)
Quarterly Changes in Revenue
Revenue increased sequentially in each of the quarters presented primarily due to increased consumption of our platform by existing customers and the addition of new customers. Because our revenue is based on consumption and consumption is at the discretion of our customers, our historical revenue results are not necessarily indicative of future performance.
Quarterly Changes in Cost of Revenue and Gross Margin
Cost of revenue increased sequentially in each of the quarters presented. For all quarters presented, cost of revenue increased primarily as a result of increased third-party cloud infrastructure expenses, driven by the initial cost of new deployments and increased consumption of our platform by customers, as well as increased personnel-related expenses resulting from increased headcount. In addition, during the three months ended October 31, 2020, we began recognizing, using an accelerated attribution method, stock-based compensation expense associated with our RSUs granted prior to our IPO as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in September 2020. Our cost of revenue for the three months ended October 31, 2020 included $11.8 million of stock-based compensation expense associated with such RSUs. As a result, our cost of revenue increased, as a percentage of revenue, during the three months ended October 31, 2020 compared to the three months ended July 31, 2020. See Note 11 to our consolidated financial statements included elsewhere in this Annual Form on Form 10-K for further details.

Our cost of revenue increased, as a percentage of revenue, during the three months ended January 31, 2021 compared to the three months ended October 31, 2020, due primarily to the increase in stock-based compensation as a result of additional RSU grants to new employees, increased weighted-average grant date fair value of RSUs, and expense related to the 2020 ESPP.

Except for the three months ended October 31, 2020 and January 31, 2021, our improved quarterly gross margin since the three months ended October 31, 2019 was primarily attributable to higher volume-based discounts for purchases of third-party cloud infrastructure, increased scale across our cloud infrastructure regions, and improved platform pricing discipline. The decrease in our quarterly gross margin during the three months ended October 31, 2020 and January 31, 2021 was primarily a result of the increase in stock-based compensation expense in those periods as discussed above.

Quarterly Changes in Operating Expenses
Operating expenses have generally increased sequentially in each of the quarters presented primarily due to increased headcount and other related costs to support our growth. However, after the outbreak of COVID-19, we have seen slower growth in certain operating expenses due to reduced business travel, deferred hiring for some positions, and the virtualization or cancellation of customer and employee events. In addition, during the three months ended October 31, 2020, we began recognizing, using an accelerated attribution method, stock-based compensation expense associated with our RSUs granted prior to our IPO as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in September 2020. Our operating expenses for the three months ended October 31, 2020 included $85.2 million of stock-based compensation expense associated with such RSUs. See Note 11 to our consolidated financial statements included elsewhere in this Annual Form on Form 10-K for further details. The increase in the absolute value of our operating expenses for the three months ended January 31, 2021 compared to the three months ended October 31, 2020 was also partially due to the increase in stock-based compensation expense as a result of additional RSU grants to new employees, increased weighted-average grant date fair value of RSUs, and expense related to the 2020 ESPP.

We intend to continue to make significant investments in research and development as we enhance our platform. We also intend to invest in our sales and marketing organization to drive future revenue growth. As a result of the closing of our IPO, we have incurred and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services.
Key Business Metrics

	Three Months Ended
	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019

Product revenue (in millions)	$178.3	$148.5	$125.2	$101.8	$82.4	$69.2	$57.8	$42.8

	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019
Remaining performance obligations (in millions)	$1,332.8	$927.9	$688.2	$467.8	$426.3	$273.0	$221.1	$137.9
Total customers	4,139	3,554	3,117	2,720	2,392	1,934	1,547	1,194
Net revenue retention rate	168%	162%	158%	171%	169%	189%	223%	187%
Customers with trailing 12-month product revenue greater than $1 million	77	65	56	48	41	31	22	16

During the three months ended July 31, 2019, we experienced a significant increase in our net revenue retention rate as a result of a large enterprise customer’s increased consumption of our platform.

Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year as a result of industry buying patterns. As a result, our sequential growth in RPO has historically been highest in the fourth fiscal quarter of each fiscal year. In addition, we have experienced a significant increase in RPO each quarter since the three months ended July 31, 2020 primarily due to large enterprise customers entering into multi-year capacity contracts.

We expect our net revenue retention rate to decrease over time as existing customers that have consumed our platform for an extended period of time become a larger portion of both our overall customer base and our product revenue that we use to calculate net revenue retention rate, and as their consumption growth primarily relates to existing use cases rather than new use cases.

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

As of January 31, 2021, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $5.1 billion. Our investments primarily consist of corporate notes and bonds, U.S. government and agency securities, commercial paper, certificates of deposit, and money market funds.

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

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019

Net cash used in operating activities	$(45,417)	$(176,558)	$(143,982)
Net cash (used in) provided by investing activities	(4,036,645)	138,495	(362,642)
Net cash provided by financing activities	4,775,290	57,469	413,601
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

For the fiscal year ended January 31, 2021, net cash used in operating activities was $45.4 million, primarily consisting of our net loss of $539.1 million, adjusted for non-cash charges of $386.8 million, and net cash inflows of $106.9 million provided by changes in our operating assets and liabilities, net of the effect of an acquisition. The main drivers of the changes in operating assets and liabilities, net of the effect of an acquisition, were a $312.9 million increase in deferred revenue, resulting primarily from increased prepaid capacity arrangements; a $58.3 million increase in accrued expenses and other liabilities due to increased headcount, growth in our business, and employee contributions under the 2020 ESPP; and a $116.3 million increase in accounts receivable due to growth of our business and timing of collections, partially offset by (i) a $62.3 million increase in prepaid expenses and other assets, primarily driven by increased prepaid insurance as a result of becoming a public company, increased interest income receivables resulting from the increase in our investments, and increased prepaid third-party infrastructure expenses; (ii) a $51.4 million increase in deferred commissions earned on bookings; and (iii) a $31.3 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

For the fiscal year ended January 31, 2020, net cash used in operating activities was $176.6 million, primarily consisting of our net loss of $348.5 million, adjusted for non-cash charges of $122.6 million, and net cash inflows of $49.3 million provided by changes in our operating assets and liabilities, net of effect of acquisitions. The main drivers of the changes in operating assets and liabilities, net of effect of acquisitions, were a $223.0 million increase in deferred revenue, resulting primarily from increased prepaid capacity arrangements, a $35.0 million increase in accrued expenses and other liabilities due to increased headcount and growth in our business, and a $1.1 million increase in accounts payable. These amounts were partially offset by a $116.9 million increase in accounts receivable due to an increase in sales, a $68.6 million increase in deferred commissions earned on bookings, a $10.8 million increase in prepaid expenses and other assets, primarily driven by prepaid software and subscription services and deposits for our leased facilities, and a $13.5 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

Net cash used in operating activities decreased $131.1 million for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020, primarily due to an increase of $435.6 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect net cash used in operating activities to decrease for the fiscal year ending January 31, 2022 compared to the fiscal year ended January 31, 2021.
Investing Activities
Net cash used in investing activities for the fiscal year ended January 31, 2021 was $4.0 billion, primarily as a result of net purchases of investments, and, to a lesser extent, purchases of property and equipment to support existing and additional office facilities, purchases of intangible assets, cash paid for an acquisition, and capitalized internal-use software development costs.

Net cash provided by investing activities for the fiscal year ended January 31, 2020 was $138.5 million, primarily as a result of net sales, maturities, and redemptions of investments, partially offset by purchases of property and equipment to support additional office facilities and cash paid for an acquisition, net of cash acquired.
Financing Activities
Net cash provided by financing activities for the fiscal year ended January 31, 2021 was $4.8 billion, primarily as a result of the $4.2 billion of aggregate net proceeds from our IPO and the concurrent private placements completed in September 2020, net of underwriting discounts, as well as $532.1 million in proceeds from the issuance of equity securities.

Net cash provided by financing activities for the fiscal year ended January 31, 2020 was $57.5 million, primarily as a result of proceeds from the issuance of equity securities.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of January 31, 2021:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years		More than 5 Years

	(in thousands)
Operating lease commitments	$202,082	$19,407	$39,730	$35,744		$107,201
Purchase commitments	1,758,120	57,286	477,625	1,223,209	(1)	—
Total	$1,960,202	$76,693	$517,355	$1,258,953		$107,201
________________
(1)Includes $540.9 million of remaining non-cancelable contractual commitments as of January 31, 2021 related to one of our third-party cloud infrastructure agreements, under which we committed to spend an aggregate of at least $550.0 million, between September 2020 and December 2025 with no minimum purchase commitment during any year. If we fail to meet the minimum purchase commitment by December 2025, we are required to pay the difference, and such payment can be applied to qualifying expenditures for cloud infrastructure services for up to twelve months after December 2025.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Our operating lease commitments, net of sublease receipts, relate primarily to our facilities. Purchase commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate our operations at the enterprise level. Our long-term purchase commitments may be satisfied earlier than in the payment periods presented above as we continue to grow and scale our business.

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

Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

We believe that the accounting policies described below involve a substantial degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (ASC 606) for all periods presented.

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. Revenue from on-demand arrangements typically relates to initial consumption as part of customer onboarding and, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented 4%, 4%, and 5% of our revenue for the fiscal years ended January 31, 2021, 2020 and 2019, respectively. We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term.

Customers do not have the contractual right to take possession of our platform. Pricing for our platform includes embedded support services, data backup, and disaster recovery services, as well as future updates, when and if available, offered during the contract term.

Our customer contracts for capacity typically have a term of one to four years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally on the purchase of additional capacity. Customer contracts are generally non-cancelable during the contract term, although customers can terminate for breach if we materially fail to perform. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

We determine revenue recognition in accordance with ASC 606 through the following five steps:

1) Identify the contract with a customer. We consider the terms and conditions of the contracts and our customary business practices in identifying our contracts under ASC 606. We determine we have a contract with a customer when the contract has been approved by both parties, we can identify each party’s rights regarding the services to be transferred, we can identify the payment terms for the services, we have determined the customer to have the ability and intent to pay, and the contract has commercial substance. At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. These combinations may be subjective and differing combinations could result in differing allocation of revenue of reporting periods. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history or, in the case of a new customer, credit and financial information pertaining to the customer.

2) Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. We treat consumption of our platform for compute, storage, and data transfer resources as one single performance obligation because they are consumed by customers as a single, integrated offering. We do not make any one of these resources available for consumption without the others. Instead, each of compute, storage, and data transfer work together to drive consumption on our platform. We treat the virtual private deployments for customers, professional services, on-site technical solution services, and training each as a separate and distinct performance obligation. Some of our customers have negotiated an option to purchase additional capacity at a stated discount. These options generally do not provide a material right as they are priced at our stand-alone selling price (SSP), as described below, as the stated discounts are not incremental to the range of discounts typically given.

3) Determine the transaction price. The transaction price is determined based on the consideration we expect to receive in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. We estimate variable consideration based on expected value, primarily relying on our history. In certain situations, we may also use the most likely amount as the basis of our estimate. We may have insufficient relevant historical data or other information to arrive at an accurate estimate of variable consideration using either the “expected value” or “most likely amount” method. Additionally, changes in business practices, such as those related to service level guarantees or marketing programs, may introduce new forms of variable consideration, as well as more complexity and uncertainty in the estimation process. None of our contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).

4) Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP. The determination of a relative SSP for each distinct performance obligation requires judgment. We determine SSP for performance obligations based on an observable standalone selling price when it is available, as well as other factors, including the overall pricing objectives, which take into consideration market conditions and customer-specific factors, including a review of internal discounting tables, the services being sold, the volume of capacity commitments, and other factors. The observable standalone selling price is established based on the price at which products and services are sold separately. If an SSP is not observable through past transactions, we estimate it using available information including, but not limited to, market data and other observable inputs. As our business and offerings evolve over time, modifications to our pricing and discounting methodologies, changes in the scope and nature of product and service offerings and/or changes in customer segmentation may result in a lack of consistency, making it difficult to establish and/or maintain SSP. Changes in SSP could result in different and unanticipated allocations of revenue in contracts with multiple performance obligations. These factors, among others, may adversely impact the amount of revenue and gross margin we report in a particular period.

5) Recognize revenue when or as we satisfy a performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. Revenue is recognized when control of the services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. We determined an output method to be the most appropriate measure of progress because it most faithfully represents when the value of the services is simultaneously received and consumed by the customer, and control is transferred. Virtual private deployment fees are recognized ratably over the term of the deployment as the deployment service represents a stand-ready performance obligation provided throughout the deployment term.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards, including stock options, restricted stock awards, and RSUs granted to employees, directors, and non-employees, and stock purchase rights granted under the 2020 ESPP (ESPP Rights) to employees, based on the estimated fair value of the awards on the date of grant. The fair value of each stock option and ESPP Right granted is estimated using the Black-Scholes option-pricing model. The fair value of each RSU is based on the estimated fair value of our common stock on the date of grant.

Stock-based compensation is generally recognized on a straight-line basis over the requisite service period. We also grant certain awards that have performance-based vesting conditions. Stock-based compensation expense for such awards is recognized using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. If an award contains a provision whereby vesting is accelerated upon a change in control, we recognize stock-based compensation expense on a straight-line basis, as a change in control is considered to be outside of our control and is not considered probable until it occurs. Forfeitures are accounted for in the period in which they occur.

The determination of the grant-date fair value using an option-pricing model is affected by the estimated fair value of our common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over an expected term, actual and projected employee stock option exercise behaviors, the risk-free interest rate for an expected term, and expected dividends. The assumptions used in our option-pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•Expected term—For stock options considered to be “plain vanilla” options, we estimate the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as our historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term.

•Expected volatility—We perform an analysis of using the average volatility of a peer group of representative public companies with sufficient trading history over the expected term to develop an expected volatility assumption.

•Risk-free interest rate—Risk-free rate is estimated based upon quoted market yields for the United States Treasury debt securities for a term consistent with the expected life of the awards in effect at the time of grant.

•Expected dividend yield—Because we have never paid and have no intention to pay cash dividends on common stock, the expected dividend yield is zero.

•Fair value of underlying common stock—Prior to our IPO, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting in which awards were approved. After our IPO, the fair value of our common stock is determined by the closing price, on the date of grant, of our common stock, which is traded on the New York Stock Exchange.

The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted to employees and non-employees during each of the periods presented:

	Fiscal Year Ended January 31,
	2021	2020	2019

Expected term (in years)	6.0	6.0	6.3
Expected volatility	37.2%	36.9%	42.9%
Risk-free interest rate	1.0%	2.0%	2.9%
Expected dividend yield	—%	—%	—%

Our RSUs granted prior to our IPO had both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied on the earlier of (i) the effective date of a registration statement of the company filed under the Securities Act for the sale of our common stock or (ii) immediately prior to the closing of a change in control of the company. Both events were not deemed probable until consummated, and therefore, stock-based compensation related to these RSUs remained unrecognized prior to the effectiveness of our IPO. Upon the effectiveness of our IPO, the performance-based vesting condition was satisfied, and therefore, we recognized cumulative stock-based compensation expense of $55.5 million using the accelerated attribution method for the portion of the RSU awards for which the service-based vesting condition had been fully or partially satisfied. For the fiscal year ended January 31, 2021, we recognized stock-based compensation expense of $178.7 million associated with such RSUs. RSUs granted after our IPO do not contain the performance-based vesting condition described above.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.
Common Stock Valuations
Prior to our IPO, the fair value of the common stock underlying our stock-based awards had historically been determined by our board of directors, with input from management and corroboration from contemporaneous third-party valuations. We believed that our board of directors had the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors included:

•contemporaneous valuations of our common stock performed by independent third-party specialists;
•the prices, rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•the prices paid for common or convertible preferred stock sold to third-party investors by us and prices paid in secondary transactions for shares repurchased by us in arm’s-length transactions, including any tender offers;

•the lack of marketability inherent in our common stock;
•our actual operating and financial performance;
•our current business conditions and projections;
•the hiring of key personnel and the experience of our management;
•the history of the company and the introduction of new products;
•our stage of development;
•the likelihood of achieving a liquidity event, such as an IPO, a merger, or acquisition of our company given prevailing market conditions;
•the operational and financial performance of comparable publicly traded companies; and
•the U.S. and global capital market conditions and overall economic conditions.
In valuing our common stock, the fair value of our business was determined using various valuation methods, including combinations of income and market approaches with input from management. The income approach estimated value based on the expectation of future cash flows that a company would generate. These future cash flows were discounted to their present values using a discount rate that is derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and was adjusted to reflect the risks inherent in our cash flows. The market approach estimated value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple was determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company.

For each valuation, the fair value of our business determined by the income and market approaches was then allocated to the common stock using either the option-pricing method (OPM), or a hybrid of the probability-weighted expected return method (PWERM) and OPM methods. Our valuations prior to April 30, 2019 were allocated based on the OPM. Beginning April 30, 2019, our valuations were allocated based on a hybrid method of the PWERM and the OPM.

In addition, we also considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange and assigned the transactions an appropriate weighting in the valuation of our common stock. Factors considered included the number of different buyers and sellers, transaction volume, timing relative to the valuation date, whether the transactions occurred between willing and unrelated parties, and whether the transactions involved investors with access to our financial information.

Application of these approaches and methodologies involved the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events.

Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of January 31, 2021, we had $5.1 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, U.S. government and agency securities, commercial paper, certificates of deposit, and money market funds. In addition, we had $15.0 million of restricted cash primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or short-term speculative purposes. A hypothetical 10% increase or decrease in interest rates would have resulted in a decrease of $292.8 million or an increase of $7.6 million in the market value of our cash equivalents, and short-term and long-term investments as of January 31, 2021.

As of January 31, 2020, we had $457.6 million of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 10% increase or decrease in interest rates would have resulted in a decrease of $16.2 million or an increase of $2.6 million in the market value.
Foreign Currency Exchange Risk
Our reporting currency is the United States dollar. The functional currency of our foreign subsidiaries is the U.S. dollar or the Euro. The majority of our sales are currently denominated in U.S. dollars, although we have recently started executing sales in Euros. Therefore our revenue is not currently subject to significant foreign currency risk, but that may change in the future. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the United States and to a lesser extent in Europe, Canada, and Asia Pacific. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have a material impact on our operating results for the fiscal years ended January 31, 2021 and 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by this Item 8 is included in Part II, Item 7 under the caption “Quarterly Results of Operations Data and other Data,” which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Snowflake Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Snowflake Inc. and its subsidiaries (the “Company”) as of January 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 31, 2021

We have served as the Company’s auditor since 2019.

SNOWFLAKE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 31, 2021	January 31, 2020

Assets
Current assets:
Cash and cash equivalents	$820,177	$127,206
Short-term investments	3,087,887	306,844
Accounts receivable, net	294,017	179,459
Deferred commissions, current	32,371	26,358
Prepaid expenses and other current assets	66,200	25,327
Total current assets	4,300,652	665,194
Long-term investments	1,165,275	23,532
Property and equipment, net	68,968	27,136
Operating lease right-of-use assets	186,818	195,976
Goodwill	8,449	7,049
Intangible assets, net	16,091	4,795
Deferred commissions, non-current	86,164	69,516
Other assets	89,322	19,522
Total assets	$5,921,739	$1,012,720
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,647	$8,488
Accrued expenses and other current liabilities	125,315	62,817
Operating lease liabilities, current	19,650	18,092
Deferred revenue, current	638,652	327,058
Total current liabilities	789,264	416,455
Operating lease liabilities, non-current	184,887	193,175
Deferred revenue, non-current	4,194	2,907
Other liabilities	6,923	8,466
Total liabilities	985,268	621,003
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock; $0.0001 par value per share; zero and 169,921,272 shares authorized as of January 31, 2021 and 2020, respectively; zero and 169,921,272 shares issued and outstanding as of January 31, 2021 and 2020, respectively; aggregate liquidation preference of zero and $935,389 as of January 31, 2021 and 2020, respectively	—	936,474
Stockholders’ equity (deficit):
Preferred stock; $0.0001 par value per share; 200,000,000 and zero shares authorized as of January 31, 2021 and 2020, respectively; zero shares issued and outstanding as of January 31, 2021 and 2020	—	—
Class A common stock; $0.0001 par value per share; 2,500,000,000 and 2,000 shares authorized as of January 31, 2021 and 2020, respectively; 111,374,416 and zero shares issued and outstanding as of January 31, 2021 and 2020, respectively	11	—
Class B common stock; $0.0001 par value per share; 355,000,000 and 312,000,000 shares authorized as of January 31, 2021 and 2020, respectively; 176,543,188 and 55,452,421 shares issued and outstanding as of January 31, 2021 and 2020, respectively	17	6

	January 31, 2021	January 31, 2020

Additional paid-in capital	6,175,425	155,340
Accumulated other comprehensive income	439	216
Accumulated deficit	(1,239,421)	(700,319)
Total stockholders’ equity (deficit)	4,936,471	(544,757)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$5,921,739	$1,012,720

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2021	2020	2019

Revenue	$592,049	$264,748	$96,666
Cost of revenue	242,588	116,557	51,753
Gross profit	349,461	148,191	44,913
Operating expenses:
Sales and marketing	479,317	293,577	125,642
Research and development	237,946	105,160	68,681
General and administrative	176,135	107,542	36,055
Total operating expenses	893,398	506,279	230,378
Operating loss	(543,937)	(358,088)	(185,465)
Interest income	7,507	11,551	8,759
Other expense, net	(610)	(1,005)	(502)
Loss before income taxes	(537,040)	(347,542)	(177,208)
Provision for income taxes	2,062	993	820
Net loss	$(539,102)	$(348,535)	$(178,028)
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted	$(3.81)	$(7.77)	$(4.67)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders – basic and diluted	141,613,196	44,847,442	38,162,228

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended January 31,
	2021	2020	2019

Net loss	$(539,102)	$(348,535)	$(178,028)
Other comprehensive income:
Foreign currency translation adjustments	118	—	—
Increase in net unrealized gains on investments, net of tax	105	200	40
Comprehensive loss	$(538,879)	$(348,335)	$(177,988)

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—February 1, 2018	138,947,468	$472,626	45,327,678	$5	$11,863	$(24)	$(143,736)	$(131,892)
Effect of adoption of ASU 2018-17	—	—	—	—	377	—	(377)	—
Issuance of Series E redeemable convertible preferred stock at $7.4617 per share	134,018	1,000	—	—	—	—	—	—
Issuance of Series F redeemable convertible preferred stock at $14.96125 per share, net of issuance costs of $53	29,227,556	437,227	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	5,292,551	1	2,263	—	—	2,264
Repurchases and retirement of common stock in connection with issuer tender offers	—	—	(6,010,592)	(1)	—	—	(29,643)	(29,644)
Issuance of restricted common stock	—	—	950,000	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	1,807	—	—	1,807
Stock-based compensation	—	—	—	—	22,986	—	—	22,986
Other comprehensive income	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(178,028)	(178,028)
BALANCE—January 31, 2019	168,309,042	910,853	45,559,637	5	39,296	16	(351,784)	(312,467)
Issuance of Series F redeemable convertible preferred stock at $14.96125 per share	1,612,230	24,121	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	9,735,006	1	27,525	—	—	27,526
Repurchase of early exercised stock options and restricted common stock	—	—	(520,557)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	5,791	—	—	5,791
Issuance of restricted stock	—	—	16,700	—	—	—	—	—
Issuance of common stock in connection with an acquisition	—	—	661,635	—	4,749	—	—	4,749
Stock-based compensation	—	1,500	—	—	77,979	—	—	77,979
Other comprehensive income	—	—	—	—	—	200	—	200
Net loss	—	—	—	—	—	—	(348,535)	(348,535)
BALANCE—January 31, 2020	169,921,272	936,474	55,452,421	6	155,340	216	(700,319)	(544,757)
Issuance of Series G-1 and Series G-2 redeemable convertible preferred stock at $38.77 per share, net of issuance costs of $230	12,349,827	478,573	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(182,271,099)	(1,415,047)	182,271,099	18	1,415,029	—	—	1,415,047
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts	—	—	36,366,666	4	4,242,280	—	—	4,242,284
Issuance of common stock upon exercise of stock options	—	—	13,798,741	—	53,671	—	—	53,671
Exercise of common stock warrants	—	—	32,241	—	—	—	—	—
Repurchase of early exercised stock options and restricted common stock	—	—	(40,000)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	5,592	—	—	5,592
Vesting of restricted stock units	—	—	36,436	—	—	—	—	—
Stock-based compensation	—	—	—	—	303,513	—	—	303,513
Other comprehensive income	—	—	—	—	—	223	—	223
Net loss	—	—	—	—	—	—	(539,102)	(539,102)
BALANCE—January 31, 2021	—	$—	287,917,604	$28	$6,175,425	$439	$(1,239,421)	$4,936,471

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2021	2020	2019

Cash flows from operating activities:
Net loss	$(539,102)	$(348,535)	$(178,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,826	3,522	1,362
Non-cash operating lease costs	33,475	27,712	3,172
Amortization of deferred commissions	28,841	16,986	5,674
Stock-based compensation, net of amounts capitalized	301,441	78,399	22,409
Net amortization (accretion) of premiums (discounts) on investments	8,630	(5,459)	(5,011)
Other	4,580	1,476	221
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(116,289)	(116,869)	(51,421)
Deferred commissions	(51,444)	(68,595)	(36,344)
Prepaid expenses and other assets	(62,349)	(10,811)	(9,091)
Accounts payable	(2,878)	1,116	5,170
Accrued expenses and other liabilities	58,252	34,994	20,811
Operating lease liabilities	(31,281)	(13,455)	(2,537)
Deferred revenue	312,881	222,961	79,631
Net cash used in operating activities	(45,417)	(176,558)	(143,982)
Cash flows from investing activities:
Purchases of property and equipment	(35,037)	(18,583)	(2,058)
Capitalized internal-use software development costs	(5,293)	(4,265)	(1,958)
Cash paid for acquisitions, net of cash acquired	(6,035)	(6,314)	—
Purchases of intangible assets	(8,374)	—	—
Purchases of investments	(4,859,852)	(622,854)	(738,383)
Sales of investments	177,070	14,087	—
Maturities and redemptions of investments	700,876	776,424	379,757
Net cash (used in) provided by investing activities	(4,036,645)	138,495	(362,642)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	478,573	24,121	438,227
Proceeds from initial public offering and private placements, net of underwriting discounts	4,242,284	—	—
Proceeds from early exercised stock options	159	6,213	2,754
Proceeds from exercise of stock options	53,378	27,526	2,264
Proceeds from repayments of a nonrecourse promissory note	2,090	—	—
Repurchases of common stock in connection with issuer tender offers	—	—	(29,644)
Repurchases of early exercised stock options and restricted common stock	(30)	(391)	—
Payments of deferred purchase consideration for acquisitions	(1,164)	—	—
Net cash provided by financing activities	4,775,290	57,469	413,601

	Fiscal Year Ended January 31,
	2021	2020	2019

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	693,217	19,406	(93,023)
Cash, cash equivalents and restricted cash—Beginning of period	141,976	122,570	215,593
Cash, cash equivalents and restricted cash—End of period	$835,193	$141,976	$122,570
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,195	$1,428	$235
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$6,941	$589	$1,072
Stock-based compensation included in capitalized software development costs	$2,072	$1,080	$577
Vesting of early exercised stock options and restricted common stock	$3,502	$5,791	$1,807
Deferred purchase consideration for acquisitions	$1,065	$1,164	$—
Equity consideration in connection with an acquisition	$—	$4,749	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$820,177	$127,206	$116,541
Restricted cash – included in other assets and prepaid expenses and other current assets	15,016	14,770	6,029
Total cash, cash equivalents and restricted cash	$835,193	$141,976	$122,570

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Description of Business
Snowflake Inc. (Snowflake or the Company) provides a cloud-based data platform, which enables customers to consolidate data to drive meaningful business insights, build data-driven applications, and share data. The Company provides its platform through a customer-centric, consumption-based business model, only charging customers for the resources they use. Through its platform, the Company delivers the Data Cloud, an ecosystem where Snowflake customers, partners, data providers, and data consumers can break down data silos and derive value from rapidly growing data sets in secure, governed, and compliant ways. Snowflake was incorporated in the state of Delaware on July 23, 2012.
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

Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were capitalized in other assets on the consolidated balance sheets. These deferred offering costs, net of reimbursement received from the underwriters upon completion of the IPO, were not material. There were no material deferred offering costs recorded as of January 31, 2020.

2. Basis of Presentation and Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year ends on January 31. For example, references to fiscal 2021 refer to the fiscal year ended January 31, 2021.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
Principles of Consolidation
The consolidated financial statements include the accounts of Snowflake Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Stock Split

In November 2018, a 2-for-1 forward stock split of the Company’s then-outstanding common stock and redeemable convertible preferred stock was effected without any change in the par value per share. All information related to the Company’s common stock, redeemable convertible preferred stock, and stock awards has been retroactively adjusted to give effect to the 2-for-1 forward stock split.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, stand-alone selling prices (SSP) for each distinct performance obligation, internal-use software development costs, expected period of benefit for deferred commissions, the useful lives of long-lived assets, the carrying value of operating lease right-of-use assets, valuation of the Company’s common stock prior to the IPO, stock-based compensation, and accounting for income taxes.

The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates.

The World Health Organization declared in March 2020 that the outbreak of the coronavirus disease (COVID-19) constituted a pandemic. The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. While the Company has experienced, and may continue to experience an adverse impact on certain parts of its business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, including a lengthening in the sales cycle for some prospective customers and delays in the delivery of professional services and trainings to customers, the Company’s results of operations, cash flows, and financial condition have not been adversely impacted in the fiscal year ended January 31, 2021. However, if the Company’s customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread or resurgence of COVID-19, they may decrease or delay their spending, request pricing discounts, or seek renegotiations of their contracts, any of which may result in decreased revenue and cash receipts for the Company in future periods. In addition, the Company may experience customer losses, including due to bankruptcy or customers ceasing operations, which may result in an inability to collect accounts receivable from these customers. The full extent to which the COVID-19 pandemic, including any new strains or mutations, will directly or indirectly impact the Company’s business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. In addition, in response to the spread of COVID-19, the Company has required virtually all of its employees to work remotely to minimize the risk of the virus to the employees and the communities in which it operates, and may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, and business partners.

Given the uncertainty regarding the length, severity, and ability to combat the COVID-19 pandemic, the Company cannot reasonably estimate the impact on its future results of operations, cash flows, or financial condition. As of the date of issuance of the consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, its judgments, or the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.

Foreign Currency

The reporting currency of the Company is the United States dollar. The functional currency of the Company’s foreign subsidiaries is the U.S. dollar or the Euro. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Revenue and expenses are translated at the average exchange rates during the period. Equity transactions are translated using historical exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are recognized in other income (expense), net in the consolidated statements of operations, and have not been material for any of the periods presented.
Revenue Recognition
The Company accounts for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (ASC 606) for all periods presented.

The Company delivers its platform over the internet as a service. Customers choose to consume the platform under either capacity arrangements, in which customers commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which the Company charges for use of the platform monthly in arrears. Under capacity arrangements, from which a majority of revenue is derived, the Company typically bills its customers annually in advance of their consumption. Revenue from on-demand arrangements typically relates to initial consumption as part of customer onboarding and, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented 4%, 4%, and 5% of the Company’s revenue for the fiscal years ended January 31, 2021, 2020 and 2019, respectively. The Company recognizes revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. Deployment fees are recognized ratably over the contract term.

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

The Company’s revenue also includes professional services and other revenue, which consists of consulting, on-site technical solution services, and training related to the platform. Professional services revenue is recognized over time based on input measures, including time and materials costs incurred relative to total costs, with consideration given to output measures, such as contract deliverables, when applicable. Other revenue consists of fees from customer training delivered on-site or through publicly available classes. Professional services and other revenue represented 6%, 5%, and 1% of the Company’s revenue for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.

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

3) Determine the transaction price. The transaction price is determined based on the consideration the Company expects to receive in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Variable consideration is estimated based on expected value, primarily relying on the Company’s history. In certain situations, the Company may also use the most likely amount as the basis of its estimate. None of the Company’s contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).

4) Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP. The determination of a relative SSP for each distinct performance obligation requires judgment. The Company determines SSP for performance obligations based on an observable standalone selling price when it is available, as well as other factors, including the overall pricing objectives, which take into consideration market conditions and customer-specific factors, including a review of internal discounting tables, the services being sold, the volume of capacity commitments, and other factors. The observable standalone selling price is established based on the price at which products and services are sold separately. If an SSP is not observable through past transactions, the Company estimates it using available information including, but not limited to, market data and other observable inputs.

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

Revenue consists of the following (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019

Product revenue	$553,794	$252,229	$95,683
Professional services and other revenue	38,255	12,519	983
Total	$592,049	$264,748	$96,666
Allocation of Overhead Costs
Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Such costs include costs associated with office facilities, depreciation of property and equipment, and information technology (IT) related personnel and other expenses, such as software and subscription services.

Cost of Revenue

Cost of revenue consists primarily of third-party (i) cloud infrastructure expenses incurred in connection with the customers’ use of the Snowflake platform and deploying and maintaining the platform on public clouds, including different regional deployments, (ii) personnel-related costs associated with the Company’s customer support team, engineering team that is responsible for maintaining the Company's service availability and security of its platform, and professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation, and (iii) costs of contracted third-party partners for professional services. Cost of revenue also includes amortization of internal-use software development costs, amortization of acquired developed technology intangible assets, expenses associated with software and subscription services dedicated for use by the Company’s customer support team and engineering team responsible for maintaining the Company's service, and allocated overhead.

Research and Development Costs

Research and development costs are expensed as incurred, unless they qualify as internal-use software development costs. Research and development expenses consist primarily of personnel-related expenses associated with the Company’s research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred in developing the Company’s platform, computer equipment, software and subscription services dedicated for use by the Company’s research and development organization, and allocated overhead.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. These costs were $41.0 million, $29.7 million, and $10.9 million for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.

Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining its provision for income taxes and deferred tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. The deferred assets and liabilities are measured using the statutorily enacted tax rates anticipated to be in effect when those tax assets and liabilities are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.

The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. The Company makes adjustments to these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences may affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards, including stock options, restricted stock awards, restricted stock units (RSUs) granted to employees, directors, and non-employees, and stock purchase rights granted under the Employee Stock Purchase Plan (ESPP Rights) to employees, based on the estimated fair value of the awards on the date of grant. The fair value of each stock option granted and ESPP Right is estimated using the Black-Scholes option-pricing model. The determination of the grant-date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over an expected term, actual and projected employee stock option exercise behaviors, the risk-free interest rate for an expected term, and expected dividends. The fair value of each RSU is based on the fair value of the Company’s common stock on the date of grant.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash primarily consists of collateralized letters of credit established in connection with lease agreements for the Company’s facilities. Restricted cash is included in current assets for leases that expire within one year and is included in non-current assets for leases that expire more than one year from the balance sheet date.

Investments

The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale and are recorded at estimated fair value. The Company classifies its marketable debt securities as either short-term or long-term at each balance sheet based on each instrument’s underlying contractual maturity date. Short-term investments are investments with original maturities of less than one year when purchased. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss). The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired, and considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is more likely than not that the Company will sell the securities before the recovery of their cost basis. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in other income (expense), net, and the amount related to all other factors, which is recorded in accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

Strategic Investments

The Company’s strategic investments consist of non-marketable debt and equity investments in privately-held companies in which the Company does not have a controlling interest or significant influence. The Company’s non-marketable equity securities are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (refer to as the measurement alternative) or impairment. The Company’s debt investments in privately-held companies are classified as available-for-sale and are recorded at their estimated fair value with changes in fair value recorded through accumulated other comprehensive income (loss).

Strategic investments are subject to periodic impairment analysis, which would involve an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, and the rate at which the investee is using its cash. If the investment is considered impaired, the Company recognizes an impairment through other income (expense), net in the consolidated statements of operations and establishes a new carrying value for the investment.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, investments, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents, investments, and restricted cash with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets.

For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. The Company’s significant customers that represented 10% or more of revenue for the periods presented were as follows:

	Revenue
	Fiscal Year Ended January 31,
	2021	2020	2019

Customer A	*	11%	17%
________________
*Less than 10%
As of January 31, 2021 and 2020, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance.
Fair Value of Financial Instruments
The Company accounts for certain of its financial assets at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, and accounts payable approximate their respective fair values due to the short maturities of those instruments. Available-for-sale debt securities are recorded at fair value on the consolidated balance sheets.
Accounts Receivable
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. Allowance for doubtful accounts was $2.6 million and $1.3 million as of January 31, 2021 and 2020, respectively.

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers largely due to overage and on-demand capacity usage, as well as time-and-materials billed in arrears. The unbilled accounts receivable balance is due within one year. As of January 31, 2021 and 2020, unbilled accounts receivable of $1.8 million and $2.0 million, respectively, was included in accounts receivable, net on the consolidated balance sheets.

Internal-Use Software Development Costs
The Company capitalizes qualifying internal-use software development costs related to its cloud platform. The costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.

Capitalized costs are included in property and equipment, net on the consolidated balance sheets. These costs are amortized over the estimated useful life of the software, which is three years, on a straight-line basis, which represents the manner in which the expected benefit will be derived. The amortization of costs related to the platform applications is primarily included in cost of revenue in the consolidated statements of operations.

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, ranging from generally three to seven years. Leasehold improvements are amortized over the shorter of estimated useful life or the remaining lease term. Expenses that improve an asset or extend its remaining useful life are capitalized. Costs of maintenance or repairs that do not extend the lives of the respective assets are charged to expenses as incurred.
Deferred Commissions
Sales commissions tied to new customer or customer expansion contracts earned by the Company’s sales force and the associated payroll taxes and fringe benefits, and certain referral fees earned by third parties, are considered incremental and recoverable costs of obtaining a contract with a customer. These incremental costs are deferred and then amortized over a period of benefit that is determined to be five years. The Company determined the period of benefit by taking into consideration the length of terms in its customer contracts, life of the technology, and other factors. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred commissions, current, and the remaining portion is recorded as deferred commissions, non-current, on the consolidated balance sheets. Amortization expense is included in sales and marketing expenses in the consolidated statements of operations. As a result of modifications to the Company’s sales compensation plan during the fiscal year ended January 31, 2021, a portion of the sales commissions paid to the sales force is earned based on the rate of the customers’ consumption of the Company’s platform, in addition to a portion of the commissions earned upon the origination of the new customer or customer expansion contract. Sales commissions tied to customers’ consumption are not considered incremental costs and are expensed in the same period as they are earned. Deferred commissions are periodically analyzed for impairment. There were no impairment losses relating to the deferred commissions for all periods presented.
Business Combinations
The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates.

Accounting for Impairment of Long-Lived Assets (Including Goodwill and Intangible Assets)

Long-lived assets with finite lives include property and equipment, capitalized development software costs, and acquired intangible assets. The Company evaluates long-lived assets, including acquired intangible assets and capitalized internal-use software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group.

Goodwill and indefinite-lived intangible assets are not amortized but rather tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. The Company did not recognize any impairment of goodwill for all periods presented.

Leases

The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Lease classification is determined at the lease commencement date. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, noncurrent on the consolidated balance sheets. The Company did not have any material finance leases for all periods presented.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist primarily of the fixed payments under the arrangement, less any lease incentives. Variable lease payments are expensed as incurred and include certain non-lease components, such as maintenance and other services provided by the lessor to the extent the charges are variable. The Company uses an estimate of its incremental borrowing rate (IBR) based on the information available at the lease commencement date in determining the present value of lease payments, unless the implicit rate is readily determinable. In determining the appropriate IBR, the Company considers various factors, including, but not limited to, its credit rating, the lease term, and the currency in which the arrangement is denominated. For leases that commenced prior to the Company’s adoption of ASU 2016-02, Leases (Topic 842), the IBR as of February 1, 2018 was used. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company does not separate non-lease components from lease components for its facility asset portfolio. In addition, the Company does not recognize right-of-use assets and lease liabilities for short-term leases, which have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.

In addition, the Company subleases certain of its unoccupied facilities to third parties. Any impairment to the associated right-of-use assets, leasehold improvements, or other assets as a result of a sublease is recognized in the period the sublease is executed and recorded in the consolidated statements of operations. The Company recognizes sublease income on a straight-line basis over the sublease term. Sublease income is recorded as a reduction to the Company’s operating lease costs.

Deferred Revenue

The Company records deferred revenue when the Company receives customer payments in advance of satisfying the performance obligations on the Company’s contracts. Capacity arrangements are generally billed and paid in advance of satisfaction of performance obligations, and the Company’s on-demand arrangements are billed in arrears generally on a monthly basis. Deferred revenue also includes amounts that have been invoiced but not yet collected, classified as accounts receivable, when the Company has an enforceable right to invoice for capacity arrangements. Deferred revenue relating to the Company’s capacity arrangements that have a contractual expiration date of less than 12 months are classified as current. For capacity arrangements that have a contractual expiration date of greater than 12 months, the Company apportions deferred revenue between current and non-current based upon an assumed ratable consumption of these capacity arrangements over the entire term of the arrangement, even though it does not recognize revenue ratably over the term of the contract as customers have flexibility in their consumption and revenue is generally recognized on consumption. In addition, in many cases, the Company’s customer contracts also permit customers to roll over any unused capacity to a subsequent order, generally on the purchase of additional capacity. As such, the current or non-current classification of deferred revenue may not reflect the actual timing of revenue recognition.

Accounting Pronouncements Recently Adopted

In February 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-02, Income Statement Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits a company to reclassify the disproportionate income tax effects of the 2017 Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings. The Company adopted this guidance on February 1, 2019, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting, which expands the scope of Topic 718, to include share-based payments issued to non-employees for goods or services. The new standard supersedes Subtopic 505-50. The Company adopted this guidance effective February 1, 2018 on a modified retrospective basis, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends its conceptual framework to improve the effectiveness of disclosures in notes to financial statements. The Company adopted this guidance on February 1, 2019, and the adoption did not have a material impact on the Company’s consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company for its fiscal year beginning February 1, 2023 and interim periods within that fiscal year, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. The Company plans to early adopt this guidance effective February 1, 2021 on a modified retrospective basis and does not expect the adoption will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this new guidance. This new guidance is effective for the Company for its fiscal year beginning February 1, 2021 and interim periods within its fiscal year beginning February 1, 2022, and early adoption is permitted. The Company plans to early adopt this guidance effective February 1, 2021 on a prospective basis and does not expect the adoption will have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes in order to reduce cost and complexity of its application. This new guidance is effective for the Company for its fiscal year beginning February 1, 2022 and interim periods within its fiscal year beginning February 1, 2023, and early adoption is permitted. Most amendments within this guidance are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company plans to early adopt this guidance effective February 1, 2021 and does not expect the adoption will have a material impact on its consolidated financial statements.

3. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the consolidated balance sheets (in thousands):

	January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$334,891	$—	$—	$334,891
Commercial paper	242,040	2	(5)	242,037
Corporate notes and bonds	58,969	3	(2)	58,970
U.S. government securities	23,700	—	—	23,700
Certificates of deposit	23,500	3	—	23,503
Total cash equivalents	683,100	8	(7)	683,101
Investments:
Corporate notes and bonds	2,287,006	628	(481)	2,287,153
U.S. government and agency securities	1,016,059	250	(46)	1,016,263
Commercial paper	711,389	85	(102)	711,372
Certificates of deposit	238,278	97	(1)	238,374
Total investments	4,252,732	1,060	(630)	4,253,162
Total cash equivalents and investments	$4,935,832	$1,068	$(637)	$4,936,263

	January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
U.S. government and agency securities	$32,470	$2	$—	$32,472
Money market funds	21,379	—	—	21,379
Commercial paper	446	—	—	446
Total cash equivalents	54,295	2	—	54,297
Investments:
U.S. government and agency securities	259,738	216	(1)	259,953
Corporate notes and bonds	30,642	57	—	30,699
Commercial paper	17,006	2	—	17,008
Certificates of deposit	12,592	12	—	12,604
Asset-backed securities	10,104	8	—	10,112
Total investments	330,082	295	(1)	330,376
Total cash equivalents and investments	$384,377	$297	$(1)	$384,673

As of January 31, 2021, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

January 31, 2021
Estimated Fair Value

Due within 1 year	$3,436,097
Due in 1 year to 3 years	1,165,275
Total	$4,601,372

There were no impairments of available-for-sale marketable debt securities considered “other-than-temporary” during each of the fiscal years ended January 31, 2021, 2020, and 2019 as it was more likely than not the Company would hold the securities until maturity or a recovery of the cost basis.

As of each of January 31, 2021 and 2020, the Company had no marketable equity securities on the consolidated balance sheets.

4. Fair Value Measurements
The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of January 31, 2021 (in thousands):

	Level 1	Level 2	Total

Cash equivalents:
Money market funds	$334,891	$—	$334,891
Commercial paper	—	242,037	242,037
Corporate notes and bonds	—	58,970	58,970
U.S. government securities	—	23,700	23,700
Certificates of deposit	—	23,503	23,503
Short-term investments:
Corporate notes and bonds	—	1,318,573	1,318,573
U.S. government and agency securities	—	829,318	829,318
Commercial paper	—	711,372	711,372
Certificates of deposit	—	228,624	228,624
Long-term investments:
Corporate notes and bonds	—	968,580	968,580
U.S. government and agency securities	—	186,945	186,945
Certificates of deposit	—	9,750	9,750
Total	$334,891	$4,601,372	$4,936,263

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

The table above does not include the Company’s strategic investments in privately-held equity securities, which are recorded at fair value on a non-recurring basis, and Company's strategic investments in privately-held debt securities, which are recorded at fair value on a recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy. For example, the Company’s strategic investments in privately-held equity securities are classified within Level 3 in the fair value hierarchy because of the valuation method using the observable transaction price and other unobservable inputs including the volatility, rights and obligations of the securities the Company holds. As of January 31, 2021, non-marketable debt and equity investments of $0.5 million and $41.0 million, respectively, were included in other assets on the consolidated balance sheets. The Company did not have any strategic investments as of January 31, 2020.

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31, 2021	January 31, 2020

Computers, equipment, and software	$3,817	$1,998
Furniture and fixtures	6,627	1,043
Leasehold improvements	41,593	18,219
Capitalized internal-use software development costs	12,855	4,794
Construction in progress	16,030	6,014
Total property and equipment	80,922	32,068
Less: accumulated depreciation and amortization (1)	(11,954)	(4,932)
Total property and equipment, net	$68,968	$27,136
________________
(1)Includes $5.5 million and $2.6 million of accumulated amortization related to capitalized internal-use software development costs as of January 31, 2021 and 2020, respectively.

Depreciation and amortization expense was $7.0 million, $2.6 million, and $1.3 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively.

6. Acquisitions, Intangible Assets and Goodwill
Acquisitions
During the fiscal year ended January 31, 2021, the Company acquired certain assets from a privately-held company for $7.1 million in cash. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase price based on the estimated fair values, the Company recorded $5.7 million as a developed technology intangible asset (to be amortized over an estimated useful life of five years), and $1.4 million as goodwill, which is deductible for income tax purposes.

During the fiscal year ended January 31, 2020, the Company completed acquisitions of two privately-held companies for an aggregate of $13.3 million in cash and equity. The Company has accounted for these transactions as business combinations. In allocating the aggregate purchase price based on the estimated fair values, the Company recorded a total of $5.6 million of developed technology intangible assets (to be amortized over estimated useful lives of five years), $1.1 million of net assets acquired, $0.5 million of a deferred tax liability, $0.1 million of a customer relationships intangible asset, and $7.0 million of goodwill, which is not deductible for income tax purposes.

The excess of purchase consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill. The Company believes the goodwill balances associated with these acquisitions represent the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings.

Aggregate acquisition-related costs associated with these business combinations were not material for all periods presented, and were included in general and administrative expenses in the consolidated statements of operations. The results of operations of the business combinations have been included in the Company’s consolidated financial statements from the acquisition dates. These business combinations did not have a material impact on the Company’s consolidated financial statements. Therefore, historical results of operations prior to the acquisition dates and pro forma results of operations have not been presented.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	January 31, 2021	January 31, 2020

Finite-lived intangible assets
Developed technology	$11,332	$5,632
Patents	7,948	—
Other	47	97
Total finite-lived intangible assets	19,327	5,729
Less: accumulated amortization	(3,662)	(934)
Total finite-lived intangible assets, net	15,665	4,795
Infinite-lived intangible assets - trademarks	426	—
Total intangible assets, net	$16,091	$4,795

During the fiscal year ended January 31, 2021, the Company acquired $7.9 million of patents with a weighted-average useful life of approximately five years, and $0.4 million of indefinite-lived trademark intangible assets.

Amortization expense of intangible assets was $2.8 million, $0.9 million, and zero for the fiscal years ended January 31, 2021, 2020, and 2019, respectively.

As of January 31, 2021, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
2022	$3,856
2023	3,856
2024	3,856
2025	3,007
2026	1,090
Total	$15,665

Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Carrying Amount

Balance as of January 31, 2019	$—
Addition	7,049
Balance as of January 31, 2020	7,049
Addition	1,400
Balance as of January 31, 2021	$8,449

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2021	January 31, 2020

Accrued compensation	$62,451	$40,961
ESPP employee contributions	22,068	—
Accrued purchases of property and equipment	6,718	430
Accrued third-party cloud infrastructure expenses	6,648	8,360
Accrued professional services	6,628	5,200
Accrued taxes	4,498	2,352
Other	16,304	5,514
Total accrued expenses and other current liabilities	$125,315	$62,817

8. Deferred Revenue and Remaining Performance Obligations
The Company recognized $257.9 million, $89.1 million, and $24.4 million of revenue for the fiscal years ended January 31, 2021, 2020, and 2019, respectively, from the deferred revenue balances as of January 31, 2020, 2019, and 2018, respectively.

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

As of January 31, 2021, the Company’s RPO was $1.3 billion. For contracts with original terms that exceed one year, the Company’s RPO was $865.6 million as of January 31, 2021. The weighted-average remaining life of the Company’s contracts with terms that exceed one year was 2.5 years as of January 31, 2021. However, the amount and timing of revenue recognition are generally driven by customers’ consumption, which can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

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

The components of lease costs and other information related to leases were as follows (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019

Operating lease costs	$33,627	$27,711	$3,172
Variable lease costs	6,203	5,002	925
Sublease income	(12,779)	(6,026)	—
Total lease costs	$27,051	$26,687	$4,097

Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019

Cash payments (receipts) included in the measurement of operating lease liabilities – operating cash flows	$31,281	$13,458	$2,537
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$11,506	$194,712	$10,737
Weighted-average remaining lease term and discount rate for the Company’s operating leases were as follows:

	January 31,
	2021	2020

Weighted-average remaining lease term (years)	9.2	10.1
Weighted-average discount rate	6.2%	6.2%
The total remaining lease payments under non-cancelable operating leases and lease receipts for subleases as of January 31, 2021 were as follows (in thousands):

	Operating Leases	Subleases	Total
Fiscal Year Ending January 31,
2022	$31,578	$(12,171)	$19,407
2023	31,413	(11,742)	19,671
2024	31,138	(11,079)	20,059
2025	25,766	(7,702)	18,064
2026	24,030	(6,350)	17,680
Thereafter	130,955	(23,754)	107,201
Total lease payments (receipts)	$274,880	$(72,798)	$202,082
Less imputed interest	(70,343)
Present value of operating lease liabilities	$204,537
Other Contractual Commitments
Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level.

Future minimum payments under the Company’s non-cancelable purchase commitments as of January 31, 2021 are presented in the table below (in thousands):

	Amount
Fiscal Year Ending January 31,
2022	$57,286
2023	207,815
2024	269,810
2025	325,000
2026	898,209	(1)
Total	$1,758,120
________________
(1)Includes $540.9 million of remaining non-cancelable contractual commitments as of January 31, 2021 related to one of the Company's third-party cloud infrastructure agreements, under which the Company committed to spend an aggregate of at least $550.0 million, between September 2020 and December 2025 with no minimum purchase commitment during any year. The Company is required to pay the difference if it fails to meet the minimum purchase commitment by December 2025, and such payment can be applied to qualifying expenditures for cloud infrastructure services for up to twelve months after December 2025.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the fiscal years ended January 31, 2021, 2020, and 2019.

Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows for each of the fiscal years ended January 31, 2021, 2020, and 2019.

Letters of Credit—As of January 31, 2021, the Company had a total of $15.0 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. For letters of credit outstanding as of January 31, 2021, these letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the fiscal years ended January 31, 2021, 2020, and 2019, losses recorded in the consolidated statements of operations in connection with the indemnification provisions were not material.

10. Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock was carried at its issuance price, net of issuance costs.
During the fiscal year ended January 31, 2021, the Company issued 8,480,857 shares of Series G-1 redeemable convertible preferred stock and 3,868,970 shares of Series G-2 redeemable convertible preferred stock. During the fiscal year ended January 31, 2020, the Company issued 850,118 shares of Series F redeemable convertible preferred stock in February 2019. In August 2019, the Company's Chief Financial Officer purchased 762,112 shares of the Company's Series F redeemable convertible preferred stock at a price per share of $14.96125 for an aggregate purchase price of $11.4 million under the terms of his employment offer letter. During the fiscal year ended January 31, 2019, the Company issued 134,018 shares of Series E redeemable convertible preferred stock in September 2018 and 29,227,556 shares of Series F redeemable convertible preferred stock in October 2018.

Upon completion of the IPO in September 2020, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 182,271,099, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $1.4 billion was reclassified into stockholders’ equity. As of January 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

As of January 31, 2020, redeemable convertible preferred stock consisted of the following (in thousands, except share and per share data):

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Carrying Amount	Liquidation Preference

Seed	4,410,736	4,410,736	$0.1719	$758	$758
Series A	14,240,500	14,240,500	0.3476	4,916	4,950
Series B	20,608,098	20,608,098	0.96805	19,900	19,950
Series C	34,393,170	34,393,170	2.29215	78,741	78,834
Series D	29,981,998	29,981,998	3.5021	104,920	105,000
Series E	35,446,984	35,446,984	7.4617	264,391	264,495
Series F	30,839,786	30,839,786	14.96125	462,848	461,402
	169,921,272	169,921,272		$936,474	$935,389
Significant rights and preferences of the above redeemable convertible preferred stock prior to its conversion into Class B common stock were as follows:

Conversion—Each share of redeemable convertible preferred stock was convertible, at the option of the holder, into such number of shares of Class B common stock as was determined by dividing the original issuance price for a share by the conversion price at the time in effect for such share. Each share of Series Seed, A, B, C, D, E, F, G-1, and G-2 redeemable convertible preferred stock would convert into Class B common stock on a one-for-one basis. Each share of redeemable convertible preferred stock would automatically convert into the number of shares of common stock into which such shares were convertible at the then-effective conversion ratio upon (i) election by majority of the outstanding shares of redeemable convertible preferred stock voting together as a single class on an as-if-converted basis, provided that, the automatic conversion of Series G-1 and Series G-2 redeemable convertible preferred stock required the vote or written consent of a majority of the outstanding shares of Series G-1 and Series G-2 redeemable convertible preferred stock voting together as a single class on an as-if-converted basis, except if such conversion was in connection with the consummation of a bona fide equity financing for capital raising purposes wherein the price per share of the equity securities offered in such financing was less than the Series G-1 redeemable convertible preferred stock’s original issue price of $38.77 per share and all existing redeemable convertible preferred stock were converted into a single series of capital stock of the Company; (ii) the closing of a firmly underwritten public offering of Class A common stock with gross proceeds of at least $300.0 million (a Qualifying IPO); or (iii) the settlement of the initial trade of shares of Class A common stock on the New York Stock Exchange, Nasdaq Global Select Market, or Nasdaq Global Market (a Direct Listing).

Voting—The holders of redeemable convertible preferred stock were entitled to ten votes per share, which is the same number of votes per share as the Class B common stock into which the redeemable convertible preferred stock was convertible. The holders of redeemable convertible preferred stock would vote together as one class with the holders of common stock.

As long as at least 4,000,000 shares (subject to adjustments for stock splits, reverse stock splits, or other similar events) of Series A redeemable convertible preferred stock remained outstanding, the holders of such shares were entitled to elect one member of the board of directors. As long as at least 4,000,000 shares (subject to adjustments for stock splits, reverse stock splits, or other similar events) of Series B redeemable convertible preferred stock remained outstanding, the holders of such shares were entitled to elect one member of the board of directors. The holders of outstanding common stock, voting as a separate class, were entitled to elect two members of the board of directors. The holders of common stock and redeemable convertible preferred stock, voting together as a single class on an as-if-converted basis, were entitled to elect all remaining members of the board of directors.

Dividends—Holders of redeemable convertible preferred stock were entitled to receive, when, as, and if declared by the Board of Directors, but only out of funds that were legally available therefor, cash dividends at the rate of eight percent of the original issue price of each redeemable convertible preferred stock series per annum. Such dividends would be payable on a pari passu basis and only when, as, and if declared by the Board and would be non-cumulative. No dividends on redeemable convertible preferred stock or common stock were declared by the Board of Directors through January 31, 2021 or January 31, 2020.

Liquidation Preference—In the event of any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a Liquidation Event), the holders of redeemable convertible preferred stock would be entitled, before any distribution or payment was made to the holders of common stock, on a pari passu basis among each other, to be paid out of the assets of the Company legally available for distribution for each share of redeemable convertible preferred stock, an amount per share of redeemable convertible preferred stock equal to the greater of (i) the original issuance price plus all declared and unpaid dividends on such redeemable convertible preferred stock; or (ii) the amount of cash, securities, or other property to which such redeemable convertible preferred stockholders would be entitled to receive if such shares had been converted to common stock immediately prior to the Liquidation Event. If, upon any such Liquidation Event, the assets of the Company were insufficient to make payment in full to all holders of the redeemable convertible preferred stock, then the assets would be distributed among the holders of redeemable convertible preferred stock on a pari passu basis, in proportion to the full amounts to which they would otherwise be respectively entitled.

After the payment of the full liquidation preference to redeemable convertible preferred stock, the remaining assets of the corporation legally available for distribution to stockholders would be distributed ratably to the holders of common stock.

Classification—The convertible preferred stock was contingently redeemable upon certain deemed liquidation events such as a merger or sale of substantially all the assets of the Company. The convertible preferred stock was not mandatorily redeemable, but since a deemed liquidation event would constitute a redemption event outside of the Company’s control, all shares of redeemable convertible preferred stock were presented outside of permanent equity in mezzanine equity on the consolidated balance sheets.

11. Equity
Preferred Stock—In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock—The Company has two classes of common stock: Class A common stock and Class B common stock. In connection with the IPO, the Company’s amended and restated certificate of incorporation authorized the issuance of 2,500,000,000 shares of Class A common stock and 355,000,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, converting, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes. Class A and Class B common stock have a par value of $0.0001 per share, and are referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.

Prior to March 1, 2021, shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder, and shares of Class B common stock would automatically convert to Class A common stock upon the following: (i) sale or transfer of such share of Class B common stock; (ii) the death of the Class B common stockholder (or nine months after the date of death if the stockholder is one of the Company’s founders); and (iii) on the final conversion date, defined as the earlier to occur following an IPO of (a) the first trading day on or after the date on which the outstanding shares of Class B common stock represented less than 10% of the then outstanding Class A and Class B common stock; (b) September 15, 2027, which is the seventh anniversary of the effectiveness of the registration statement filed in connection with the IPO; or (c) the date specified by a vote of the holders of a majority of the outstanding shares of Class B common stock, voting as a single class. As further discussed in Note 16, Subsequent Events, all shares of the Company’s then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock on March 1, 2021.

The Company had reserved shares of common stock for future issuance as follows:

	January 31, 2021	January 31, 2020

Redeemable convertible preferred stock	—	169,921,272
Common stock warrants	—	32,336
2012 Equity Incentive Plan:
Options outstanding	64,574,656	80,903,200
RSUs outstanding	7,520,474	—
Shares available for future grants	—	412,401
2020 Equity Incentive Plan:
Shares available for future grants	32,871,367	—
RSUs outstanding	1,828,083	—
2020 ESPP:
Shares available for future grants	5,700,000	—
Total shares of common stock reserved for future issuance	112,494,580	251,269,209

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

In January and November 2018, the Company’s Board of Directors approved two separate issuer tender offers which allowed eligible employees to sell shares of common stock to the Company. The issuer tender offers were completed in March 2018 and January 2019, respectively. As part of these tender offers, an aggregate of 6.0 million shares of outstanding Class B common stock were purchased from participating employees for a total consideration of $60.0 million. The common stock purchased was retired immediately thereafter. Of the $60.0 million total aggregate consideration, the fair value of the shares tendered of $29.7 million was recorded in accumulated deficit, while the amounts paid in excess of the fair value of common stock at the time of purchase of $30.3 million were recorded as stock-based compensation expense.

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

As further discussed in Note 16, Subsequent Events, on March 1, 2021, all shares of the Company’s then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock. As a result of this conversion, options and restricted stock units that were previously denominated in shares of Class B common stock and issued under the 2012 Plan remained unchanged, except that they represent the right to receive shares of Class A common stock.

In September 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (the 2020 ESPP), which became effective in connection with the IPO. The 2020 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 5,700,000 shares of the Company’s Class A common stock have been reserved for future issuance under the 2020 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the 2020 ESPP. The price at which Class A common stock is purchased under the 2020 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower. Offering periods are generally six months long and begin on March 15 and September 15 of each year, except for the first two offering periods. The initial offering period began on September 15, 2020 and ended on February 26, 2021. The second offering period began on March 1, 2021 and will end on September 14, 2021.

Stock Options—Stock options granted under the 2012 Plan and the 2020 Plan (collectively, the Plans) generally vest based on continued service over four years and expire ten years from the date of grant. Certain stock options granted under the 2012 Plan are exercisable at any time following the date of grant and expire ten years from the date of grant.

Stock option activity and activity regarding shares available for grant under the Plans during the fiscal years ended January 31, 2021, 2020, and 2019 is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—February 1, 2018	18,692,404	33,242,864	$1.03	8.8	$98,314
Shares authorized	11,322,700	—
Options granted	(25,229,343)	25,229,343	$4.41
Options exercised	—	(5,292,551)	$1.14
Options forfeited	1,644,213	(1,644,213)	$2.23
Restricted stock awards granted	(950,000)	—
Balance—January 31, 2019	5,479,974	51,535,443	$2.63	8.8	$287,993
Shares authorized	33,799,630	—
Options granted	(46,934,532)	46,934,532	$9.21
Options exercised	—	(9,735,006)	$3.47
Options forfeited	7,831,769	(7,831,769)	$4.07
Repurchase of unvested common stock	252,260	—
Restricted stock awards granted	(16,700)	—
Balance—January 31, 2020	412,401	80,903,200	$6.21	8.6	$1,546,313
Shares authorized	54,970,187	—
Shares ceased to be available for issuance under the 2012 Plan	(15,696,031)	—
Options granted	(876,961)	876,961	$34.83
Options exercised	—	(13,798,741)	$3.90
Options forfeited	3,406,764	(3,406,764)	$7.04
Repurchase of unvested common stock	40,000	—
RSUs granted	(9,552,687)	—
RSUs forfeited	167,694	—
Balance—January 31, 2021	32,871,367	64,574,656	$7.04	7.7	$17,138,896
Vested and exercisable as of January 31, 2021		27,056,647	$5.46	7.2	$7,223,808

The weighted-average grant-date fair value of options granted for the fiscal years ended January 31, 2021 and 2020, and 2019 was $22.67, $4.41, and $3.73, respectively. The intrinsic value of options exercised for the fiscal years ended January 31, 2021, 2020, and 2019 was $2.0 billion, $89.9 million, and $29.3 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The aggregate grant-date fair value of options that vested during the fiscal years ended January 31, 2021, 2020, and 2019 was $90.9 million, $53.5 million, and $9.4 million, respectively.

Restricted Stock Awards—Restricted stock award activity during the fiscal years ended January 31, 2021, 2020, and 2019 is as follows:

	Under the Plans		Out of the Plans
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—February 1, 2018	392,210	$4.00	2,054,890	$1.20
Granted	950,000	7.44	—	—
Vested	(421,830)	$4.67	(402,444)	$—
Unvested Balance—January 31, 2019	920,380	$7.24	1,652,446	$1.49
Granted	16,700	$8.58	661,635	$1.61
Vested	(920,380)	$7.24	(442,222)	$0.50
Repurchased	—	$—	(268,297)	$—
Unvested Balance—January 31, 2020	16,700	$8.58	1,603,562	$2.06
Vested	(16,700)	$8.58	(861,651)	$2.03
Unvested Balance—January 31, 2021	—	$—	741,911	$2.11

From time to time, the Company has granted restricted stock awards under the 2012 Plan to certain third-party service providers in exchange for their services. These restricted stock awards vest upon the satisfaction of certain performance-based vesting conditions. The aggregate grant-date fair value of restricted stock awards vested under the 2012 Plan was $0.1 million, $6.7 million, and $2.0 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively.

In December 2017, the Company issued 1,250,000 shares of restricted common stock out of the 2012 Plan to an employee at $1.59 per share, payable by a promissory note. The promissory note accrued interest at the lower of 2.11% per annum or the maximum interest rate on commercial loans permissible by law and is partially secured by the underlying restricted stock. The promissory note was considered nonrecourse from an accounting standpoint, and therefore the notes are not reflected in the consolidated balance sheets and consolidated statements of stockholders’ equity (deficit). Rather, the note issuances and the share purchases are accounted for as stock option grants, with the related stock-based compensation measured using the Black-Scholes option-pricing model and recognized over the vesting period of five years. The associated shares are legally outstanding and included in the balance of Class B common stock outstanding in the consolidated financial statements. These shares of restricted common stock were considered unvested as of January 31, 2020 because the underlying promissory notes were not repaid. In May and June 2020, the outstanding principal amount and all accrued interest under this promissory note of $2.1 million was repaid, and 500,000 shares of restricted common stock were unvested as of January 31, 2021.

During the fiscal year ended January 31, 2020, in connection with the acquisition of a privately-held company, the Company issued 661,635 shares of restricted common stock out of the 2012 Plan. Of the total shares issued, 215,031 shares vested on the grant date, and the remaining shares vest over four years from the grant date. The related post-acquisition stock-based compensation expense of $1.1 million is being amortized over the requisite service period of four years in the consolidated statements of operations.

Common Stock Subject to Repurchase—Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded in other liabilities on the consolidated balance sheets. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the stock option activity table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through the early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. There were 245,633 and 2,104,331 shares subject to repurchase as of January 31, 2021 and 2020, respectively, as a result of early exercised options.

In January 2016, the Company issued 1,609,778 shares of common stock to an employee under a restricted stock agreement at the then-current fair value of common stock of $0.65 per share. These shares were subject to vesting over a term of four years from the grant date. Upon termination of service, the Company may repurchase the unvested portion of these restricted stock at the lower of the fair value of the shares on the date of repurchase or their original issue price. The proceeds related to the unvested portion of these restricted stock were recorded in other liabilities on the consolidated balance sheets. In June 2019, the Company repurchased 268,297 shares of unvested restricted common stock under this agreement upon termination of the employment agreement.

As of January 31, 2021 and 2020, the liabilities for common stock subject to repurchase were $1.2 million and $4.5 million, respectively, which were recorded as other liabilities on the consolidated balance sheets.

Modification of Early Exercised Stock Options—In connection with the termination of a former executive officer in April 2019, certain shares of his early exercised stock options were vested immediately. The remaining early exercised stock options held by him were subject to continuous vesting through April 2020 as he continued to provide service to the Company as an advisor. The acceleration and continuation of vesting were accounted for as a modification of the terms of the original award. The incremental stock-based compensation expense related to this modification was $16.7 million, of which $2.7 million and $14.0 million was recognized for the fiscal years ended January 31, 2021 and 2020, respectively.

RSUs—During the fiscal year ended January 31, 2021, the Company began granting more RSUs than options to its employees and directors. RSUs granted prior to the IPO had both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied on the earlier of (i) the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock or (ii) immediately prior to the closing of a change in control of the Company. Both events were not deemed probable until consummated, and therefore, stock-based compensation related to these RSUs remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $55.5 million using the accelerated attribution method for the portion of the RSU awards for which the service-based vesting condition had been fully or partially satisfied. For the fiscal year ended January 31, 2021, the Company recognized stock-based compensation expense of $178.7 million associated with such RSUs. RSUs granted after the IPO do not contain the performance-based vesting condition described above, and the related stock-based compensation is recognized on a straight-line basis over the requisite service period.

RSU activity during the fiscal year ended January 31, 2021 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2020	—	$—
Granted	9,552,687	$123.71
Vested	(36,436)	$50.71
Forfeited	(167,694)	$64.13
Unvested Balance—January 31, 2021	9,348,557	$125.06

Stock-Based Compensation—The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted to employees and non-employees for the fiscal years ended January 31, 2021, 2020, and 2019:

	Fiscal Year Ended January 31,
	2021	2020	2019

Expected term (in years)	6.0	6.0	6.3
Expected volatility	37.2%	36.9%	42.9%
Risk-free interest rate	1.0%	2.0%	2.9%
Expected dividend yield	—%	—%	—%

Expected term—For stock options considered to be “plain vanilla” options, the Company estimates the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as the Company’s historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term.

Expected volatility—The Company performs an analysis of using the average volatility of a peer group of representative public companies with sufficient trading history over the expected term to develop an expected volatility assumption.

Risk-free interest rate—Risk-free rate is estimated based upon quoted market yields for the United States Treasury debt securities for a term consistent with the expected life of the awards in effect at the time of grant.

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

The following table summarizes the weighted-average assumptions used in estimating the fair value of ESPP for the initial offering period using the Black-Scholes option-pricing model:

Fiscal Year Ended
January 31, 2021

Expected term (in years)	0.5
Expected volatility	60.1%
Risk-free interest rate	0.1%
Expected dividend yield	—%

Stock-based compensation expense included in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019

Cost of revenue	$33,642	$3,650	$1,895
Sales and marketing	97,879	20,757	15,647
Research and development	99,223	15,743	28,284
General and administrative	70,697	38,249	6,912
Stock-based compensation, net of amounts capitalized	301,441	78,399	52,738
Capitalized stock-based compensation	2,072	1,080	577
Total stock-based compensation	$303,513	$79,479	$53,315

As of January 31, 2021, total compensation cost related to unvested stock-based awards not yet recognized was $1.1 billion, which will be recognized over a weighted-average period of 3.0 years.

12. Income Taxes
The components of loss before income taxes were as follows (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019

U.S.	$(544,700)	$(351,100)	$(178,732)
Foreign	7,660	3,558	1,524
Loss before income taxes	$(537,040)	$(347,542)	$(177,208)
The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019

Current provision:
State	$704	$194	$356
Foreign	1,388	1,400	477
Deferred benefit:
Federal	(28)	(512)	(11)
State	(2)	(89)	(2)
Provision for income taxes	$2,062	$993	$820
The effective income tax rate differs from the federal statutory income tax rate applied to the loss before provision for income taxes due to the following (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019

Income tax expense computed at federal statutory rate	$(112,778)	$(72,984)	$(37,214)
State taxes, net of federal benefit	14,818	(12,239)	(6,168)
Research and development credits	(56,633)	(5,805)	(5,278)
Stock-based compensation	(246,363)	6,905	1,150
Change in valuation allowance	391,659	83,966	47,521
Other	11,359	1,150	809
Provision for income taxes	$2,062	$993	$820

A valuation allowance has been recognized to offset the Company’s deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized. As of January 31, 2021 and 2020, the Company believes it is more likely than not that its U.S. and U.K. deferred tax assets will not be fully realizable and continues to maintain a full valuation allowance against these net deferred tax assets.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are shown below (in thousands):

	January 31,
	2021	2020

Deferred tax assets:
Net operating losses carryforwards	$479,564	$157,995
Tax credit carryforwards	72,138	14,892
Stock-based compensation	49,548	4,437
Lease liabilities	50,834	50,624
Other	19,368	1,651
Total deferred tax assets	671,452	229,599
Less: valuation allowance	(599,603)	(165,067)
Net deferred tax assets	71,849	64,532
Deferred tax liabilities:
Capitalized commissions	(21,506)	(17,698)
Operating lease right-of-use assets	(50,343)	(46,834)
Total deferred tax liabilities	(71,849)	(64,532)
Net deferred tax assets (liabilities)	$—	$—
The valuation allowance was $599.6 million and $165.1 million as of January 31, 2021 and 2020, respectively, primarily relating to U.S. federal and state net operating loss carryforwards and tax credit carryforwards. The valuation allowance increased $434.5 million during the fiscal year ended January 31, 2021, primarily due to increased U.S. federal and state net operating loss carryforwards, tax credit carryforwards, and stock-based compensation expense. The valuation allowance increased $81.1 million and $47.2 million during the fiscal years ended January 31, 2020 and 2019, respectively, primarily due to increased U.S. federal and state net operating loss carryforwards and tax credit carryforwards.

As of January 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of $1.9 billion and $1.4 billion, respectively. Of the $1.9 billion U.S. federal net operating loss carryforwards, $1.8 billion may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remaining $0.1 billion will begin to expire in 2031. The state net operating loss carryforwards begin to expire in 2024. As of January 31, 2021, the Company also had federal and state tax credits of $65.4 million and $31.3 million, respectively. The federal tax credit carryforwards will expire beginning in 2031 if not utilized. The state tax credit carryforwards do not expire. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Foreign withholding taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of January 31, 2021 due to the Company’s intention to permanently reinvest such earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The following table shows the changes in the gross amount of unrecognized tax benefits (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019

Beginning balance	$4,057	$2,407	$933
Increases based on tax positions during the prior period	35	—	—
Increases based on tax positions during the current period	15,257	1,650	1,474
Ending balance	$19,349	$4,057	$2,407

There were no interest and penalties associated with unrecognized income tax benefits for each of the fiscal years ended January 31, 2021, 2020, and 2019.

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various international jurisdictions. Tax years 2012 and forward generally remain open for examination for federal and state tax purposes. Tax years 2017 and forward generally remain open for examination for foreign tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards at January 31, 2021 and 2020 will remain subject to examination until the respective tax year is closed.

Certain countries where the Company does business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) enacted by the United States on March 27, 2020. The Company is continuing to analyze these legislative developments and believes that they have not had a material impact on its provision for income taxes for the fiscal year ended January 31, 2021.

13. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2021	2020	2019

Numerator:
Net loss attributable to Class A and Class B common stockholders	$(539,102)	$(348,535)	$(178,028)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders – basic and diluted	141,613,196	44,847,442	38,162,228
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted	$(3.81)	$(7.77)	$(4.67)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Fiscal Year Ended January 31,
	2021	2020	2019

Redeemable convertible preferred stock	—	169,921,272	168,309,042
Stock options	64,574,656	80,903,200	51,535,443
Common stock warrants	—	32,336	32,336
Shares subject to repurchase(1)	987,544	3,724,593	6,014,645
RSUs	9,348,557	—	—
ESPP	215,707	—	—
Total	75,126,464	254,581,401	225,891,466
________________
(1)Includes zero, 16,700, and 920,380 shares of restricted stock that were subject to performance-based vesting conditions as of January 31, 2021, 2020, and 2019, respectively.

14. Geographic Information
Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019

United States	$499,590	$233,828	$90,222
Other(1)	92,459	30,920	6,444
Total	$592,049	$264,748	$96,666
________________
(1)No other individual country accounted for more than 10% of the Company’s revenue for all periods presented.

Long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area were as follows (in thousands):

	January 31, 2021	January 31, 2020

United States	$247,457	$212,189
Other	8,329	10,923
Total	$255,786	$223,112

15. Related Party Transactions
In December 2020, as a minority investor, the Company made a strategic investment of approximately $20.0 million by purchasing non-marketable equity securities issued by a privately-held company, which is partially owned by two of the holders of more than 5% of the Company's capital stock as of the time of investment, and two members of the Company’s board of directors are also members of the board directors of this privately-held company. In addition, the Company has entered into immaterial customer agreements and vendor contracts with the privately held company since fiscal 2016 and fiscal 2018, respectively.

16. Subsequent Events
On March 1, 2021, all 169,538,568 shares of the Company's then-outstanding Class B common stock, par value $0.0001 per share, were automatically converted into the same number of shares of Class A common stock, par value $0.0001 per share, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion.

In addition, on March 3, 2021, the Company filed a certificate with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the conversion. Upon the effectiveness of the certificate, the Company’s total number of authorized shares of capital stock has been reduced by 169,538,568 shares of retired shares of Class B Common Stock.

Prior to the conversion, holders of shares of Class B common stock were entitled to cast ten votes per share on any matter submitted to a vote of the Company’s stockholders. As a result of the conversion, all former holders of shares of Class B common stock are now holders of shares of Class A common stock, which is entitled to only one vote per share on all matters subject to a stockholder vote. In addition, upon the effectiveness of the conversion, outstanding options and restricted stock units that were previously denominated in shares of Class B common stock and issued under the 2012 Plan remained unchanged, except that they represent the right to receive shares of Class A common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management’s Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

a.Consolidated Financial Statements

The consolidated financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

b.Financial Statement Schedules

The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

c.Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	9/18/2020
3.2	Amended and Restated Bylaws of Snowflake Inc.	S-1/A	333-248280	3.4	9/8/2020
3.3	Certificate of Retirement.	8-K	001-39504	3.1	3/3/2021
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-248280	4.1	9/8/2020
4.2	Amended and Restated Investor Rights Agreement by and among Snowflake Inc. and certain holders of its capital stock, dated February 7, 2020, as amended.	S-1/A	333-248280	10.1	9/8/2020
4.3	Description of Securities.					X
10.1	Warrant to Purchase Common Stock by and between Snowflake and Silicon Valley Bank, dated January 20, 2017.	S-1	333-248280	10.2	8/24/2020
10.2	Snowflake Inc. 2012 Equity Incentive Plan.	S-1	333-248280	10.3	8/24/2020
10.3	Forms of Option Agreement, Stock Option Grant Notice, and Notice of Exercise under 2012 Equity Incentive Plan.	S-1	333-248280	10.4	8/24/2020
10.4	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan.	S-1	333-248280	10.5	8/24/2020
10.5	Snowflake Inc. 2020 Equity Incentive Plan.	S-1/A	333-248280	10.6	9/8/2020
10.6	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under 2020 Equity Incentive Plan.	S-1/A	333-248280	10.7	9/8/2020
10.7	Form of Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.	S-1/A	333-248280	10.8	9/8/2020
10.8	Snowflake Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-248280	10.9	9/8/2020
10.9	Form of Indemnification Agreement entered into by and between Snowflake and each director and executive officer.	S-1	333-248280	10.10	8/24/2020
10.10	Offer Letter by and between Snowflake and Frank Slootman, dated April 26, 2019.	S-1	333-248280	10.11	8/24/2020
10.11	Offer Letter by and between Snowflake and Michael P. Scarpelli, dated April 29, 2019.	S-1	333-248280	10.12	8/24/2020
10.12	Confirmatory Offer Letter by and between Snowflake Inc. and Benoit Dageville, dated August 21, 2020.	S-1	333-248280	10.13	8/24/2020
10.13	Confirmatory Offer Letter by and between Snowflake Inc. and Christopher W. Degnan, dated August 21, 2020.	S-1	333-248280	10.14	8/24/2020

10.14	Office Lease by and between HGP San Mateo Owner LLC and Medallia, Inc. dated March 23, 2016, as amended, and all related agreements, consents, and notices assigning and subleasing the Office Lease to the Registrant as tenant and assigning the Office Lease to 2000 Sierra Point Parkway LLC, Diamond Marina LLC, and Diamond Marina II LLC as landlord.	S-1	333-248280	10.16	8/24/2020
10.15	Non-Employee Director Compensation Policy.	S-1	333-248280	10.17	8/24/2020
10.16	Severance and Change in Control Plan and related participation agreement.	S-1	333-248280	10.18	8/24/2020
10.17	Cash Incentive Bonus Plan.	S-1	333-248280	10.19	8/24/2020
10.18	Common Stock Purchase Agreement by and among Snowflake Inc., salesforce.com, inc., and Salesforce Ventures LLC, dated as of September 5, 2020.	S-1/A	333-248280	10.20	9/8/2020
10.19	Common Stock Purchase Agreement by and among Snowflake Inc. and Berkshire Hathaway Inc., dated as of September 7, 2020.	S-1/A	333-248280	10.21	9/8/2020
21.1	List of Subsidiaries of Snowflake Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2021

SNOWFLAKE INC.

By:	/s/ Frank Slootman
Name:	Frank Slootman
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Frank Slootman and Michael P. Scarpelli, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frank Slootman	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2021
Frank Slootman

/s/ Michael P. Scarpelli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
Michael P. Scarpelli

/s/ Benoit Dageville	Director	March 31, 2021
Benoit Dageville

/s/ Teresa Briggs	Director	March 31, 2021
Teresa Briggs

/s/ Jeremy Burton	Director	March 31, 2021
Jeremy Burton

/s/ Carl M. Eschenbach	Director	March 31, 2021
Carl M. Eschenbach

/s/ Mark S. Garrett	Director	March 31, 2021
Mark S. Garrett

/s/ Kelly A. Kramer	Director	March 31, 2021
Kelly A. Kramer

/s/ John D. McMahon	Director	March 31, 2021
John D. McMahon

/s/ Michael L. Speiser	Director	March 31, 2021
Michael L. Speiser

/s/ Jayshree V. Ullal	Director	March 31, 2021
Jayshree V. Ullal