Form 10-Q
period 2021-04-30
Snowflake Inc.
filed 2021-06-04
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39504
SNOWFLAKE INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-0636374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3A, 106 East Babcock Street Bozeman, MT 59715
(Address of principal executive offices and Zip Code)[1]
(844) 766-9355
(Registrant’s telephone number, including area code)
450 Concar Drive San Mateo, CA 94402
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 14, 2021, there were 296.1 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding.
1 We are a Delaware corporation with a globally distributed workforce and no corporate headquarters. Under the Securities and Exchange Commission's rules, we are required to designate a “principal executive office.” For purposes of this report, we have designated our office in Bozeman, Montana as our principal executive office, as that is where our Chief Executive Officer and Chief Financial Officer are based.

Page
PART I. Financial Information	4
ITEM 1. Financial Statements (Unaudited)	4
Condensed Consolidated Balance Sheets as of April 30, 2021 and January 31, 2021	5
Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 2021 and 2020	6
Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended April 30, 2021 and 2020	7
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended April 30, 2021 and 2020	8
Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2021 and 2020	9
Notes to Condensed Consolidated Financial Statements	10
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	42
ITEM 4. Controls and Procedures	43
PART II. Other Information	44
ITEM 1. Legal Proceedings	44
ITEM 1A. Risk Factors	44
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	68
ITEM 3. Defaults Upon Senior Securities	68
ITEM 4. Mine Safety Disclosures	68
ITEM 5. Other Information	69
ITEM 6. Exhibits	69
Signatures	70

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
•our growth strategies for, and market acceptance of, our platform and the Data Cloud, as well as our ability to execute such strategies;
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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	April 30, 2021	January 31, 2021

Assets
Current assets:
Cash and cash equivalents	$644,674	$820,177
Short-term investments	3,285,751	3,087,887
Accounts receivable, net	166,337	294,017
Deferred commissions, current	35,448	32,371
Prepaid expenses and other current assets	89,126	66,200
Total current assets	4,221,336	4,300,652
Long-term investments	1,177,675	1,165,275
Property and equipment, net	77,075	68,968
Operating lease right-of-use assets	182,057	186,818
Goodwill	8,449	8,449
Intangible assets, net	29,772	16,091
Deferred commissions, non-current	89,858	86,164
Other assets	142,788	89,322
Total assets	$5,929,010	$5,921,739
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,371	$5,647
Accrued expenses and other current liabilities	116,807	125,315
Operating lease liabilities, current	20,734	19,650
Deferred revenue, current	635,086	638,652
Total current liabilities	776,998	789,264
Operating lease liabilities, non-current	179,796	184,887
Deferred revenue, non-current	3,650	4,194
Other liabilities	10,245	6,923
Total liabilities	970,689	985,268
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000,000 shares authorized as of April 30, 2021 and January 31, 2021; zero shares issued and outstanding as of April 30, 2021 and January 31, 2021	—	—
Class A common stock; $0.0001 par value per share; 2,500,000,000 shares authorized as of April 30, 2021 and January 31, 2021; 295,790,115 and 111,374,416 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively (1)	30	11
Class B common stock; $0.0001 par value per share; 185,461,432 and 355,000,000 shares authorized as of April 30, 2021 and January 31, 2021, respectively; zero and 176,543,188 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively (1)	—	17
Additional paid-in capital	6,400,566	6,175,425
Accumulated other comprehensive income	366	439
Accumulated deficit	(1,442,641)	(1,239,421)
Total stockholders’ equity	4,958,321	4,936,471
Total liabilities and stockholders’ equity	$5,929,010	$5,921,739
________________
(1)On March 1, 2021, all shares of the Company’s then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 11 for further details.

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2021	2020

Revenue	$228,914	$108,815
Cost of revenue	97,346	42,557
Gross profit	131,568	66,258
Operating expenses:
Sales and marketing	166,804	97,877
Research and development	109,796	33,278
General and administrative	60,563	31,506
Total operating expenses	337,163	162,661
Operating loss	(205,595)	(96,403)
Interest income	2,612	2,448
Other income (expense), net	(488)	67
Loss before income taxes	(203,471)	(93,888)
Benefit from income taxes	(251)	(244)
Net loss	$(203,220)	$(93,644)
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted(1)	$(0.70)	$(1.72)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders – basic and diluted(1)	291,385,850	54,304,138
________________
(1)On March 1, 2021, all shares of the Company’s then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 11 for further details.

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020

Net loss	$(203,220)	$(93,644)
Other comprehensive income (loss):
Foreign currency translation adjustments	352	—
Net change in unrealized gains or losses on available-for-sale securities	(425)	1,279
Total other comprehensive income (loss)	(73)	1,279
Comprehensive loss	$(203,293)	$(92,365)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended April 30, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock(1)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2021	—	$—	287,917,604	$28	$6,175,425	$439	$(1,239,421)	$4,936,471
Issuance of common stock upon exercise of stock options	—	—	7,081,859	2	41,215	—	—	41,217
Issuance of common stock under employee stock purchase plan	—	—	258,807	—	26,398	—	—	26,398
Vesting of early exercised stock options and restricted common stock	—	—	—	—	215	—	—	215
Vesting of restricted stock units	—	—	531,845	—	—	—	—	—
Stock-based compensation	—	—	—	—	157,313	—	—	157,313
Other comprehensive loss	—	—	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	(203,220)	(203,220)
BALANCE—April 30, 2021	—	$—	295,790,115	$30	$6,400,566	$366	$(1,442,641)	$4,958,321

	Three Months Ended April 30, 2020
	Redeemable Convertible Preferred Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2020	169,921,272	$936,474	55,452,421	$6	$155,340	$216	$(700,319)	$(544,757)
Issuance of Series G-1 and Series G-2 redeemable convertible preferred stock at $38.77 per share, net of issuance costs of $230	12,349,827	478,573	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,945,720	—	10,872	—	—	10,872
Repurchase of early exercised stock options and restricted common stock	—	—	(40,000)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	1,199	—	—	1,199
Stock-based compensation	—	—	—	—	21,005	—	—	21,005
Other comprehensive income	—	—	—	—	—	1,279	—	1,279
Net loss	—	—	—	—	—	—	(93,644)	(93,644)
BALANCE—April 30, 2020	182,271,099	$1,415,047	60,358,141	$6	$188,416	$1,495	$(793,963)	$(604,046)

________________
(1)On March 1, 2021, all shares of the Company’s then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 11 for further details.

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(203,220)	$(93,644)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,684	1,522
Non-cash operating lease costs	8,509	8,125
Amortization of deferred commissions	8,316	7,226
Stock-based compensation, net of amounts capitalized	151,014	20,445
Net amortization (accretion) of premiums (discounts) on investments	13,019	(53)
Other	1,214	(175)
Changes in operating assets and liabilities:
Accounts receivable	127,179	82,701
Deferred commissions	(14,749)	(5,544)
Prepaid expenses and other assets	(54,357)	(8,946)
Accounts payable	(1,245)	(2,857)
Accrued expenses and other liabilities	(6,567)	(5,155)
Operating lease liabilities	(7,833)	(7,587)
Deferred revenue	(4,110)	(2,650)
Net cash provided by (used in) operating activities	21,854	(6,592)
Cash flows from investing activities:
Purchases of property and equipment	(6,430)	(2,033)
Capitalized internal-use software development costs	(2,480)	(2,189)
Purchases of intangible assets	(10,460)	(6,000)
Purchases of investments	(1,145,670)	(253,824)
Sales of investments	384,383	—
Maturities and redemptions of investments	516,588	92,042
Net cash used in investing activities	(264,069)	(172,004)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	478,573
Proceeds from early exercised stock options	—	159
Proceeds from exercise of stock options	41,402	10,872
Proceeds from issuance of common stock under the employee stock purchase plan	26,398	—
Repurchases of early exercised stock options and restricted common stock	—	(30)
Payments of deferred offering costs	—	(105)
Net cash provided by financing activities	67,800	489,469
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(174,396)	310,873
Cash, cash equivalents, and restricted cash—beginning of period	835,193	141,976
Cash, cash equivalents, and restricted cash—end of period	$660,797	$452,849

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$3,469	$929
Stock-based compensation included in capitalized software development costs	$6,210	$560
Intangible assets included in accrued expenses and other liabilities	$5,039	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$644,674	$437,560
Restricted cash – included in other assets and prepaid expenses and other current assets	16,123	15,289
Total cash, cash equivalents and restricted cash	$660,797	$452,849

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
The Company’s fiscal year ends on January 31. For example, references to fiscal 2022 refer to the fiscal year ending January 31, 2022.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, which was filed with the SEC on March 31, 2021.

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2021 and the results of operations for the three months ended April 30, 2021. The results of operations for the three months ended April 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, stand-alone selling prices (SSP) for each distinct performance obligation, internal-use software development costs, expected period of benefit for deferred commissions, the useful lives of long-lived assets, the carrying value of operating lease right-of-use assets, valuation of the Company’s common stock prior to its initial public offering (IPO) in September 2020, stock-based compensation, and accounting for income taxes.

The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic.
Summary of Significant Accounting Policies
Notwithstanding the addition of policies described below for accounts receivable and investments, there were no significant changes to the Company’s significant accounting policies disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, which was filed with the SEC on March 31, 2021.
Accounts Receivable
Accounts receivable includes billed and unbilled receivables, net of allowance for credit losses. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for credit losses is estimated based on the Company’s assessment of the collectibility of accounts receivable by considering various factors, including the age of each outstanding invoice, the collection history of each customer, historical write-off experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions over the life of the receivable. The Company assesses collectibility by reviewing accounts receivable on an aggregate basis when similar characteristics exist and on an individual basis when specific customers with collectibility issues are identified. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Allowance for credit losses was $1.6 million and $2.6 million as of April 30, 2021 and January 31, 2021, respectively.
Investments
The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale and are recorded at estimated fair value. The Company classifies its marketable debt securities as either short-term or long-term at each balance sheet date based on each instrument’s underlying contractual maturity date. Short-term investments are investments with original maturities of less than one year when purchased.

For available-for-sales debt securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income (expense), net in the condensed consolidated statements of operations. If neither of these criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit related unrealized losses are recognized as an allowance on the condensed consolidated balance sheets with a corresponding charge in the other income (expense), net in the condensed consolidated statements of operations. Non-credit related unrealized losses and unrealized gains on available-for-sale debt securities are included in accumulated other comprehensive income (loss).

Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations.

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company for its fiscal year beginning February 1, 2023 and interim periods within that fiscal year, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. The Company early adopted this guidance effective February 1, 2021 on a modified retrospective basis, and the adoption did not result in any cumulative effect adjustment in its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this new guidance. This new guidance is effective for the Company for its fiscal year beginning February 1, 2021 and interim periods within its fiscal year beginning February 1, 2022, and early adoption is permitted. The Company adopted this guidance effective February 1, 2021 on a prospective basis, and the adoption did not have a material impact on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes (ASC 740) in order to reduce cost and complexity of its application. This new guidance is effective for the Company for its fiscal year beginning February 1, 2022 and interim periods within its fiscal year beginning February 1, 2023, and early adoption is permitted. Most amendments within this guidance are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company early adopted this guidance effective February 1, 2021, and the adoption did not have a material impact on its condensed consolidated financial statements.

3. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	April 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$327,357	$—	$—	$327,357
Commercial paper	95,596	—	(6)	95,590
Certificates of deposit	36,000	1	—	36,001
Corporate notes and bonds	9,054	—	(2)	9,052
Total cash equivalents	468,007	1	(8)	468,000
Investments:
Corporate notes and bonds	2,472,561	485	(812)	2,472,234
Commercial paper	1,077,606	175	(38)	1,077,743
U.S. government and agency securities	681,211	170	(36)	681,345
Certificates of deposit	232,036	69	(1)	232,104
Total investments	4,463,414	899	(887)	4,463,426
Total cash equivalents and investments	$4,931,421	$900	$(895)	$4,931,426

	January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$334,891	$—	$—	$334,891
Commercial paper	242,040	2	(5)	242,037
Corporate notes and bonds	58,969	3	(2)	58,970
U.S. government securities	23,700	—	—	23,700
Certificates of deposit	23,500	3	—	23,503
Total cash equivalents	683,100	8	(7)	683,101
Investments:
Corporate notes and bonds	2,287,006	628	(481)	2,287,153
U.S. government and agency securities	1,016,059	250	(46)	1,016,263
Commercial paper	711,389	85	(102)	711,372
Certificates of deposit	238,278	97	(1)	238,374
Total investments	4,252,732	1,060	(630)	4,253,162
Total cash equivalents and investments	$4,935,832	$1,068	$(637)	$4,936,263

As of April 30, 2021, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale debt securities, by remaining contractual maturity, are as follows (in thousands):

April 30, 2021
Estimated Fair Value

Due within 1 year	$3,426,394
Due in 1 year to 3 years	1,177,675
Total	$4,604,069

The Company had no marketable equity securities for any periods presented.

4. Fair Value Measurements
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

The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of April 30, 2021 (in thousands):

	Level 1	Level 2	Total

Cash equivalents:
Money market funds	$327,357	$—	$327,357
Commercial paper	—	95,590	95,590
Certificates of deposit	—	36,001	36,001
Corporate notes and bonds	—	9,052	9,052
Short-term investments:
Corporate notes and bonds	—	1,433,994	1,433,994
Commercial paper	—	1,077,743	1,077,743
U.S. government and agency securities	—	541,910	541,910
Certificates of deposit	—	232,104	232,104
Long-term investments:
Corporate notes and bonds	—	1,038,240	1,038,240
U.S. government and agency securities	—	139,435	139,435
Total	$327,357	$4,604,069	$4,931,426

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

The table above does not include the Company’s strategic investments in privately-held equity securities, which are recorded at fair value on a non-recurring basis, or the Company's strategic investments in privately-held debt securities, which are recorded at fair value on a recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs and, as a result, the Company classifies these assets as Level 3 within the fair value hierarchy. For example, the Company’s strategic investments in privately-held equity securities are classified within Level 3 in the fair value hierarchy because of the valuation method using the observable transaction price and other unobservable inputs including the volatility, rights, and obligations of the securities the Company holds.

Strategic investments, which are included in other assets on the condensed consolidated balance sheets, consisted of the following (in thousands):

	April 30, 2021	January 31, 2021

Privately-held equity securities	$66,000	$41,000
Privately-held debt securities	$500	$500

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2021	January 31, 2021

Computers, equipment, and software	$5,146	$3,817
Furniture and fixtures	7,489	6,627
Leasehold improvements	52,684	41,593
Capitalized internal-use software development costs	12,855	12,855
Construction in progress	13,681	16,030
Total property and equipment	91,855	80,922
Less: accumulated depreciation and amortization(1)	(14,780)	(11,954)
Total property and equipment, net	$77,075	$68,968
________________
(1)Includes $6.4 million and $5.5 million of accumulated amortization related to capitalized internal-use software development costs as of April 30, 2021 and January 31, 2021, respectively.

Depreciation and amortization expense was $2.9 million and $1.1 million for the three months ended April 30, 2021 and 2020, respectively.

6. Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	April 30, 2021	January 31, 2021

Finite-lived intangible assets
Assembled workforce	$15,099	$—
Developed technology	11,332	11,332
Patents	7,948	7,948
Other	47	47
Total finite-lived intangible assets	34,426	19,327
Less: accumulated amortization	(5,480)	(3,662)
Total finite-lived intangible assets, net	28,946	15,665
Infinite-lived intangible assets - trademarks	826	426
Total intangible assets, net	$29,772	$16,091

During the three months ended April 30, 2021, the Company acquired $15.1 million of assembled workforce assets with a useful life of four years and $0.4 million of infinite-lived trademark intangible assets.

Amortization expense of intangible assets was $1.8 million and $0.4 million for the three months ended April 30, 2021 and 2020, respectively.

As of April 30, 2021, future amortization expense is expected to be as follows (in thousands):

Amount

Fiscal Year Ending January 31,
Remainder of 2022	$5,723
2023	7,631
2024	7,631
2025	6,782
2026	1,179
Total	$28,946
Goodwill
As of April 30, 2021 and January 31, 2021, goodwill was $8.4 million. No goodwill impairments were recorded for each of the three months ended April 30, 2021 and 2020.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2021	January 31, 2021

Accrued compensation	$64,706	$62,451
ESPP employee contributions	10,257	22,068
Accrued professional services	7,524	6,628
Accrued taxes	6,298	4,498
Accrued purchases of property and equipment	3,276	6,718
Accrued third-party cloud infrastructure expenses	3,250	6,648
Other	21,496	16,304
Total accrued expenses and other current liabilities	$116,807	$125,315

8. Deferred Revenue and Remaining Performance Obligations
Revenue recognized for the three months ended April 30, 2021 from amounts included in deferred revenue as of January 31, 2021 was $187.0 million. Revenue recognized for the three months ended April 30, 2020 from amounts included in deferred revenue as of January 31, 2020 was $90.8 million.

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

As of April 30, 2021, the Company’s RPO was $1.4 billion, of which approximately 70% was related to contracts with original terms that exceed one year. The weighted-average remaining life of the Company’s contracts with original terms that exceed one year was 2.4 years as of April 30, 2021. However, the amount and timing of revenue recognition are generally driven by customer consumption, which can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal.

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

Sublease income was $3.2 million for each of the three months ended April 30, 2021 and 2020.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three months ended April 30, 2021 and 2020.

Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows for each of the three months ended April 30, 2021 and 2020.

Letters of Credit—As of April 30, 2021, the Company had a total of $16.1 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For the three months ended April 30, 2021 and 2020, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions were not material.

10. Redeemable Convertible Preferred Stock
In February 2020, the Company issued 8,480,857 shares of Series G-1 redeemable convertible preferred stock and 3,868,970 shares of Series G-2 redeemable convertible preferred stock, each at a price of $38.77 per share. Upon completion of the IPO in September 2020, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 182,271,099, were automatically converted into an equivalent number of shares of Class B common stock on one-to-one basis and their carrying value of $1.4 billion was reclassified into stockholders’ equity. As of April 30, 2021 and January 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

11. Equity
Preferred Stock—In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock and Elimination of Dual-Class Structure—The Company has two classes of common stock authorized: Class A common stock and Class B common stock. In connection with the IPO, the Company’s amended and restated certificate of incorporation authorized the issuance of 2,500,000,000 shares of Class A common stock and 355,000,000 shares of Class B common stock. On March 1, 2021, all 169,538,568 shares of the Company's then-outstanding Class B common stock, par value $0.0001 per share, were automatically converted into the same number of shares of Class A common stock, par value $0.0001 per share, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion.

The shares of Class A common stock and Class B common stock were identical prior to the conversion, except with respect to voting, converting, and transfer rights. Prior to the conversion, each share of Class B common stock was entitled to cast ten votes per share on any matter submitted to a vote of the Company’s stockholders. As a result of the conversion, all former holders of shares of Class B common stock are now holders of shares of Class A common stock, which is entitled to only one vote per share on all matters subject to a stockholder vote. Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise indicated. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.

Prior to the conversion, shares of Class B common stock were convertible to Class A common stock at any time at the option of the stockholder, and shares of Class B common stock would automatically convert to Class A common stock upon the following: (i) sale or transfer of such share of Class B common stock; (ii) the death of the Class B common stockholder (or nine months after the date of death if the stockholder is one of the Company’s founders); and (iii) on the final conversion date, defined as the earlier to occur following an IPO of (a) the first trading day on or after the date on which the outstanding shares of Class B common stock represented less than 10% of the then outstanding Class A and Class B common stock; (b) September 15, 2027, which is the seventh anniversary of the effectiveness of the registration statement filed in connection with the IPO; or (c) the date specified by a vote of the holders of a majority of the outstanding shares of Class B common stock, voting as a single class.

In addition, on March 3, 2021, the Company filed a certificate with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the conversion. Upon the effectiveness of the certificate, the Company’s total number of authorized shares of capital stock was reduced by the retirement of 169,538,568 shares of Class B Common Stock.

The Company had reserved shares of common stock for future issuance as follows:

	April 30, 2021	January 31, 2021

2012 Equity Incentive Plan:
Options outstanding	56,884,494	64,574,656
Restricted stock units outstanding	6,904,803	7,520,474
2020 Equity Incentive Plan:
Shares available for future grants	45,574,269	32,871,367
Restricted stock units outstanding	4,213,190	1,828,083
2020 ESPP Plan:
Shares available for future grants	8,320,369	5,700,000
Total shares of common stock reserved for future issuance	121,897,125	112,494,580

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

Equity Incentive Plans—In 2012, the Company’s board of directors approved the adoption of the 2012 Equity Incentive Plan (2012 Plan). The 2012 Plan provides for the grant of stock-based awards to employees, non-employee directors, and other service providers of the Company. The 2012 Plan was terminated in September 2020 in connection with the IPO but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2012 Plan. No further equity awards will be granted under the 2012 Plan. With the establishment of the 2020 Equity Incentive Plan (2020 Plan) as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any shares common stock underlying outstanding stock-based awards granted under the 2012 Plan, an equal number of shares of Class A common stock will become available for grant under the 2020 Plan. On March 1, 2021, all shares of the Company’s then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock. As a result of this conversion, options and restricted stock units (RSUs) that were previously denominated in shares of Class B common stock and issued under the 2012 Plan remained unchanged, except that they represent the right to receive shares of Class A common stock.

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

In September 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (2020 ESPP), which became effective in connection with the IPO. The 2020 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 5,700,000 shares of the Company’s Class A common stock have been reserved for future issuance under the 2020 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the 2020 ESPP. The price at which Class A common stock is purchased under the 2020 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower. Offering periods are generally six months long and begin on March 15 and September 15 of each year, except for the first two offering periods. The initial offering period began on September 15, 2020 and ended on February 26, 2021. The second offering period began on March 1, 2021 and will end on September 14, 2021.

Stock Options—Stock options granted under the 2012 Plan and the 2020 Plan (collectively, the Plans) generally vest based on continued service over four years and expire ten years from the date of grant. Certain stock options granted under the 2012 Plan are exercisable at any time following the date of grant and expire ten years from the date of grant.

Stock option activity and activity regarding shares available for grant under the Plans during the three months ended April 30, 2021 is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2021	32,871,367	64,574,656	$7.04	7.7	$17,138,896
Shares authorized	14,395,880	—
Options exercised	—	(7,081,859)	$5.82
Options canceled	608,303	(608,303)	$4.70
RSUs granted	(2,413,881)	—
RSUs forfeited	112,600	—
Balance—April 30, 2021	45,574,269	56,884,494	$7.21	7.5	$12,763,483
Vested and exercisable as of April 30, 2021		24,398,863	$5.66	7.0	$5,512,430

No options were granted during the three months ended April 30, 2021 and the weighted-average grant-date fair value of options granted during the three months ended April 30, 2020 was $11.44. The intrinsic value of options exercised for the three months ended April 30, 2021 and 2020 was $1.6 billion and $163.5 million, respectively. The aggregate grant-date fair value of options vested for the three months ended April 30, 2021 and 2020 was $18.8 million and $28.5 million, respectively.

Restricted Stock Awards—Restricted stock award activity during the three months ended April 30, 2021 is as follows:

	Out of the Plans
	Number of Shares	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2021	741,911	$2.11
Vested	(90,412)	$2.10
Unvested Balance—April 30, 2021	651,499	$2.11

In December 2017, the Company issued 1,250,000 shares of restricted common stock out of the 2012 Plan to an employee at $1.59 per share, payable by a promissory note. The promissory note accrued interest at the lower of 2.11% per annum or the maximum interest rate on commercial loans permissible by law and was partially secured by the underlying restricted stock. The promissory note was considered nonrecourse from an accounting standpoint, and therefore the notes are not reflected in the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit). Rather, the note issuances and the share purchases are accounted for as stock option grants, with the related stock-based compensation measured using the Black-Scholes option-pricing model and recognized over the vesting period of five years. The associated shares are legally outstanding and included in the balance of Class B common stock outstanding in the condensed consolidated financial statements during the periods in which Class B common stock was outstanding and in the balance of Class A common stock outstanding thereafter. None of these shares of restricted common stock were considered vested before the underlying promissory note was repaid. In May and June 2020, the outstanding principal amount and all accrued interest under this promissory note of $2.1 million was repaid, and 437,500 shares of restricted common stock were unvested as of April 30, 2021.

In March 2019, in connection with the acquisition of a privately-held company, the Company issued 661,635 shares of restricted common stock out of the 2012 Plan. Of the total shares issued, 215,031 shares vested on the grant date, and the remaining shares vest over four years from the grant date. The related post-acquisition stock-based compensation expense of $1.1 million is being amortized over the requisite service period of four years in the condensed consolidated statements of operations. As of April 30, 2021, 213,999 shares of these restricted common stock were unvested.

Common Stock Subject to Repurchase—Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded in other liabilities on the condensed consolidated balance sheets. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the stock option activity table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through the early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. There were 177,184 and 245,633 shares subject to repurchase as of April 30, 2021 and January 31, 2021, respectively, as a result of early exercised options.

As of April 30, 2021 and January 31, 2021, the liabilities for common stock subject to repurchase were $0.9 million and $1.2 million, respectively, which were recorded as other liabilities on the condensed consolidated balance sheets.

Modification of Early Exercised Stock Options—In connection with the termination of a former executive officer in April 2019, certain shares of his early exercised stock options were vested immediately. The remaining early exercised stock options held by him were subject to continuous vesting through April 2020 as he continued to provide service to the Company as an advisor. The acceleration and continuation of vesting were accounted for as a modification of the terms of the original award. The incremental stock-based compensation expense related to this modification was $16.7 million, of which $2.7 million was recognized for the three months ended April 30, 2020.

RSUs—In March 2020, the Company began granting more RSUs than options to its employees and directors. RSUs granted prior to the IPO had both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied on the earlier of (i) the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock or (ii) immediately prior to the closing of a change in control of the Company. Both events were not deemed probable until consummated, and therefore, stock-based compensation related to these RSUs remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO in September 2020, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $55.5 million using the accelerated attribution method for the portion of the RSU awards for which the service-based vesting condition has been fully or partially satisfied. RSUs granted after the IPO do not contain the performance-based vesting condition described above, and the related stock-based compensation is recognized on a straight-line basis over the requisite service period.

RSU activity during the three months ended April 30, 2021 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2021	9,348,557	$125.06
Granted	2,413,881	$223.93
Vested	(531,845)	$40.02
Forfeited	(112,600)	$134.52
Unvested Balance—April 30, 2021	11,117,993	$150.50

Stock-Based Compensation—The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted to employees and non-employees for the three months ended April 30, 2020:

Three Months Ended
April 30, 2020

Expected term (in years)	6.0
Expected volatility	36.6%
Risk-free interest rate	1.3%
Expected dividend yield	—%

No stock options were granted during the three months ended April 30, 2021.

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

Fair value of underlying common stock—Prior to the completion of the IPO, the board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares. Since the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the New York Stock Exchange.

The following table summarizes the weighted-average assumptions used in estimating the fair value of ESPP for the offering period beginning on March 1, 2021, using the Black-Scholes option-pricing model:

Three Months Ended
April 30, 2021

Expected term (in years)	0.5
Expected volatility	49.5%
Risk-free interest rate	0.1%
Expected dividend yield	—%

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended April 30,
	2021	2020

Cost of revenue	$23,103	$1,117
Sales and marketing	46,053	5,098
Research and development	55,819	4,664
General and administrative	26,039	9,566
Stock-based compensation, net of amounts capitalized	151,014	20,445
Capitalized stock-based compensation	6,299	560
Total stock-based compensation	$157,313	$21,005

As of April 30, 2021, total compensation cost related to unvested stock-based awards not yet recognized was $1.5 billion, which will be recognized over a weighted-average period of 3.2 years.

12. Income Taxes
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of 0.1% and 0.3% for the three months ended April 30, 2021 and 2020, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

The Company has evaluated all available evidence, both positive and negative, including historical levels of income and expectations and risks associated with estimates of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States and the United Kingdom. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against its net deferred tax assets.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of April 30, 2021, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2017 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three months ended April 30, 2021 and 2020. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. None of the unrecognized tax benefits are currently expected to impact the Company’s effective tax rate, if realized, as a result of the full valuation allowance.

Certain countries where the Company does business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) enacted by the United States on March 27, 2020. The Company is continuing to analyze these legislative developments and believes that they have not had a material impact on its provision for income taxes for each of the three months ended April 30, 2021 and 2020.

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

As discussed above in Note 11, on March 1, 2021, all 169,538,568 shares of the Company's then-outstanding Class B common stock, par value $0.0001 per share, were automatically converted into the same number of shares of Class A common stock, par value $0.0001 per share, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion. In addition, on March 3, 2021, the Company filed a certificate with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the conversion.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended April 30,
	2021	2020

Numerator:
Net loss attributable to Class A and Class B common stockholders	$(203,220)	$(93,644)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders – basic and diluted	291,385,850	54,304,138
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted	$(0.70)	$(1.72)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	April 30,
	2021	2020

Redeemable convertible preferred stock	—	182,271,099
Stock options	56,884,494	75,214,178
Common stock warrants	—	32,336
Shares subject to repurchase	828,683	2,298,007
RSUs	11,117,993	2,285,492
ESPP	51,955	—
Total	68,883,125	262,101,112

14. Geographic Information
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended April 30,
	2021	2020

United States	$186,185	$92,577
Other(1)	42,729	16,238
Total	$228,914	$108,815
________________
(1)No other individual country accounted for more than 10% of the Company’s revenue for all periods presented.

Long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area were as follows (in thousands):

	April 30, 2021	January 31, 2021

United States	$250,342	$247,457
Other	8,790	8,329
Total	$259,132	$255,786

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended January 31, 2021 included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2021, which was filed with the SEC on March 31, 2021. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our customers typically enter into capacity arrangements with a term of one to four years, or consume our platform under on-demand arrangements in which we charge for use of our platform monthly in arrears. Consumption for most customers accelerates from the beginning of their usage to the end of their contract terms and often exceeds their initial capacity commitment amounts. When this occurs, our customers have the option to amend their existing agreement with us to purchase additional capacity or request early renewals. When a customer’s consumption during the contract term does not exceed its capacity commitment amount, it may have the option to roll over any unused capacity to future periods, generally upon the purchase of additional capacity. For these reasons, we believe our deferred revenue is not a meaningful indicator of future revenue that will be recognized in any given time period.

Our go-to-market strategy is focused on acquiring new customers and driving continued use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the size, region, and recently, industry of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 168% as of each of April 30, 2021 and January 31, 2021.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of April 30, 2021, we had 4,532 total customers, increasing from 4,139 customers as of January 31, 2021. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of April 30, 2021, our customers included 187 of the Fortune 500, based on the 2020 Fortune 500 list, and those customers contributed approximately 26% of our revenue for the three months ended April 30, 2021. Our Fortune 500 customer count is subject to adjustments for annual updates to the Fortune 500 list by Fortune, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers.
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

Elimination of Dual-Class Common Stock Structure

On March 1, 2021, all shares of our then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock pursuant to the terms of our amended and restated certificate of incorporation. See Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

Our platform powers the Data Cloud, an ecosystem of data providers, data consumers, and data application developers that enables our customers to securely share, connect, monetize, and acquire live data sets. Our future growth will be increasingly dependent on our ability to increase consumption of our platform by building and expanding this ecosystem and the types and quality of data available on the Data Cloud.

Expanding Within our Existing Customer Base
Our large base of customers represents a significant opportunity for further consumption of our platform. While we have seen a rapid increase in the number of customers that have contributed more than $1 million in product revenue in the trailing 12 months, we believe that there is a substantial opportunity to continue growing these customers further, as well as continuing to expand the usage of our platform within our other existing customers. We plan to continue investing to encourage increased consumption and adoption of new use cases among our existing customers.

Once deployed, our customers often expand their use of our platform more broadly within the enterprise and across their ecosystem of customers and partners as they migrate more data to the public cloud, identify new use cases, and realize the benefits of our platform and the Data Cloud. However, because we generally recognize product revenue on consumption and not ratably over the term of the contract, we do not have visibility into the timing of revenue recognition from any particular customer. In any given period, there is a risk that customer consumption of our platform will be slower than we expect, which may cause fluctuations in our revenue and results of operations. New software releases or hardware improvements, like better storage compression, may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads, potentially reducing revenue as a result. Our ability to increase usage of our platform by, and sell additional contracted capacity to, existing customers, and, in particular, large enterprise customers, will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, overall changes in our customers’ spending levels, the effectiveness of our efforts to help our customers realize the benefits of our platform, and the extent to which customers migrate new workloads to our platform over time.
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
Product Revenue
Product revenue is a key metric for us because we recognize revenue based on platform consumption, which is inherently variable at our customers’ discretion, and not based on the amount and duration of contract terms. Product revenue is primarily derived from the consumption of compute, storage, and data transfer resources, which are consumed by customers on our platform as a single, integrated offering. Customers have the flexibility to consume more than their contracted capacity during the contract term and may have the ability to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. Our consumption-based business model distinguishes us from subscription-based software companies that generally recognize revenue ratably over the contract term and may not permit rollover. Because customers have flexibility in the timing of their consumption, which can exceed their contracted capacity or extend beyond the original contract term in many cases, the amount of product revenue recognized in a given period is an important indicator of customer satisfaction and the value derived from our platform. While customer use of our platform in any period is not necessarily indicative of future use, we estimate future revenue using predictive models based on customers’ historical usage to plan and determine financial forecasts. Product revenue excludes our professional services and other revenue, which has been less than 10% of revenue for each of the periods presented.
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

	Three Months Ended
	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020

Product revenue (in millions)	$213.8	$178.3	$148.5	$125.2	$101.8

	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020

Remaining performance obligations (in millions)(1)	$1,431.7	$1,332.8	$927.9	$688.2	$467.8
Total customers	4,532	4,139	3,554	3,117	2,720
Net revenue retention rate	168%	168%	162%	158%	171%
Customers with trailing 12-month product revenue greater than $1 million	104	77	65	56	48
________________
(1)As of April 30, 2021, our RPO was approximately $1.4 billion, of which we expect approximately 54% to be recognized as revenue in the twelve months ending April 30, 2022 based on historical customer consumption patterns and revenue results. The weighted-average remaining life of our contracts was 1.9 years as of April 30, 2021. However, the amount and timing of revenue recognition are generally driven by customers' consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns and revenue results are not necessarily indicative of future results.

Impact of COVID-19
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic, including any new variants, will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Although our results of operations, cash flows, and financial condition were not adversely impacted in the three months ended April 30, 2021, we have experienced, and may continue to experience, an adverse impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, including a lengthening of the sales cycle for some prospective customers and delays in the delivery of professional services and trainings to our customers. We have also experienced, and may continue to experience, a modest positive impact on other aspects of our business, including an increase in consumption of our platform by existing customers. Moreover, during three months ended April 30, 2021, we saw slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer, partner, and employee events. While slower growth in operating expenses had a short term benefit to our results of operations for the three months ended April 30, 2021, we do not yet have visibility into the full impact this will have on our business. We cannot predict how long we will continue to experience these impacts as shelter-in-place orders and other related measures are expected to change over time, and the availability, efficacy, and acceptance of vaccines or other preventative measures is unclear. However, if our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread or resurgence of COVID-19, they may decrease or delay their spending, request pricing discounts, or seek renegotiations of their contracts, any of which may result in decreased revenue and cash receipts for us in future periods. In addition, we may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect accounts receivable from these customers.

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
We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to initial consumption as part of customer onboarding and, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented 3% and 4% of our revenue for the three months ended April 30, 2021 and 2020, respectively.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented approximately 1% of our revenue for each of the three months ended April 30, 2021 and 2020.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the three months ended April 30, 2021 is 2.3 years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include draws and sales commissions paid to our sales force and referral fees paid to independent third parties, including amortization of deferred commissions. Sales commissions and referral fees earned upon the origination of the new customer or customer expansion contracts are deferred and then amortized over a period of benefit that we determined to be five years. A portion of the sales commissions paid to the sales force is earned based on the rate of the customers’ consumption of our platform, and a portion of the commissions paid to the sales force is earned upon the origination of the customer contracts. Sales commissions tied to customers’ consumption are expensed in the same period as they are earned. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs, including Summit, our user conference, offset by proceeds from such conferences and programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software and subscription services dedicated for use by our sales and marketing organizations, and outside services contracted for sales and marketing purposes. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. However, we expect that our sales and marketing expenses will decrease as a percentage of our revenue over time.
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

As a result of our IPO, we have incurred and expect to continue to incur additional expenses to operate as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time.

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended April 30,
	2021	2020

Revenue	$228,914	$108,815
Cost of revenue(1)	97,346	42,557
Gross profit	131,568	66,258
Operating expenses(1):
Sales and marketing	166,804	97,877
Research and development	109,796	33,278
General and administrative	60,563	31,506
Total operating expenses	337,163	162,661
Operating loss	(205,595)	(96,403)
Interest income	2,612	2,448
Other income (expense), net	(488)	67
Loss before income taxes	(203,471)	(93,888)
Benefit from income taxes	(251)	(244)
Net loss	$(203,220)	$(93,644)
________________
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2021	2020

Cost of revenue	$23,103	$1,117
Sales and marketing	46,053	5,098
Research and development	55,819	4,664
General and administrative	26,039	9,566
Total stock-based compensation expense	$151,014	$20,445

Prior to September 2020, all stock-based compensation expense associated with our restricted stock units (RSUs) granted prior to our IPO remained unrecognized as the performance-based vesting condition applicable to such RSUs was not deemed probable until consummated. Upon the effectiveness of our IPO in September 2020, we began recognizing, using an accelerated attribution method, stock-based compensation expense associated with our RSUs granted prior to our IPO as the performance-based vesting condition applicable to such RSUs was satisfied. We recognized stock-based compensation expense of $74.1 million associated with such RSUs for the three months ended April 30, 2021. The remaining increase in stock-based compensation expense for the three months ended April 30, 2021 compared to the three months ended April 30, 2020 was primarily attributable to additional RSUs granted after our IPO with an increased weighted-average grant date fair value, and expense related to our 2020 Employee Stock Purchase Plan (2020 ESPP), which became effective in connection with our IPO.

As of April 30, 2021, total compensation cost related to unvested stock-based awards not yet recognized was $1.5 billion, which will be recognized over a weighted-average period of 3.2 years.

See Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended April 30,
	2021	2020

Revenue	100%	100%
Cost of revenue	43	39
Gross profit	57	61
Operating expenses:
Sales and marketing	73	90
Research and development	48	30
General and administrative	26	29
Total operating expenses	147	149
Operating loss	(90)	(88)
Interest income	1	2
Other income (expense), net	—	—
Loss before income taxes	(89)	(86)
Benefit from income taxes	—	—
Net loss	(89%)	(86%)

Comparison of the Three Months Ended April 30, 2021 and 2020
Revenue

	Three Months Ended April 30,
	2021	2020	% Change

	(dollars in thousands)
Revenue:
Product	$213,830	$101,817	110%
Professional services and other	15,084	6,998	116%
Total	$228,914	$108,815	110%
Percentage of revenue:
Product	93%	94%
Professional services and other	7%	6%
Total	100%	100%

Product revenue increased $112.0 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 168% as of April 30, 2021. The increase in product revenue was also driven by an increase in capacity sales prices of approximately 6% for the three months ended April 30, 2021 compared to the same period in the prior year, primarily due to increased sales of higher editions of our offerings and better discipline over discounting. We had 104 customers with product revenue of greater than $1 million for the trailing 12 months ended April 30, 2021, an increase from 48 customers as of April 30, 2020. Such customers represented approximately 50% and 47% of our product revenue for each of the trailing 12 months ended April 30, 2021 and 2020, respectively. Approximately 96% and 95% of our revenue for the three months ended April 30, 2021 and 2020, respectively, was derived from existing customers under capacity arrangements, and approximately 1% of our revenue for each of the three months ended April 30, 2021 and 2020 was derived from new customers under capacity arrangements. The remainder was driven by on-demand arrangements. As described in the section titled “Impact of COVID-19,” we have experienced impacts from the COVID-19 pandemic, including the elongation of sales cycles, that may impact new customer acquisition, the timing of future revenue recognition, and our future growth rates. We continue to carefully monitor the impact of COVID-19 on product revenue, customer acquisitions, and net revenue retention rates.

Professional services and other revenue increased $8.1 million for the three months ended April 30, 2021 compared to the same period in the prior year as we expanded our professional services organization to help our customers further realize the benefits of our platform.
Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended April 30,
	2021	2020	% Change

	(dollars in thousands)
Cost of revenue:
Product	$72,080	$35,533	103%
Professional services and other	25,266	7,024	260%
Total cost of revenue	$97,346	$42,557	129%
Gross profit (loss):
Product	$141,750	$66,284	114%
Professional services and other	(10,182)	(26)	NM
Total gross profit	$131,568	$66,258	99%
Gross margin:
Product	66%	65%
Professional services and other	(68%)	—%
Total gross margin	57%	61%
Headcount (at period end)
Product	172	89
Professional services and other	212	99
Total headcount	384	188
NM - Not meaningful.

Cost of product revenue increased $36.5 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to an increase of $18.4 million in third-party cloud infrastructure expenses and, as a result of increased headcount, an increase of $16.6 million in personnel-related costs and allocated overhead costs. The increase in personnel-related costs included an increase of $10.7 million in stock-based compensation, of which $4.8 million was attributable to RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in September 2020, and $5.7 million was attributable to additional RSUs granted after our IPO with an increased weighted-average grant date fair value.

Cost of professional services and other revenue increased $18.2 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to increased headcount, resulting in an increase of $18.4 million in personnel-related costs and allocated overhead costs, partially offset by immaterial items. The increase in personnel-related costs included an increase of $11.3 million in stock-based compensation, of which $4.7 million was attributable to RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in September 2020, and $4.0 million was attributable to additional RSUs granted after our IPO with an increased weighted-average grant date fair value.

Our product gross margin was 66% for the three months ended April 30, 2021, compared to 65% for the three months ended April 30, 2020, primarily due to higher volume-based discounts for our purchases of third-party cloud infrastructure, increased percentage of revenue from higher editions of our offerings, increased scale across our cloud infrastructure regions and better discipline over discounting, partially offset by the increase in stock-based compensation described above. While we expect our product gross margin to increase for the fiscal year ending January 31, 2022, compared to the fiscal year ended January 31, 2021, fluctuations in the mix and timing of customers' consumption, which is inherently variable at our customers' discretion, whether or not a customer contracts with us through our marketplace listings, our discounting practices, including as a result of changes to the competitive environment, and the extent of our investments in our operations, could hinder any improvement in our product gross margin. Given that we are continuing to scale our professional services organization and our professional services and other revenue represents a small percentage of our revenue, we do not believe year-over-year changes in professional services and other gross margins are meaningful.

Sales and Marketing

	Three Months Ended April 30,
	2021	2020	% Change

	(dollars in thousands)
Sales and marketing	$166,804	$97,877	70%
Percentage of revenue	73%	90%
Headcount (at period end)	1,450	1,082

Sales and marketing expenses increased $68.9 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to increased headcount, resulting in an increase of $67.8 million in personnel-related costs (excluding commission expenses) and allocated overhead costs. The increase in personnel-related costs included an increase of $41.0 million in stock-based compensation, of which $23.0 million was attributable to RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in September 2020, and $11.6 million was attributable to additional RSUs granted after our IPO with an increased weighted-average grant date fair value of RSUs. The remaining increase in stock-based compensation is primarily related to our 2020 ESPP, which became effective in connection with our IPO. Expenses associated with sales commissions and draws paid to our sales force, including amortization of deferred commissions, and third-party referral fees increased $4.9 million primarily due to an increase in customers’ consumption of our platform.

The overall increase in sales and marketing expenses was partially offset by lower than anticipated travel and event expenses as we have implemented certain travel restrictions and replaced in-person events with digital events in response to the COVID-19 pandemic. These changes resulted in a $2.7 million reduction in travel-related expenses, and a $2.4 million reduction in expenses relating to our user conferences and events, for the three months ended April 30, 2021 compared to the same period in the prior year.
Research and Development

	Three Months Ended April 30,
	2021	2020	% Change

	(dollars in thousands)
Research and development	$109,796	$33,278	230%
Percentage of revenue	48%	30%
Headcount (at period end)	594	336

Research and development expenses increased $76.5 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to increased headcount, resulting in an increase of $69.7 million in personnel-related costs and allocated overhead costs. The increase in personnel-related costs included an increase of $51.2 million in stock-based compensation, of which $26.6 million was attributable to RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in September 2020, and $28.7 million was attributable to additional RSUs granted after our IPO with an increased weighted-average grant date fair value. The overall increase in stock-based compensation was partially offset by a $5.7 million increase in capitalized internal-use software development costs.

The increase in research and development expenses was also due to an increase of $5.3 million in third-party cloud infrastructure expenses incurred in developing our platform.

General and Administrative

	Three Months Ended April 30,
	2021	2020	% Change

	(dollars in thousands)
General and administrative	$60,563	$31,506	92%
Percentage of revenue	26%	29%
Headcount (at period end)	503	248

General and administrative expenses increased $29.1 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to increased headcount, resulting in an increase of $25.3 million in personnel-related costs and allocated overhead costs. The increase in personnel-related costs included an increase of $16.5 million in stock-based compensation, of which $14.9 million was attributable to RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in September 2020. The increase in general and administrative expenses was also due to a $3.3 million increase in insurance and other corporate expenses incurred as a result of becoming a public company.
Benefit from Income Taxes

	Three Months Ended April 30,
	2021	2020	% Change

	(dollars in thousands)
Loss before income taxes	$(203,471)	$(93,888)	117%
Benefit from income taxes	(251)	(244)	3%
Effective tax rate	0.1%	0.3%

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

Our IPO resulted in aggregate net proceeds of $3.7 billion, after underwriting discounts of $121.7 million. We also received aggregate proceeds of $500.0 million related to our concurrent private placements, and did not pay any underwriting discounts or commissions with respect to the shares that were sold in these private placements.

As of April 30, 2021, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $5.1 billion. Our investments primarily consist of corporate notes and bonds, commercial paper, U.S. government and agency securities, money market funds, and certificates of deposit.

We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, as a result of those arrangements or the general expansion of our business, be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended April 30,
	2021	2020

Net cash provided by (used in) operating activities	$21,854	$(6,592)
Net cash used in investing activities	(264,069)	(172,004)
Net cash provided by financing activities	67,800	489,469
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead costs. We have supplemented working capital through net proceeds from the sale of equity securities.

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

For the three months ended April 30, 2021, net cash provided by operating activities was $21.9 million, primarily consisting of our net loss of $203.2 million, adjusted for non-cash charges of $186.8 million, and net cash inflows of $38.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities during the three months ended April 30, 2021 were a $127.2 million decrease in accounts receivable due to timing of collections, partially offset by (i) a $54.4 million increase in prepaid expenses and other assets, primarily driven by increased prepaid third-party cloud infrastructure expenses, (ii) a $14.7 million increase in deferred commissions earned on bookings, (iii) a $7.8 million decrease in operating lease liabilities primarily due to payments related to our operating lease obligations, and (iv) a $6.6 million decrease in accrued expenses and other liabilities primarily due to purchases under the 2020 ESPP. The overall net cash inflows provided by changes in our operating assets and liabilities was also partially offset by a $4.1 million decrease in deferred revenue, primarily due to timing of billings, as we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year as a result of industry buying patterns.

For the three months ended April 30, 2020, net cash used in operating activities was $6.6 million, primarily consisting of our net loss of $93.6 million, adjusted for non-cash charges of $37.1 million, and net cash inflows of $50.0 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities during three months ended April 30, 2020 were an $82.7 million decrease in accounts receivable due to timing of collections, partially offset by (i) an $8.9 million increase in prepaid expenses and other assets, primarily driven by an increase in event deposits and prepaid software and subscription services, (ii) a $7.6 million decrease in operating lease liabilities due to payments related to our operating lease obligations, (iii) a $5.5 million increase in deferred commissions earned on bookings, (iv) a $5.2 million decrease in accrued expenses and other liabilities, and (v) a $2.9 million decrease in accounts payable due to the timing of payments.

Net cash provided by operating activities increased $28.4 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to an increase of $167.7 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect net cash used in operating activities to decrease for the fiscal year ending January 31, 2022 compared to the fiscal year ended January 31, 2021.
Investing Activities
Net cash used in investing activities for the three months ended April 30, 2021 was $264.1 million, primarily as a result of net purchases of investments, and, to a lesser extent, purchases of intangible assets, and purchases of property and equipment to support our office facilities.

Net cash used in investing activities for the three months ended April 30, 2020 was $172.0 million, primarily as a result of net purchases of investments, and, to a lesser extent, purchases of intangible assets.
Financing Activities
Net cash provided by financing activities for the three months ended April 30, 2021 was $67.8 million, primarily as a result of proceeds from the issuance of equity securities under our equity incentive plans.

Net cash provided by financing activities for the three months ended April 30, 2020 was $489.5 million, primarily as a result of proceeds from the issuance of equity securities.

Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three months ended April 30, 2021 from the commitments and contractual obligations disclosed in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, which was filed with the SEC on March 31, 2021.

Off-Balance Sheet Arrangements
We did not have, during any of the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, which was filed with the SEC on March 31, 2021.

Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included elsewhere on this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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
Interest Rate Risk
As of April 30, 2021, we had $5.1 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, commercial paper, U.S. government and agency securities, money market funds, and certificates of deposit. In addition, we had $16.1 million of restricted cash primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. A hypothetical 10% increase or decrease in interest rates would have resulted in a decrease of $272.0 million or an increase of $7.0 million, respectively, in the market value of our cash equivalents, and short-term and long-term investments as of April 30, 2021.
Foreign Currency Exchange Risk
Our reporting currency is the United States dollar. The functional currency of our foreign subsidiaries is the U.S. dollar or the Euro. The majority of our sales are currently denominated in U.S. dollars, although we have recently started executing sales in Euros. Therefore our revenue is not currently subject to significant foreign currency risk, but that may change in the future. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the United States and to a lesser extent in Europe, Canada, and the Asia Pacific region. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would currently have a material impact on our operating results.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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
We were founded in 2012 and first offered our platform for sale in 2014. Our revenue was $228.9 million and $108.8 million for the three months ended April 30, 2021 and 2020, respectively. However, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations, including revenue, RPO, and the percentage of RPO we expect to be recognized as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

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
We have experienced net losses in each period since inception. We generated net losses of $203.2 million and $93.6 million for the three months ended April 30, 2021 and 2020, respectively. As of April 30, 2021 and January 31, 2021, we had an accumulated deficit of $1.4 billion and $1.2 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform and expand our sales, marketing, and professional services teams. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems and operating as a public company. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.

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
•fluctuations in customer consumption resulting from our introduction of new features or capabilities to our systems, including features or capabilities that may increase or decrease the consumption required to execute existing or future workloads, like better storage compression;
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
•health epidemics or pandemics, such as the COVID-19 pandemic;
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
The potential impact and duration of the COVID-19 pandemic (including any new variants) on the global economy and our business are difficult to assess or predict. Potential impacts include:

•Our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections.
•Our employees are working, and may continue to work, remotely, which may result in decreased employee productivity, collaboration, and morale, with increased unwanted employee attrition.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 19% of our revenue for the three months ended April 30, 2021. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions to the extent we do so in the future;
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
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), U.S. bribery laws, the U.K. Bribery Act, and similar laws and regulations in other jurisdictions;
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
•The United Kingdom’s withdrawal from the EU, which is commonly referred to as “Brexit.” Although U.K. privacy, data protection, and data security laws are designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated notwithstanding Brexit.

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

These and other similar legal and regulatory developments could contribute to legal and economic uncertainty, increase our exposure to liability, affect how we design, market, sell, and operate our platform, how our customers and partners process and share data, how we process and use data, and how we transfer personal data from one jurisdiction to another, any of which could require us to take on more onerous obligations in our contracts, impact our ability to operate in certain jurisdictions, and/or negatively impact the types of data available on or the demand for our platform. It is possible that new and existing laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We may incur substantial costs to comply with such laws and regulations, to meet the demands of our customers relating to their own compliance with applicable laws and regulations, and to establish and maintain internal policies, self-certifications, and third-party certifications supporting our compliance programs. Our customers may delegate their GDPR compliance or other privacy law obligations to us via contract, and we may otherwise be required to expend resources to assist our customers with such compliance obligations. In addition, any actual or perceived non-compliance with applicable laws, regulations, policies, contractual obligations, or certifications could result in proceedings, investigations, or claims against us by regulatory authorities, customers, or others, leading to reputational harm, significant fines, litigation costs, and damages. For example, if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to EUR 20.0 million or 4% of our worldwide annual revenue, whichever is greater, as well as potential data processing restrictions and penalties for a violation of certain GDPR requirements. Even if we are not determined to have violated these laws and other obligations, investigations into these issues typically require the expenditure of significant resources and generate negative publicity. In addition, any failure by our third-party processors to comply with applicable law, regulations, or contractual obligations could result in proceedings against us by governmental entities or others. All of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

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
We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018 may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under legislation enacted in 2017, informally titled the Tax Act, as modified by legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. For instance, for California income tax purposes, California NOLs will be suspended for tax years beginning after 2019 but before 2023.

As of January 31, 2021, we had U.S. federal and state NOL carryforwards of $1.9 billion and $1.4 billion, respectively. Of the $1.9 billion U.S. federal NOL carryforwards, $1.8 billion may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remaining $0.1 billion will begin to expire in 2031. The state NOL carryforwards begin to expire in 2024.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as one or more stockholders or groups of stockholders who own at least 5% of our stock increasing their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards to offset its post-change income or taxes may be limited. It is possible that we may experience ownership changes as a result of our initial public offering or in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
•changes in laws or regulations applicable to our business;
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
We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (Section 404), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
None.

(b) Use of Proceeds
On September 18, 2020, we closed our IPO of 32,200,000 shares of our Class A common stock at an offering price of $120.00 per share, including 4,200,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in gross proceeds to us of $3.7 billion, net of the underwriting discounts. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-248280), which was declared effective by the SEC on September 15, 2020. There has been no material change in the planned use of proceeds from our IPO from those disclosed in our final prospectus for our IPO dated as of September 15, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on September 16, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	9/18/2020
3.2	Amended and Restated Bylaws of Snowflake Inc.	S-1/A	333-248280	3.4	9/8/2020
3.3	Certificate of Retirement.	8-K	001-39504	3.1	3/1/2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X

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

Date: June 4, 2021

SNOWFLAKE INC.

By:	/s/ Frank Slootman
Name:	Frank Slootman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)