Form 10-Q
period 2021-07-31
Snowflake Inc.
filed 2021-09-02
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
Not Applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 20, 2021, there were 300.9 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	July 31, 2021	January 31, 2021

Assets
Current assets:
Cash and cash equivalents	$698,548	$820,177
Short-term investments	3,436,941	3,087,887
Accounts receivable, net	237,457	294,017
Deferred commissions, current	39,265	32,371
Prepaid expenses and other current assets	95,891	66,200
Total current assets	4,508,102	4,300,652
Long-term investments	956,011	1,165,275
Property and equipment, net	83,643	68,968
Operating lease right-of-use assets	174,974	186,818
Goodwill	8,449	8,449
Intangible assets, net	28,089	16,091
Deferred commissions, non-current	96,174	86,164
Other assets	176,974	89,322
Total assets	$6,032,416	$5,921,739
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,475	$5,647
Accrued expenses and other current liabilities	143,864	125,315
Operating lease liabilities, current	20,641	19,650
Deferred revenue, current	701,758	638,652
Total current liabilities	875,738	789,264
Operating lease liabilities, non-current	174,256	184,887
Deferred revenue, non-current	7,100	4,194
Other liabilities	10,357	6,923
Total liabilities	1,067,451	985,268
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000,000 shares authorized as of July 31, 2021 and January 31, 2021; zero shares issued and outstanding as of July 31, 2021 and January 31, 2021	—	—
Class A common stock; $0.0001 par value per share; 2,500,000,000 shares authorized as of July 31, 2021 and January 31, 2021; 300,584,903 and 111,374,416 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively(1)	30	11
Class B common stock; $0.0001 par value per share; 185,461,432 and 355,000,000 shares authorized as of July 31, 2021 and January 31, 2021, respectively; zero and 176,543,188 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively(1)	—	17
Additional paid-in capital	6,596,154	6,175,425
Accumulated other comprehensive income	1,141	439
Accumulated deficit	(1,632,360)	(1,239,421)
Total stockholders’ equity	4,964,965	4,936,471
Total liabilities and stockholders’ equity	$6,032,416	$5,921,739
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

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Revenue	$272,198	$133,145	$501,112	$241,960
Cost of revenue	106,121	50,446	203,467	93,003
Gross profit	166,077	82,699	297,645	148,957
Operating expenses:
Sales and marketing	182,903	92,663	349,707	190,540
Research and development	118,087	36,533	227,883	69,811
General and administrative	65,228	31,186	125,791	62,692
Total operating expenses	366,218	160,382	703,381	323,043
Operating loss	(200,141)	(77,683)	(405,736)	(174,086)
Interest income	2,190	1,689	4,802	4,137
Other income (expense), net	8,746	(1,109)	8,258	(1,042)
Loss before income taxes	(189,205)	(77,103)	(392,676)	(170,991)
Provision for income taxes	514	531	263	287
Net loss	$(189,719)	$(77,634)	$(392,939)	$(171,278)
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted(1)	$(0.64)	$(1.31)	$(1.33)	$(3.01)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders – basic and diluted(1)	297,717,099	59,260,645	294,603,943	56,809,625
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

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Net loss	$(189,719)	$(77,634)	$(392,939)	$(171,278)
Other comprehensive income (loss):
Foreign currency translation adjustments	(54)	—	298	—
Net change in unrealized gains or losses on available-for-sale securities	829	(349)	404	930
Total other comprehensive income (loss)	775	(349)	702	930
Comprehensive loss	$(188,944)	$(77,983)	$(392,237)	$(170,348)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31, 2021
	Redeemable Convertible Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—April 30, 2021	—	$—	295,790,115	$30	$6,400,566	$366	$(1,442,641)	$4,958,321
Issuance of common stock upon exercise of stock options	—	—	3,974,786	—	24,451	—	—	24,451
Vesting of early exercised stock options and restricted common stock	—	—	—	—	208	—	—	208
Vesting of restricted stock units	—	—	820,002	—	—	—	—	—
Stock-based compensation	—	—	—	—	170,929	—	—	170,929
Other comprehensive income	—	—	—	—	—	775	—	775
Net loss	—	—	—	—	—	—	(189,719)	(189,719)
BALANCE—July 31, 2021	—	$—	300,584,903	$30	$6,596,154	$1,141	$(1,632,360)	$4,964,965

	Three Months Ended July 31, 2020
	Redeemable Convertible Preferred Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

BALANCE—April 30, 2020	182,271,099	$1,415,047	60,358,141	$6	$188,416	$1,495	$(793,963)	$(604,046)
Issuance of common stock upon exercise of stock options	—	—	1,898,922	—	9,864	—	—	9,864
Vesting of early exercised stock options and restricted common stock	—	—	—	—	2,386	—	—	2,386
Stock-based compensation	—	—	—	—	18,380	—	—	18,380
Other comprehensive loss	—	—	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	—	—	(77,634)	(77,634)
BALANCE—July 31, 2020	182,271,099	$1,415,047	62,257,063	$6	$219,046	$1,146	$(871,597)	$(651,399)

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share and per share data)
(unaudited)

	Six Months Ended July 31, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock(1)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2021	—	$—	287,917,604	$28	$6,175,425	$439	$(1,239,421)	$4,936,471
Issuance of common stock upon exercise of stock options	—	—	11,056,645	2	65,666	—	—	65,668
Issuance of common stock under employee stock purchase plan	—	—	258,807	—	26,398	—	—	26,398
Vesting of early exercised stock options and restricted common stock	—	—	—	—	423	—	—	423
Vesting of restricted stock units	—	—	1,351,847	—	—	—	—	—
Stock-based compensation	—	—	—	—	328,242	—	—	328,242
Other comprehensive income	—	—	—	—	—	702	—	702
Net loss	—	—	—	—	—	—	(392,939)	(392,939)
BALANCE—July 31, 2021	—	$—	300,584,903	$30	$6,596,154	$1,141	$(1,632,360)	$4,964,965

	Six Months Ended July 31, 2020
	Redeemable Convertible Preferred Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2020	169,921,272	$936,474	55,452,421	$6	$155,340	$216	$(700,319)	$(544,757)
Issuance of Series G-1 and Series G-2 redeemable convertible preferred stock at $38.77 per share, net of issuance costs of $230	12,349,827	478,573	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	6,844,642	—	20,736	—	—	20,736
Repurchase of early exercised stock options	—	—	(40,000)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	3,585	—	—	3,585
Stock-based compensation	—	—	—	—	39,385	—	—	39,385
Other comprehensive income	—	—	—	—	—	930	—	930
Net loss	—	—	—	—	—	—	(171,278)	(171,278)
BALANCE—July 31, 2020	182,271,099	$1,415,047	62,257,063	$6	$219,046	$1,146	$(871,597)	$(651,399)

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

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(392,939)	$(171,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,068	3,762
Non-cash operating lease costs	17,040	16,337
Amortization of deferred commissions	17,157	14,066
Stock-based compensation, net of amounts capitalized	315,005	38,649
Net amortization of premiums on investments	25,351	226
Unrealized gains on strategic investments in privately-held equity securities	(8,060)	—
Other	2,782	4,049
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	55,896	27,129
Deferred commissions	(33,931)	(14,266)
Prepaid expenses and other assets	(70,088)	(1,452)
Accounts payable	3,722	(2,843)
Accrued expenses and other liabilities	23,720	10,993
Operating lease liabilities	(15,992)	(17,404)
Deferred revenue	66,012	46,755
Net cash provided by (used in) operating activities	15,743	(45,277)
Cash flows from investing activities:
Purchases of property and equipment	(9,927)	(6,748)
Capitalized internal-use software development costs	(4,824)	(3,170)
Cash paid for business combinations, net of cash acquired	—	(6,035)
Purchases of intangible assets	(11,182)	(6,184)
Purchases of investments	(1,988,633)	(612,635)
Sales of investments	392,312	3,510
Maturities and redemptions of investments	1,394,223	189,859
Net cash used in investing activities	(228,031)	(441,403)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	478,573
Proceeds from early exercised stock options	—	159
Proceeds from exercise of stock options	65,865	20,736
Proceeds from issuance of common stock under the employee stock purchase plan	26,398	—
Proceeds from repayments of a nonrecourse promissory note	—	2,090
Repurchases of early exercised stock options	—	(30)
Payments of deferred offering costs	—	(2,336)
Payment of deferred purchase consideration for a business combination	—	(600)
Net cash provided by financing activities	92,263	498,592

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	215	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(119,810)	11,912
Cash, cash equivalents, and restricted cash—beginning of period	835,193	141,976
Cash, cash equivalents, and restricted cash—end of period	$715,383	$153,888
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$1,190	$8,349
Stock-based compensation included in capitalized software development costs	$13,058	$736
Intangible assets included in accrued expenses and other liabilities	$4,544	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$698,548	$138,900
Restricted cash – included in other assets and prepaid expenses and other current assets	16,835	14,988
Total cash, cash equivalents, and restricted cash	$715,383	$153,888

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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of July 31, 2021 and the results of operations for the three and six months ended July 31, 2021 and 2020, and cash flows for the six months ended July 31, 2021 and 2020. The condensed balance sheet as of January 31, 2021 was derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, investments in marketable securities, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents, investments in marketable securities, and restricted cash with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers up to the amounts recorded on the condensed consolidated balance sheets.

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of July 31, 2021, one customer represented 14% of the Company’s accounts receivable, net balance. No single customer represented 10% or more of the Company’s accounts receivable, net balance as of January 31, 2021. The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers' financial conditions. The Company generally does not require collateral from its customers.

Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the three and six months ended July 31, 2021 and 2020.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, stand-alone selling prices (SSP) for each distinct performance obligation, internal-use software development costs, expected period of benefit for deferred commissions, the useful lives of long-lived assets, the carrying value of operating lease right-of-use assets, the valuation of the Company’s common stock prior to its initial public offering (IPO) in September 2020, stock-based compensation, accounting for income taxes, and the fair value of investments in marketable and privately-held securities.

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
Accounts Receivable
Accounts receivable includes billed and unbilled receivables, net of allowance for credit losses. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for credit losses is estimated based on the Company’s assessment of the collectibility of accounts receivable by considering various factors, including the age of each outstanding invoice, the collection history of each customer, historical write-off experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions over the life of the receivable. The Company assesses collectibility by reviewing accounts receivable on an aggregate basis when similar characteristics exist and on an individual basis when specific customers with collectibility issues are identified. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Allowance for credit losses was $1.0 million and $2.6 million as of July 31, 2021 and January 31, 2021, respectively.
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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income (expense), net in the condensed consolidated statements of operations. If neither of these criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit related unrealized losses are recognized as an allowance on the condensed consolidated balance sheets with a corresponding charge in the other income (expense), net in the condensed consolidated statements of operations. Non-credit related unrealized losses and unrealized gains on available-for-sale debt securities are included in accumulated other comprehensive income (loss).

Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company for its fiscal year beginning February 1, 2023 and interim periods within that fiscal year, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. The Company early adopted this guidance effective February 1, 2021 on a modified retrospective basis, and the adoption did not result in any cumulative effect adjustment in its condensed consolidated financial statements.

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

3. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	July 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$317,484	$—	$—	$317,484
Commercial paper	127,682	1	(1)	127,682
U.S. government securities	32,200	—	—	32,200
Certificates of deposit	16,000	—	—	16,000
Corporate notes and bonds	11,124	—	(1)	11,123
Total cash equivalents	504,490	1	(2)	504,489
Investments:
Corporate notes and bonds	2,384,168	870	(374)	2,384,664
Commercial paper	1,254,943	202	(28)	1,255,117
U.S. government and agency securities	549,850	123	(23)	549,950
Certificates of deposit	203,156	65	—	203,221
Total investments	4,392,117	1,260	(425)	4,392,952
Total cash equivalents and investments	$4,896,607	$1,261	$(427)	$4,897,441

	January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$334,891	$—	$—	$334,891
Commercial paper	242,040	2	(5)	242,037
Corporate notes and bonds	58,969	3	(2)	58,970
U.S. government securities	23,700	—	—	23,700
Certificates of deposit	23,500	3	—	23,503
Total cash equivalents	683,100	8	(7)	683,101
Investments:
Corporate notes and bonds	2,287,006	628	(481)	2,287,153
U.S. government and agency securities	1,016,059	250	(46)	1,016,263
Commercial paper	711,389	85	(102)	711,372
Certificates of deposit	238,278	97	(1)	238,374
Total investments	4,252,732	1,060	(630)	4,253,162
Total cash equivalents and investments	$4,935,832	$1,068	$(637)	$4,936,263

As of July 31, 2021, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale debt securities, by remaining contractual maturity, are as follows (in thousands):

July 31, 2021
Estimated Fair Value

Due within 1 year	$3,623,946
Due in 1 year to 3 years	956,011
Total	$4,579,957

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

The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of July 31, 2021 (in thousands):

	Level 1	Level 2	Total

Cash equivalents:
Money market funds	$317,484	$—	$317,484
Commercial paper	—	127,682	127,682
U.S. government securities	—	32,200	32,200
Certificates of deposit	—	16,000	16,000
Corporate notes and bonds	—	11,123	11,123
Short-term investments:
Corporate notes and bonds	—	1,535,132	1,535,132
Commercial paper	—	1,255,117	1,255,117
U.S. government and agency securities	—	443,471	443,471
Certificates of deposit	—	203,221	203,221
Long-term investments:
Corporate notes and bonds	—	849,532	849,532
U.S. government and agency securities	—	106,479	106,479
Total	$317,484	$4,579,957	$4,897,441

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
Strategic Investments
The table above does not include the Company’s strategic investments, consisting primarily of privately-held equity securities, which are recorded at fair value on a non-recurring basis. These non-marketable equity securities are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) or impairment. The estimation of fair value for these investments requires the use of observable transaction price and other unobservable inputs, including the volatility, rights, and obligations of the securities the Company holds. As a result, the Company classifies these assets as Level 3 within the fair value hierarchy.

As of July 31, 2021 and January 31, 2021, the carrying amount of the Company’s strategic investments in privately-held equity securities was $92.0 million and $41.0 million, respectively, which are included in other assets on the condensed consolidated balance sheets. For these investments, the Company recognizes remeasurement adjustments, including upward and downward adjustments and impairments, if any, in other (income) expense, net in the condensed consolidated statements of operations. The cumulative amount of upward adjustments recognized on such investments was $8.1 million, all of which was recorded during the three and six months ended July 31, 2021.

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2021	January 31, 2021

Computers, equipment, and software	$4,765	$3,817
Furniture and fixtures	7,837	6,627
Leasehold improvements	51,564	41,593
Capitalized internal-use software development costs	17,179	12,855
Construction in progress	18,517	16,030
Total property and equipment	99,862	80,922
Less: accumulated depreciation and amortization(1)	(16,219)	(11,954)
Total property and equipment, net	$83,643	$68,968
________________
(1)Includes $7.6 million and $5.5 million of accumulated amortization related to capitalized internal-use software development costs as of July 31, 2021 and January 31, 2021, respectively.

Depreciation and amortization expense was $3.5 million and $6.3 million for the three and six months ended July 31, 2021, respectively, and $1.7 million and $2.8 million for the three and six months ended July 31, 2020, respectively.

6. Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	July 31, 2021	January 31, 2021

Finite-lived intangible assets
Assembled workforce	$15,099	$—
Developed technology	11,332	11,332
Patents	8,174	7,948
Other	47	47
Total finite-lived intangible assets	34,652	19,327
Less: accumulated amortization	(7,389)	(3,662)
Total finite-lived intangible assets, net	27,263	15,665
Infinite-lived intangible assets - trademarks	826	426
Total intangible assets, net	$28,089	$16,091

During the six months ended July 31, 2021, the Company acquired $15.1 million of assembled workforce assets with a useful life of four years, $0.4 million of infinite-lived trademark intangible assets, and $0.2 million of patents with a useful life of four years.

Amortization expense of intangible assets was $1.9 million and $3.7 million for the three and six months ended July 31, 2021, respectively, and $0.6 million and $1.0 million for the three and six months ended July 31, 2020, respectively.

As of July 31, 2021, future amortization expense is expected to be as follows (in thousands):

Amount

Fiscal Year Ending January 31,
Remainder of 2022	$3,844
2023	7,687
2024	7,687
2025	6,838
2026	1,207
Total	$27,263
Goodwill
As of July 31, 2021 and January 31, 2021, goodwill was $8.4 million. No goodwill impairments were recorded for each of the three and six months ended July 31, 2021 and 2020.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2021	January 31, 2021

Accrued compensation	$76,913	$62,451
Employee contributions under employee stock purchase plan	22,005	22,068
Accrued professional services	8,300	6,628
Accrued taxes	6,643	4,498
Accrued third-party cloud infrastructure expenses	6,500	6,648
Accrued purchases of property and equipment	861	6,718
Other	22,642	16,304
Total accrued expenses and other current liabilities	$143,864	$125,315

8. Deferred Revenue and Remaining Performance Obligations
Revenue recognized for the three months ended July 31, 2021 from amounts included in deferred revenue as of April 30, 2021 was $208.4 million. Revenue recognized for the three months ended July 31, 2020 from amounts included in deferred revenue as of April 30, 2020 was $100.3 million.

Revenue recognized for the six months ended July 31, 2021 from amounts included in deferred revenue as of January 31, 2021 was $343.8 million. Revenue recognized for the six months ended July 31, 2020 from amounts included in deferred revenue as of January 31, 2020 was $166.8 million.

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

As of July 31, 2021, the Company’s RPO was $1.5 billion, of which approximately 71% was related to contracts with original terms that exceed one year. The weighted-average remaining life of the Company’s contracts with original terms that exceed one year was 2.3 years as of July 31, 2021. However, the amount and timing of revenue recognition are generally driven by customer consumption, which can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal.

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

Sublease income was $3.2 million for each of the three months ended July 31, 2021 and 2020, and $6.4 million for each of the six months ended July 31, 2021 and 2020.
Other Contractual Commitments
Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level. There were no material contractual obligations that were entered into during the six months ended July 31, 2021 that were outside the ordinary course of business.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three and six months ended July 31, 2021 and 2020.

Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows for each of the three and six months ended July 31, 2021 and 2020.

Letters of Credit—As of July 31, 2021, the Company had a total of $16.8 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three and six months ended July 31, 2021 and 2020, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions were not material.

10. Redeemable Convertible Preferred Stock
During the six months ended July 31, 2020, the Company issued 8,480,857 shares of Series G-1 redeemable convertible preferred stock and 3,868,970 shares of Series G-2 redeemable convertible preferred stock, each at a price of $38.77 per share. Upon completion of the IPO in September 2020, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 182,271,099, were automatically converted into an equivalent number of shares of Class B common stock on one-to-one basis and their carrying value of $1.4 billion was reclassified into stockholders’ equity. As of July 31, 2021 and January 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

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

The Company had reserved shares of common stock for future issuance as follows:

	July 31, 2021	January 31, 2021

2012 Equity Incentive Plan:
Options outstanding	52,250,088	64,574,656
Restricted stock units outstanding	6,082,830	7,520,474
2020 Equity Incentive Plan:
Shares available for future grants	45,768,644	32,871,367
Restricted stock units outstanding	4,680,406	1,828,083
2020 Employee Stock Purchase Plan:
Shares available for future grants	8,320,369	5,700,000
Total shares of common stock reserved for future issuance	117,102,337	112,494,580

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

Stock option activity and activity regarding shares available for grant under the Plans during the six months ended July 31, 2021 is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2021	32,871,367	64,574,656	$7.04	7.7	$17,138,896
Shares authorized	14,395,880	—
Options exercised	—	(7,081,859)	$5.82
Options canceled	608,303	(608,303)	$4.70
RSUs granted	(2,413,881)	—
RSUs forfeited	112,600	—
Balance—April 30, 2021	45,574,269	56,884,494	$7.21	7.5	$12,763,483
Options exercised	—	(3,974,786)	$6.15
Options canceled	659,620	(659,620)	$8.51
RSUs granted	(584,752)	—
RSUs forfeited	119,507	—
Balance—July 31, 2021	45,768,644	52,250,088	$7.28	7.3	$13,503,560
Vested and exercisable as of July 31, 2021		24,701,078	$5.94	6.8	$6,416,925

No options were granted during the six months ended July 31, 2021 and the weighted-average grant-date fair value of options granted during the six months ended July 31, 2020 was $17.01. The intrinsic value of options exercised for the six months ended July 31, 2021 and 2020 was $2.6 billion and $293.3 million, respectively. The aggregate grant-date fair value of options vested for the six months ended July 31, 2021 and 2020 was $44.1 million and $50.8 million, respectively.

Restricted Stock Awards—Restricted stock award activity during the six months ended July 31, 2021 is as follows:

	Out of the Plans
	Number of Shares	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2021	741,911	$2.11
Vested	(90,412)	$2.10
Unvested Balance—April 30, 2021	651,499	$2.11
Vested	(90,414)	$2.10
Unvested Balance—July 31, 2021	561,085	$2.11

In December 2017, the Company issued 1,250,000 shares of restricted common stock out of the 2012 Plan to an employee at $1.59 per share, payable by a promissory note. The promissory note accrued interest at the lower of 2.11% per annum or the maximum interest rate on commercial loans permissible by law and was partially secured by the underlying restricted stock. The promissory note was considered nonrecourse from an accounting standpoint, and therefore the note is not reflected in the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit). Rather, the note and the share purchases are accounted for as stock option grants, with the related stock-based compensation measured using the Black-Scholes option-pricing model and recognized over the vesting period of five years. The associated shares are legally outstanding and included in the balance of Class B common stock outstanding in the condensed consolidated financial statements during the periods in which Class B common stock was outstanding and in the balance of Class A common stock outstanding thereafter. None of these shares of restricted common stock were considered vested before the underlying promissory note was repaid. In May and June 2020, the outstanding principal amount and all accrued interest under this promissory note of $2.1 million was repaid, and 375,000 shares of restricted common stock were unvested as of July 31, 2021.

In March 2019, in connection with the acquisition of a privately-held company, the Company issued 661,635 shares of restricted common stock out of the 2012 Plan. Of the total shares issued, 215,031 shares vested on the grant date, and the remaining shares vest over four years from the grant date. The related post-acquisition stock-based compensation of $1.1 million is being amortized over the requisite service period of four years in the condensed consolidated statements of operations. As of July 31, 2021, 186,085 shares of these restricted common stock were unvested.

Common Stock Subject to Repurchase—Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded in other liabilities on the condensed consolidated balance sheets. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the stock option activity table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through the early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. There were 114,569 and 245,633 shares subject to repurchase as of July 31, 2021 and January 31, 2021, respectively, as a result of early exercised options.

As of July 31, 2021 and January 31, 2021, the liabilities for common stock subject to repurchase were $0.7 million and $1.2 million, respectively, which were recorded as other liabilities on the condensed consolidated balance sheets.

Modification of Early Exercised Stock Options—In connection with the termination of a former executive officer in April 2019, certain shares of his early exercised stock options were vested immediately. The remaining early exercised stock options held by him were subject to continuous vesting through April 2020 as he continued to provide service to the Company as an advisor. The acceleration and continuation of vesting were accounted for as a modification of the terms of the original award. The incremental stock-based compensation related to this modification was $16.7 million, of which $2.7 million was recognized for the six months ended July 31, 2020.

RSUs—In March 2020, the Company began granting more RSUs than options to its employees and directors. RSUs granted prior to the IPO had both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied on the earlier of (i) the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock or (ii) immediately prior to the closing of a change in control of the Company. Both events were not deemed probable until consummated, and therefore, stock-based compensation related to these RSUs remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO in September 2020, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation of $55.5 million using the accelerated attribution method for the portion of the RSU awards for which the service-based vesting condition has been fully or partially satisfied. RSUs granted after the IPO do not contain the performance-based vesting condition described above, and the related stock-based compensation is recognized on a straight-line basis over the requisite service period.

RSU activity during the six months ended July 31, 2021 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2021	9,348,557	$125.06
Granted	2,413,881	$223.93
Vested	(531,845)	$40.02
Forfeited	(112,600)	$134.52
Unvested Balance—April 30, 2021	11,117,993	$150.50
Granted	584,752	$244.05
Vested	(820,002)	$78.84
Forfeited	(119,507)	$169.75
Unvested Balance—July 31, 2021	10,763,236	$160.83

Stock-Based Compensation—The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted to employees and non-employees for the three and six months ended July 31, 2020:

	Three Months Ended	Six Months Ended
	July 31, 2020	July 31, 2020

Expected term (in years)	6.0	6.0
Expected volatility	38.3%	36.9%
Risk-free interest rate	0.4%	1.2%
Expected dividend yield	—%	—%

No stock options were granted during the six months ended July 31, 2021.

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

The following table summarizes the weighted-average assumptions used in estimating the fair value of employee stock purchase rights for the offering period under the 2020 ESPP beginning on March 1, 2021, using the Black-Scholes option-pricing model:

Three and Six Months Ended
July 31, 2021

Expected term (in years)	0.5
Expected volatility	49.5%
Risk-free interest rate	0.1%
Expected dividend yield	—%

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Cost of revenue	$22,114	$1,164	$45,217	$2,281
Sales and marketing	52,336	5,135	98,389	10,233
Research and development	62,827	5,154	118,646	9,818
General and administrative	26,714	6,751	52,753	16,317
Stock-based compensation, net of amounts capitalized	163,991	18,204	315,005	38,649
Capitalized stock-based compensation	6,938	176	13,237	736
Total stock-based compensation	$170,929	$18,380	$328,242	$39,385

As of July 31, 2021, total compensation cost related to unvested stock-based awards not yet recognized was $1.5 billion, which will be recognized over a weighted-average period of 3.1 years.

12. Income Taxes
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of (0.3%) and (0.1%) for the three and six months ended July 31, 2021, respectively, and (0.7%) and (0.2%) for the three and six months ended July 31, 2020, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of July 31, 2021, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2017 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three and six months ended July 31, 2021 and 2020. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. None of the unrecognized tax benefits are currently expected to impact the Company’s effective tax rate, if realized, as a result of the full valuation allowance.

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

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, redeemable convertible preferred stock, stock options, restricted stock awards, RSUs, employee stock purchase rights under the 2020 ESPP, early exercised stock options, and common stock warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Numerator:
Net loss attributable to Class A and Class B common stockholders	$(189,719)	$(77,634)	$(392,939)	$(171,278)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders – basic and diluted	297,717,099	59,260,645	294,603,943	56,809,625
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted	$(0.64)	$(1.31)	$(1.33)	$(3.01)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	July 31,
	2021	2020

Redeemable convertible preferred stock	—	182,271,099
Stock options	52,250,088	72,228,820
Common stock warrants	—	32,336
Shares subject to repurchase	675,654	1,539,136
RSUs	10,763,236	4,853,231
Employee stock purchase rights under the 2020 ESPP	97,561	—
Total	63,786,539	260,924,622

14. Geographic Information
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

United States	$217,382	$113,888	$403,567	$206,465
Other(1)	54,816	19,257	97,545	35,495
Total	$272,198	$133,145	$501,112	$241,960
________________
(1)No other individual country accounted for more than 10% of the Company’s revenue for all periods presented.

Long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area were as follows (in thousands):

	July 31, 2021	January 31, 2021

United States	$250,312	$247,457
Other	8,305	8,329
Total	$258,617	$255,786

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and (2) our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2021 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 31, 2021. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our cloud-native architecture consists of three independently scalable layers across storage, compute, and cloud services. The storage layer ingests massive amounts and varieties of data to create a unified data record. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases without latency. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 25 regional deployments around the world. These deployments are interconnected to deliver the Data Cloud, enabling a consistent, global user experience.

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

Our go-to-market strategy is focused on acquiring new customers and driving continued use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the size, region, and industry of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 169% and 168% as of July 31, 2021 and January 31, 2021.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of July 31, 2021, we had 4,990 total customers, increasing from 4,139 customers as of January 31, 2021. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of July 31, 2021, our customers included 212 of the Fortune 500, based on the 2021 Fortune 500 list, and those customers contributed approximately 27% of our revenue for the six months ended July 31, 2021. Our Fortune 500 customer count is subject to adjustments for annual updates to the Fortune 500 list by Fortune, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers.

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

	Three Months Ended
	July 31, 2021	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020

Product revenue (in millions)	$254.6	$213.8	$178.3	$148.5	$125.2

	July 31, 2021	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020

Remaining performance obligations (in millions)(1)	$1,528.7	$1,431.7	$1,332.8	$927.9	$688.2
Total customers	4,990	4,532	4,139	3,554	3,117
Net revenue retention rate	169%	168%	168%	162%	158%
Customers with trailing 12-month product revenue greater than $1 million	116	104	77	65	56
________________
(1)As of July 31, 2021, our RPO was approximately $1.5 billion, of which we expect approximately 56% to be recognized as revenue in the twelve months ending July 31, 2022 based on historical customer consumption patterns and revenue results. The weighted-average remaining life of our capacity contracts was 1.8 years as of July 31, 2021. However, the amount and timing of revenue recognition are generally driven by customers' consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns and revenue results are not necessarily indicative of future results.

Impact of COVID-19
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic, including any new variants, may continue to directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Although our results of operations, cash flows, and financial condition were not adversely impacted in the three and six months ended July 31, 2021, we have experienced, and may continue to experience, an adverse impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, including a lengthening of the sales cycle for some prospective customers and delays in the delivery of professional services and trainings to our customers. We have also experienced, and may continue to experience, a modest positive impact on other aspects of our business, including an increase in consumption of our platform by existing customers. Moreover, during the three and six months ended July 31, 2021, we saw slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer, partner, and employee events. While slower growth in operating expenses had a short term benefit to our results of operations for the three and six months ended July 31, 2021, we do not yet have visibility into the full impact this will have on our business. We cannot predict how long we will continue to experience these impacts as shelter-in-place orders and other related measures are expected to change over time, and the availability, efficacy, and acceptance of vaccines or other preventative measures is unclear. However, if our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread or resurgence of COVID-19, they may decrease or delay their spending, request pricing discounts, or seek renegotiations of their contracts, any of which may result in decreased revenue and cash receipts for us in future periods. In addition, we may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect accounts receivable from these customers.

In addition, in response to the spread of COVID-19, we required virtually all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. During the six months ended July 31, 2021, a number of employees returned to offices in certain locations, but re-opening of our offices remains limited and may change at any time. Although we expect most of our employees to return to physical offices in the future, the nature and extent of that return is uncertain. As our offices reopen, we expect to incur incremental expenses as we resume onsite services and related in-office costs. Given the uncertainty regarding the length, severity, and ability to combat the COVID-19 pandemic, we cannot reasonably estimate the long-term impact on our future results of operations, cash flows, or financial condition. For additional details, see the section titled “Risk Factors.”

Components of Results of Operations
Revenue
We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to initial consumption as part of customer onboarding and, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented 3% of our revenue for each of the three and six months ended July 31, 2021 and 2020.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented approximately 1% of our revenue for each of the three and six months ended July 31, 2021 and 2020.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the three and six months ended July 31, 2021 is 1.9 years and 2.1 years, respectively. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

As a result of our initial public offering (IPO), we have incurred and expect to continue to incur additional expenses to operate as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time.

Interest Income
Interest income consists primarily of interest income earned on our cash equivalents and short-term and long-term investments, net of associated fees.
Other Income (Expense), Net
Other income (expense), net consists primarily of observable price adjustments related to our strategic investments in privately-held equity securities and the effect of exchange rates on our foreign currency-denominated asset and liability balances.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign and U.S. state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. and U.K. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Revenue	$272,198	$133,145	$501,112	$241,960
Cost of revenue(1)	106,121	50,446	203,467	93,003
Gross profit	166,077	82,699	297,645	148,957
Operating expenses(1):
Sales and marketing	182,903	92,663	349,707	190,540
Research and development	118,087	36,533	227,883	69,811
General and administrative	65,228	31,186	125,791	62,692
Total operating expenses	366,218	160,382	703,381	323,043
Operating loss	(200,141)	(77,683)	(405,736)	(174,086)
Interest income	2,190	1,689	4,802	4,137
Other income (expense), net	8,746	(1,109)	8,258	(1,042)
Loss before income taxes	(189,205)	(77,103)	(392,676)	(170,991)
Provision for income taxes	514	531	263	287
Net loss	$(189,719)	$(77,634)	$(392,939)	$(171,278)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Cost of revenue	$22,114	$1,164	$45,217	$2,281
Sales and marketing	52,336	5,135	98,389	10,233
Research and development	62,827	5,154	118,646	9,818
General and administrative	26,714	6,751	52,753	16,317
Total stock-based compensation	$163,991	$18,204	$315,005	$38,649

Prior to September 2020, all stock-based compensation associated with our restricted stock units (RSUs) granted prior to our IPO remained unrecognized as the performance-based vesting condition applicable to such RSUs was not deemed probable until consummated. Upon the effectiveness of our IPO in September 2020, we began recognizing, using an accelerated attribution method, stock-based compensation associated with our RSUs granted prior to our IPO as the performance-based vesting condition applicable to such RSUs was satisfied. We recognized stock-based compensation of $67.9 million and $142.0 million associated with such RSUs for the three and six months ended July 31, 2021, respectively.

The increase in stock-based compensation for the three and six months ended July 31, 2021 compared to the three and six months ended July 31, 2020 was also attributable to additional RSUs granted after our IPO with an increased weighted-average grant date fair value. We recognized stock-based compensation of $76.7 million and $130.3 million associated with such RSUs for the three and six months ended July 31, 2021, respectively. The remaining increase was primarily related to our 2020 Employee Stock Purchase Plan (2020 ESPP), which became effective in connection with our IPO.

As of July 31, 2021, total compensation cost related to unvested stock-based awards not yet recognized was $1.5 billion, which will be recognized over a weighted-average period of 3.1 years.

See Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Revenue	100%	100%	100%	100%
Cost of revenue(1)	39	38	41	38
Gross profit	61	62	59	62
Operating expenses(1):
Sales and marketing	68	70	70	79
Research and development	43	27	45	29
General and administrative	24	23	25	26
Total operating expenses	135	120	140	134
Operating loss	(74)	(58)	(81)	(72)
Interest income	1	1	1	1
Other income (expense), net	3	(1)	2	—
Loss before income taxes	(70)	(58)	(78)	(71)
Provision for income taxes	—	—	—	—
Net loss	(70%)	(58%)	(78%)	(71%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Cost of revenue	8%	1%	9%	1%
Sales and marketing	19	4	20	4
Research and development	23	4	24	4
General and administrative	10	5	10	7
Total stock-based compensation	60%	14%	63%	16%

Comparison of the Three and Six Months Ended July 31, 2021 and 2020
Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue:
Product	$254,623	$125,216	103%	$468,453	$227,033	106%
Professional services and other	17,575	7,929	122%	32,659	14,927	119%
Total	$272,198	$133,145	104%	$501,112	$241,960	107%
Percentage of revenue:
Product	94%	94%		93%	94%
Professional services and other	6%	6%		7%	6%
Total	100%	100%		100%	100%

Product revenue increased $129.4 million and $241.4 million for the three and six months ended July 31, 2021 compared to the three and six months ended July 31, 2020, respectively, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 169% as of July 31, 2021. The increase in product revenue was also driven by an increase in capacity sales prices of approximately 4% and 5% for the three and six months ended July 31, 2021, respectively, compared to the same periods in the prior year, primarily due to increased sales of higher editions of our offerings and better discipline over discounting. We had 116 customers with product revenue of greater than $1 million for the trailing 12 months ended July 31, 2021, an increase from 56 customers as of July 31, 2020. Such customers represented approximately 51% and 46% of our product revenue for each of the trailing 12 months ended July 31, 2021 and 2020, respectively. Approximately 96% and 95% of our revenue for the three and six months ended July 31, 2021, respectively, was derived from existing customers under capacity arrangements, compared to 96% and 94% for the same periods in the prior year, respectively. Approximately 1% and 2% of our revenue for the three and six months ended July 31, 2021, respectively, was derived from new customers under capacity arrangements, compared to 1% and 3% for the same periods in the prior year, respectively. The remainder was driven by on-demand arrangements. As described in the section titled “Impact of COVID-19,” we have experienced impacts from the COVID-19 pandemic, including the elongation of sales cycles, that may impact new customer acquisition, the timing of future revenue recognition, and our future growth rates. We continue to carefully monitor the impact of COVID-19 on product revenue, customer acquisitions, and net revenue retention rates.

Professional services and other revenue increased $9.6 million and $17.7 million for the three and six months ended July 31, 2021, respectively, compared to the same periods in the prior year as we expanded our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended July 31,			Six Months Ended July 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Product	$81,048	$42,716	90%	$153,128	$78,249	96%
Professional services and other	25,073	7,730	224%	50,339	14,754	241%
Total cost of revenue	$106,121	$50,446	110%	$203,467	$93,003	119%
Gross profit (loss):
Product	$173,575	$82,500	110%	$315,325	$148,784	112%
Professional services and other	(7,498)	199	NM	(17,680)	173	NM
Total gross profit	$166,077	$82,699	101%	$297,645	$148,957	100%
Gross margin:
Product	68%	66%		67%	66%
Professional services and other	(43%)	3%		(54%)	1%
Total gross margin	61%	62%		59%	62%
Headcount (at period end)
Product	194	101		194	101
Professional services and other	251	117		251	117
Total headcount	445	218		445	218
NM - Not meaningful.

Cost of product revenue increased $38.3 million and $74.9 million for the three and six months ended July 31, 2021 compared to the three and six months ended July 31, 2020, respectively. The increase was primarily due to an increase of $19.4 million and $37.8 million in third-party cloud infrastructure expenses as a result of increased customer consumption for the three and six months ended July 31, 2021, respectively, compared to the same periods in the prior year. Personnel-related costs and allocated overhead costs also increased $17.4 million and $34.0 million for the three and six months ended July 31, 2021, respectively, compared to the same periods in the prior year, as a result of increased stock-based compensation related to our RSUs, increased headcount, and overall increased costs to support the growth in our business.

Cost of professional services and other revenue increased $17.3 million and $35.6 million for the three and six months ended July 31, 2021 compared to the three and six months ended July 31, 2020, respectively. The increase was primarily due to an increase of $16.8 million and $35.2 million in personnel-related costs and allocated overhead costs for the three and six months ended July 31, 2021, respectively, compared to the same periods in the prior year, as a result of increased stock-based compensation related to our RSUs and increased headcount.

Our product gross margin was 68% and 67% for the three and six months ended July 31, 2021, respectively, compared to 66% for each of the three and six months ended July 31, 2020, primarily due to (i) higher volume-based discounts for our purchases of third-party cloud infrastructure, (ii) an increased percentage of revenue from consumption of computing resources due to better storage compression and from higher editions of our offerings, (iii) increased scale across our cloud infrastructure regions, and (iv) better discipline over discounting, partially offset by the increase in stock-based compensation described above. While we expect our product gross margin to increase for the fiscal year ending January 31, 2022, compared to the fiscal year ended January 31, 2021, fluctuations in the mix and timing of customers' consumption, which is inherently variable at our customers' discretion, whether or not a customer contracts with us through our marketplace listings, our discounting practices, including as a result of changes to the competitive environment, and the extent of our investments in our operations, could hinder any improvement in our product gross margin.

While our professional services and other gross margins decreased significantly as a result of the increase in stock-based compensation described above for the three and six months ended July 31, 2021, compared to the same periods in the prior year, we do not believe year-over-year changes in professional services and other gross margins are meaningful given that we are continuing to scale our professional services organization and our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Three Months Ended July 31,			Six Months Ended July 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$182,903	$92,663	97%	$349,707	$190,540	84%
Percentage of revenue	68%	70%		70%	79%
Headcount (at period end)	1,570	1,141		1,570	1,141

Sales and marketing expenses increased $90.2 million and $159.2 million for the three and six months ended July 31, 2021 compared to the three and six months ended July 31, 2020, respectively. The increase was primarily due to an increase of $74.9 million and $142.6 million in personnel-related costs (excluding commission expenses) and allocated overhead costs for the three and six months ended July 31, 2021, respectively, compared to the same periods in the prior year, as a result of increased stock-based compensation related to our RSUs and the 2020 ESPP, and increased headcount. Expenses associated with sales commissions and draws paid to our sales force, including amortization of deferred commissions, and third-party referral fees increased $7.8 million and $12.7 million for the three and six months ended July 31, 2021, respectively, compared to the same periods in the prior year, primarily due to an increase in customers’ consumption of our platform. The remaining increase in sales and marketing expenses was driven by an increase of $4.5 million and $5.9 million in advertising costs and other expenses associated with our marketing programs for the three and six months ended July 31, 2021, respectively, compared to the same periods in the prior year.

The overall increase in sales and marketing expenses for the six months ended July 31, 2021 was partially offset by lower than anticipated travel and event expenses as we continue to impose certain travel restrictions and replace in-person events with digital events in response to the COVID-19 pandemic. These changes resulted in a $2.5 million reduction in travel-related expenses and a $1.7 million reduction in expenses relating to our user conferences and events, for the six months ended July 31, 2021 compared to the same periods in the prior year.
Research and Development

	Three Months Ended July 31,			Six Months Ended July 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$118,087	$36,533	223%	$227,883	$69,811	226%
Percentage of revenue	43%	27%		45%	29%
Headcount (at period end)	642	384		642	384

Research and development expenses increased $81.6 million and $158.1 million for the three and six months ended July 31, 2021 compared to the three and six months ended July 31, 2020, respectively. The increase was primarily due to an increase of $75.3 million and $144.9 million in personnel-related costs and allocated overhead costs for the three and six months ended July 31, 2021, respectively, compared to the same periods in the prior year, as a result of increased stock-based compensation related to our RSUs and increased headcount, offset by capitalized internal-use software development costs. Additionally, third-party cloud infrastructure expenses incurred in developing our platform increased $4.7 million and $10.0 million for the three and six months ended July 31, 2021, respectively, compared to the same periods in the prior year.

General and Administrative

	Three Months Ended July 31,			Six Months Ended July 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$65,228	$31,186	109%	$125,791	$62,692	101%
Percentage of revenue	24%	23%		25%	26%
Headcount (at period end)	603	294		603	294

General and administrative expenses increased $34.0 million and $63.1 million for the three and six months ended July 31, 2021 compared to the three and six months ended July 31, 2020, respectively. The increase was primarily due to an increase of $29.7 million and $55.0 million in personnel-related costs and allocated overhead costs for the three and six months ended July 31, 2021, respectively, compared to the same periods in the prior year, as a result of increased stock-based compensation related to our RSUs and increased headcount. The remaining increase in general and administrative expenses was due to an increase of $2.6 million and $5.3 million in insurance expenses incurred as a result of becoming a public company for the three and six months ended July 31, 2021, respectively, compared to the same periods in the prior year.
Other Income (Expense), Net

	Three Months Ended July 31,			Six Months Ended July 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)			(dollars in thousands)
Unrealized gains on strategic investments in privately-held equity securities	$8,060	$—	NM	$8,060	$—	NM
Other	686	(1,109)	(162%)	198	(1,042)	(119%)
Other income (expense), net	$8,746	$(1,109)	(889%)	$8,258	$(1,042)	(893%)
NM - Not meaningful.

Other income (expense), net increased $9.9 million and $9.3 million for three and six months ended July 31, 2021 compared to the three and six months ended July 31, 2020, respectively, primarily due to observable price adjustments related to our strategic investments in privately-held equity securities recorded during the three months ended July 31, 2021.
Provision for Income Taxes

	Three Months Ended July 31,			Six Months Ended July 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)			(dollars in thousands)
Loss before income taxes	$(189,205)	$(77,103)	145%	$(392,676)	$(170,991)	130%
Provision for income taxes	514	531	(3%)	263	287	(8%)
Effective tax rate	(0.3%)	(0.7%)		(0.1%)	(0.2%)

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

Our IPO resulted in aggregate net proceeds of $3.7 billion, after underwriting discounts of $121.7 million. We also received aggregate proceeds of $500.0 million related to certain concurrent private placements, and did not pay any underwriting discounts or commissions with respect to the shares that were sold in these private placements.

As of July 31, 2021, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $5.1 billion. Our investments primarily consist of corporate notes and bonds, commercial paper, U.S. government and agency securities, money market funds, and certificates of deposit.

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

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2021	2020

Net cash provided by (used in) operating activities	$15,743	$(45,277)
Net cash used in investing activities	(228,031)	(441,403)
Net cash provided by financing activities	92,263	498,592
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead costs. We have supplemented working capital through net proceeds from the sale of equity securities.

Net cash provided by (used in) operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, net of amounts capitalized, depreciation and amortization of property and equipment, amortization of acquired intangible assets, amortization of operating lease right-of-use assets, amortization of deferred commissions, and changes in operating assets and liabilities during each period.

For the six months ended July 31, 2021, net cash provided by operating activities was $15.7 million, primarily consisting of our net loss of $392.9 million, adjusted for non-cash charges of $379.3 million, and net cash inflows of $29.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities during the six months ended July 31, 2021 were (i) a $66.0 million increase in deferred revenue due to invoicing for prepaid capacity agreements outpacing revenue recognition, (ii) a $55.9 million decrease in accounts receivable primarily due to timing of billings, as we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year as a result of industry buying patterns, and (iii) a $23.7 million increase in accrued expenses and other liabilities primarily due to increased headcount and growth in our business, partially offset by (i) a $70.1 million increase in prepaid expenses and other assets primarily driven by increased prepaid third-party cloud infrastructure expenses, (ii) a $33.9 million increase in deferred commissions earned on bookings, and (iii) a $16.0 million decrease in operating lease liabilities primarily due to payments related to our operating lease obligations.

For the six months ended July 31, 2020, net cash used in operating activities was $45.3 million, primarily consisting of our net loss of $171.3 million, adjusted for non-cash charges of $77.1 million and net cash inflows of $48.9 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities during the six months ended July 31, 2020 were (i) a $46.8 million increase in deferred revenue, resulting primarily from increased prepaid capacity arrangements, (ii) a $27.1 million decrease in accounts receivable due to timing of collections, and (iii) an $11.0 million increase in accrued expenses and other liabilities due to increased headcount and growth in our business, partially offset by (i) a $17.4 million decrease in operating lease liabilities due to payments related to our operating lease obligations, (ii) a $14.3 million increase in deferred commissions earned on bookings, and (iii) a $2.8 million decrease in accounts payable due to the timing of payments.

Net cash provided by (used in) operating activities increased $61.0 million for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, primarily due to an increase of $316.9 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect net cash used in operating activities to decrease for the fiscal year ending January 31, 2022 compared to the fiscal year ended January 31, 2021.
Investing Activities
Net cash used in investing activities for the six months ended July 31, 2021 was $228.0 million, primarily as a result of net purchases of investments, and, to a lesser extent, purchases of intangible assets, purchases of property and equipment to support our office facilities, and capitalized internal-use software development costs.

Net cash used in investing activities for the six months ended July 31, 2020 was $441.4 million, primarily as a result of net purchases of investments, and, to a lesser extent, purchases of property and equipment to support additional office facilities, purchases of intangible assets, cash paid for a business combination, and capitalized internal-use software development costs.
Financing Activities
Net cash provided by financing activities for the six months ended July 31, 2021 was $92.3 million, primarily as a result of proceeds from the issuance of equity securities under our equity incentive plans.

Net cash provided by financing activities for the six months ended July 31, 2020 was $498.6 million, primarily as a result of proceeds from the issuance of equity securities.

Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the six months ended July 31, 2021 from the commitments and contractual obligations disclosed in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, which was filed with the SEC on March 31, 2021.

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

JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Based on the market value of our Class A common stock held by non-affiliates as of the last business day of our fiscal second quarter ended July 31, 2021, we will cease to be an emerging growth company as of January 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of July 31, 2021, we had $5.1 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, commercial paper, U.S. government and agency securities, money market funds, and certificates of deposit. In addition, we had $16.8 million of restricted cash primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. A hypothetical 10% increase or decrease in interest rates would have resulted in a decrease of $228.1 million or an increase of $5.3 million, respectively, in the market value of our cash equivalents, and short-term and long-term investments as of July 31, 2021.
Foreign Currency Exchange Risk
Our reporting currency is the United States dollar. The functional currency of our foreign subsidiaries is the U.S. dollar, the Euro, or the Indian Rupee. The majority of our sales are currently denominated in U.S. dollars, although we have recently started executing sales in Euros. Therefore our revenue is not currently subject to significant foreign currency risk, but that may change in the future. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the United States and to a lesser extent in Europe, Canada, and the Asia Pacific region. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would currently have a material impact on our operating results.
Other Market Risk
Our strategic investments in privately-held equity securities are inherently risky. We account for these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in observable transactions for the same or similar investments of the same issuer. There may be volatility to our condensed consolidated statements of operations as a result of changes in the carrying amount of our strategic investments in privately-held securities. As of July 31, 2021 and January 31, 2021, the carrying amount of our investments in privately-held equity securities was $92.0 million and $41.0 million, respectively.

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

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our common stock could decline. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.
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
We were founded in 2012 and first offered our platform for sale in 2014. Our revenue was $272.2 million and $133.1 million for the three months ended July 31, 2021 and 2020, respectively, and $501.1 million and $242.0 million for the six months ended July 31, 2021 and 2020, respectively. However, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations, including revenue, RPO, and the percentage of RPO we expect to be recognized as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

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
We have experienced net losses in each period since inception. We generated net losses of $189.7 million and $77.6 million for the three months ended July 31, 2021 and 2020, respectively, and $392.9 million and $171.3 million for the six months ended July 31, 2021 and 2020, respectively. As of July 31, 2021 and January 31, 2021, we had an accumulated deficit of $1.6 billion and $1.2 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform and expand our sales, marketing, and professional services teams. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under these cloud infrastructure contracts, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems and operating as a public company. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.

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
Our platform processes, stores, and transmits our customers’ and partners’ proprietary, confidential, and sensitive data, such as personal information, protected health information, and financial data. Our platform is built to be available on the infrastructure of third-party public cloud providers, such as AWS, Azure, and GCP. We also use third-party service providers and sub-processors to help us deliver services to our customers and their end-users. These vendors may store or process proprietary, confidential, and sensitive data such as personal information, protected health information, or other information of our employees, our partners, our customers, or our customers’ end-users. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. While we, our third-party service providers, and our sub-processors have implemented or are contractually obligated to implement security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, access, acquisition, modification, misuse, destruction, or loss of our, our customers’, our customers’ end users’, or our partners’ data. Any security breach of our platform, our operational systems, our software (including open source software), physical facilities, or the systems of our third-party service providers or sub-processors, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we may not control the security measures of our third-party service providers or sub-processors, we may be responsible for any breach of such measures.

Cyber-attacks, denial-of-service attacks, ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry and our customers’ industries. In addition to such attacks, we may experience unavailable systems, unauthorized accidental or unlawful access, acquisition, or disclosure of information due to employee error, theft or misuse, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches prior to or while they are occurring. The recovery systems, security protocols, network protection mechanisms, and other security measures that we have integrated into our platform, systems, networks, and physical facilities, which are designed to protect against, detect, and minimize security breaches, may not be adequate to prevent, detect, or minimize service interruption, system failure, or data loss. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ or partners’ data or to disrupt our operations or ability to provide our services. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks, or physical facilities utilized by our third-party processors.

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
We must expand our sales and marketing organization to increase our sales to new and existing customers. We plan to continue expanding our direct sales force, both domestically and internationally, particularly our direct enterprise sales organization focused on sales to the world’s largest organizations. It may require significant time and resources to effectively onboard new sales and marketing personnel, and our continued remote working conditions could result in less effective, more operationally complicated, or lengthier onboarding processes. We also plan to dedicate significant resources to sales and marketing programs that are focused on these large organizations. Once a new customer begins using our platform, our sales team will need to continue to focus on expanding consumption with that customer. All of these efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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
The potential long-term impact and duration of the COVID-19 pandemic (including any new variants) on the global economy and our business continue to be difficult to assess or predict. Potential impacts include:

•Our customer prospects and our existing customers may experience, or may continue to experience, slowdowns in their businesses, which in turn may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections.
•Most of our employees are working, and may continue to work, remotely, which may result in decreased employee productivity, collaboration, and morale, with increased unwanted employee attrition.
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
While vaccines have become available in certain countries and some economies have reopened, the status of the global recovery remains uncertain and unpredictable. Business activity may not recover as quickly as anticipated, and widespread recovery will be impacted by future developments, including future waves of outbreak or new variant strains of the virus which may require re-closures or other preventative measures. Conditions will be subject to the effectiveness of government policies, vaccine administration rates, and other factors that may not be foreseeable. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
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

In order to continue to hire and retain highly qualified personnel, we will need to continue to hire in new locations around the world as well as consider flexible work options, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees.

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 20% and 19% of our revenue for the three and six months ended July 31, 2021, respectively. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
•COVID-19 or any other pandemics or epidemics that could result in decreased economic activity in certain markets; additional costs associated with travel, return to work, or other restrictions that are specific to certain markets; decreased use of our products and services; or decreased ability to import, export, or sell our products and services to existing or new customers in international markets;
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
Our platform and the public cloud infrastructure on which our platform relies are vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, disease, such as the COVID-19 pandemic, and similar events. Some of our United States corporate offices in which we operate and certain of the public cloud data centers on which our platform runs are located in the San Francisco Bay Area and Pacific Northwest, regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our public cloud providers could result in disruptions, outages, and other performance and quality problems. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be seriously harmed.
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
•We are following developments regarding the frameworks that address the transfer of personal information outside of the EU and Switzerland, including the Privacy Shield frameworks and the standard contractual clauses, such as the invalidation of the EU-U.S. Privacy Shield framework and the new standard contractual clauses adopted in June 2021, as well as recommendations by the European Data Protection Board in November 2020 on measures that supplement transfer tools (such as standard contractual clauses) to ensure the EU level of protection of personal information.

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

These and other similar legal and regulatory developments could contribute to legal and economic uncertainty, increase our exposure to liability, affect how we design, market, sell, and operate our platform, how our customers and partners process and share data, how we process and use data, and how we transfer personal data from one jurisdiction to another, any of which could require us to take on more onerous obligations in our contracts, impact our ability to operate in certain jurisdictions, and/or negatively impact the types of data available on or the demand for our platform. It is possible that new laws may be adopted or existing laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We may incur substantial costs to comply with such laws and regulations, to meet the demands of our customers relating to their own compliance with applicable laws and regulations, and to establish and maintain internal policies, self-certifications, and third-party certifications supporting our compliance programs. Our customers may delegate their GDPR compliance or other privacy law obligations to us via contract, and we may otherwise be required to expend resources to assist our customers with such compliance obligations. In addition, any actual or perceived non-compliance with applicable laws, regulations, policies, contractual obligations, or certifications could result in proceedings, investigations, or claims against us by regulatory authorities, customers, or others, leading to reputational harm, significant fines, litigation costs, and damages. For example, if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to EUR 20.0 million or 4% of our worldwide annual revenue, whichever is greater, as well as potential data processing restrictions and penalties for a violation of certain GDPR requirements. Even if we are not determined to have violated these laws and other obligations, investigations into these issues typically require the expenditure of significant resources and generate negative publicity. In addition, any failure by our third-party processors to comply with applicable law, regulations, or contractual obligations could result in proceedings against us by governmental entities or others. All of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

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
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price or trading volume of our common stock could decline.
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

Based on the market value of our Class A common stock held by non-affiliates as of the last business day of our fiscal second quarter ended July 31, 2021, we will cease to be an emerging growth company as of January 31, 2022 and will no longer be able to take advantage of these various exemptions.
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company,” which, based on the market value of our Class A common stock held by non-affiliates as of the last business day of our fiscal second quarter ended July 31, 2021, will be January 31, 2022. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of January 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We have established an internal audit group, and as we continue to grow, we will hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Date: September 2, 2021

SNOWFLAKE INC.

By:	/s/ Frank Slootman
Name:	Frank Slootman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)