Form 10-Q
period 2021-10-31
Snowflake Inc.
filed 2021-12-03
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 19, 2021, there were 306.3 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding.
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

Page
PART I. Financial Information	4
ITEM 1. Financial Statements (Unaudited)	4
Condensed Consolidated Balance Sheets as of October 31, 2021 and January 31, 2021	5
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2021 and 2020	6
Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended October 31, 2021 and 2020	7
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended October 31, 2021 and 2020	8
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2021 and 2020	10
Notes to Condensed Consolidated Financial Statements	11
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	48
ITEM 4. Controls and Procedures	49
PART II. Other Information	50
ITEM 1. Legal Proceedings	50
ITEM 1A. Risk Factors	50
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	75
ITEM 3. Defaults Upon Senior Securities	75
ITEM 4. Mine Safety Disclosures	75
ITEM 5. Other Information	75
ITEM 6. Exhibits	76
Signatures	77

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
•the effects of the ongoing COVID-19 pandemic or other public health crises and their related public health measures on our business, the business of our customers and partners, and the economy;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 31, 2021	January 31, 2021

Assets
Current assets:
Cash and cash equivalents	$935,217	$820,177
Short-term investments	2,955,613	3,087,887
Accounts receivable, net	254,243	294,017
Deferred commissions, current	42,896	32,371
Prepaid expenses and other current assets	120,288	66,200
Total current assets	4,308,257	4,300,652
Long-term investments	1,211,858	1,165,275
Property and equipment, net	94,377	68,968
Operating lease right-of-use assets	184,057	186,818
Goodwill	8,449	8,449
Intangible assets, net	26,167	16,091
Deferred commissions, non-current	101,551	86,164
Other assets	228,755	89,322
Total assets	$6,163,471	$5,921,739
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,559	$5,647
Accrued expenses and other current liabilities	163,238	125,315
Operating lease liabilities, current	25,194	19,650
Deferred revenue, current	759,744	638,652
Total current liabilities	958,735	789,264
Operating lease liabilities, non-current	178,697	184,887
Deferred revenue, non-current	7,132	4,194
Other liabilities	12,225	6,923
Total liabilities	1,156,789	985,268
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000,000 shares authorized as of October 31, 2021 and January 31, 2021; zero shares issued and outstanding as of October 31, 2021 and January 31, 2021	—	—
Class A common stock; $0.0001 par value per share; 2,500,000,000 shares authorized as of October 31, 2021 and January 31, 2021; 305,899,486 and 111,374,416 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively(1)	30	11
Class B common stock; $0.0001 par value per share; 185,461,432 and 355,000,000 shares authorized as of October 31, 2021 and January 31, 2021, respectively; zero and 176,543,188 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively(1)	—	17
Additional paid-in capital	6,797,354	6,175,425
Accumulated other comprehensive income (loss)	(3,486)	439
Accumulated deficit	(1,787,216)	(1,239,421)
Total stockholders’ equity	5,006,682	4,936,471
Total liabilities and stockholders’ equity	$6,163,471	$5,921,739
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

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Revenue	$334,441	$159,624	$835,553	$401,584
Cost of revenue	120,786	66,681	324,253	159,684
Gross profit	213,655	92,943	511,300	241,900
Operating expenses:
Sales and marketing	190,971	134,727	540,678	325,267
Research and development	115,900	74,138	343,783	143,949
General and administrative	64,055	53,532	189,846	116,224
Total operating expenses	370,926	262,397	1,074,307	585,440
Operating loss	(157,271)	(169,454)	(563,007)	(343,540)
Interest income	1,985	1,517	6,787	5,654
Other income (expense), net	1,609	(519)	9,867	(1,561)
Loss before income taxes	(153,677)	(168,456)	(546,353)	(339,447)
Provision for income taxes	1,179	433	1,442	720
Net loss	$(154,856)	$(168,889)	$(547,795)	$(340,167)
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted(1)	$(0.51)	$(1.01)	$(1.84)	$(3.63)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders – basic and diluted(1)	303,006,685	166,868,200	297,435,637	93,763,599
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

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Net loss	$(154,856)	$(168,889)	$(547,795)	$(340,167)
Other comprehensive income (loss):
Foreign currency translation adjustments	(361)	—	(63)	—
Net change in unrealized gains or losses on available-for-sale securities	(4,266)	(771)	(3,862)	159
Total other comprehensive income (loss)	(4,627)	(771)	(3,925)	159
Comprehensive loss	$(159,483)	$(169,660)	$(551,720)	$(340,008)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31, 2021
	Redeemable Convertible Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—July 31, 2021	—	$—	300,584,903	$30	$6,596,154	$1,141	$(1,632,360)	$4,964,965
Issuance of common stock upon exercise of stock options	—	—	4,222,037	—	24,708	—	—	24,708
Issuance of common stock under employee stock purchase plan	—	—	111,645	—	25,829	—	—	25,829
Vesting of early exercised stock options and restricted common stock	—	—	—	—	191	—	—	191
Vesting of restricted stock units	—	—	980,901	—	—	—	—	—
Stock-based compensation	—	—	—	—	150,472	—	—	150,472
Other comprehensive loss	—	—	—	—	—	(4,627)	—	(4,627)
Net loss	—	—	—	—	—	—	(154,856)	(154,856)
BALANCE—October 31, 2021	—	$—	305,899,486	$30	$6,797,354	$(3,486)	$(1,787,216)	$5,006,682

	Three Months Ended October 31, 2020
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

BALANCE—July 31, 2020	182,271,099	$1,415,047	62,257,063	$6	$219,046	$1,146	$(871,597)	$(651,399)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(182,271,099)	(1,415,047)	182,271,099	18	1,415,029	—	—	1,415,047
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts	—	—	36,366,666	4	4,242,280	—	—	4,242,284
Issuance of common stock upon exercise of stock options	—	—	2,186,819	—	10,362	—	—	10,362
Exercise of common stock warrants	—	—	32,241	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	1,756	—	—	1,756
Vesting of restricted stock units	—	—	5,657	—	—	—	—	—
Stock-based compensation	—	—	—	—	119,425	—	—	119,425
Other comprehensive loss	—	—	—	—	—	(771)	—	(771)
Net loss	—	—	—	—	—	—	(168,889)	(168,889)
BALANCE—October 31, 2020	—	$—	283,119,545	$28	$6,007,898	$375	$(1,040,486)	$4,967,815

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share and per share data)
(unaudited)

	Nine Months Ended October 31, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock(1)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2021	—	$—	287,917,604	$28	$6,175,425	$439	$(1,239,421)	$4,936,471
Issuance of common stock upon exercise of stock options	—	—	15,278,682	2	90,374	—	—	90,376
Issuance of common stock under employee stock purchase plan	—	—	370,452	—	52,227	—	—	52,227
Vesting of early exercised stock options and restricted common stock	—	—	—	—	614	—	—	614
Vesting of restricted stock units	—	—	2,332,748	—	—	—	—	—
Stock-based compensation	—	—	—	—	478,714	—	—	478,714
Other comprehensive loss	—	—	—	—	—	(3,925)	—	(3,925)
Net loss	—	—	—	—	—	—	(547,795)	(547,795)
BALANCE—October 31, 2021	—	$—	305,899,486	$30	$6,797,354	$(3,486)	$(1,787,216)	$5,006,682

	Nine Months Ended October 31, 2020
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2020	169,921,272	$936,474	55,452,421	$6	$155,340	$216	$(700,319)	$(544,757)
Issuance of Series G-1 and Series G-2 redeemable convertible preferred stock at $38.77 per share, net of issuance costs of $230	12,349,827	478,573	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(182,271,099)	(1,415,047)	182,271,099	18	1,415,029			1,415,047
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts	—	—	36,366,666	4	4,242,280			4,242,284
Issuance of common stock upon exercise of stock options	—	—	9,031,461	—	31,098	—	—	31,098
Exercise of common stock warrants	—	—	32,241	—	—			—
Repurchase of early exercised stock options	—	—	(40,000)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	5,341	—	—	5,341
Vesting of restricted stock units			5,657	—				—
Stock-based compensation	—	—	—	—	158,810	—	—	158,810
Other comprehensive income	—	—	—	—	—	159	—	159
Net loss	—	—	—	—	—	—	(340,167)	(340,167)
BALANCE—October 31, 2020	—	$—	283,119,545	$28	$6,007,898	$375	$(1,040,486)	$4,967,815

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

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(547,795)	$(340,167)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,586	6,611
Non-cash operating lease costs	25,895	24,840
Amortization of deferred commissions	26,824	21,233
Stock-based compensation, net of amounts capitalized	459,392	157,790
Net amortization of premiums on investments	36,938	1,117
Unrealized gains on strategic investments in equity securities	(8,515)	—
Other	2,535	4,073
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	39,142	9,221
Deferred commissions	(52,892)	(27,261)
Prepaid expenses and other assets	(112,798)	(29,480)
Accounts payable	4,591	(3,806)
Accrued expenses and other liabilities	43,106	22,477
Operating lease liabilities	(24,758)	(23,418)
Deferred revenue	124,030	111,739
Net cash provided by (used in) operating activities	31,281	(65,031)
Cash flows from investing activities:
Purchases of property and equipment	(12,209)	(24,018)
Capitalized internal-use software development costs	(8,612)	(4,014)
Cash paid for business combinations, net of cash acquired	—	(6,035)
Purchases of intangible assets	(11,182)	(6,184)
Purchases of investments	(3,042,396)	(1,235,020)
Sales of investments	407,003	28,705
Maturities and redemptions of investments	2,610,429	371,528
Net cash used in investing activities	(56,967)	(875,038)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	478,573
Proceeds from initial public offering and private placements, net of underwriting discounts	—	4,242,284
Proceeds from early exercised stock options	—	159
Proceeds from exercise of stock options	90,444	31,100
Proceeds from issuance of common stock under the employee stock purchase plan	52,227	—
Proceeds from repayments of a nonrecourse promissory note	—	2,090
Repurchases of early exercised stock options	—	(30)
Payments of deferred purchase consideration for business combinations	—	(1,164)
Net cash provided by financing activities	142,671	4,753,012

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	21	—
Net increase in cash, cash equivalents, and restricted cash	117,006	3,812,943
Cash, cash equivalents, and restricted cash—beginning of period	835,193	141,976
Cash, cash equivalents, and restricted cash—end of period	$952,199	$3,954,919
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$3,115	$2,803
Stock-based compensation included in capitalized software development costs	$18,923	$1,020
Vesting of early exercised stock options and restricted common stock	$615	$3,251
Intangible assets included in accrued expenses and other liabilities	$4,544	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$935,217	$3,939,925
Restricted cash – included in other assets and prepaid expenses and other current assets	16,982	14,994
Total cash, cash equivalents, and restricted cash	$952,199	$3,954,919

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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2021 and the results of operations for the three and nine months ended October 31, 2021 and 2020, and cash flows for the nine months ended October 31, 2021 and 2020. The condensed balance sheet as of January 31, 2021 was derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended October 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, stand-alone selling prices (SSP) for each distinct performance obligation, internal-use software development costs, expected period of benefit for deferred commissions, the useful lives of long-lived assets, the carrying value of operating lease right-of-use assets, the valuation of the Company’s common stock prior to its initial public offering (IPO) in September 2020, stock-based compensation, accounting for income taxes, and the fair value of investments in marketable and non-marketable securities.

The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, which was filed with the SEC on March 31, 2021. There have been no significant changes to these policies during the nine months ended October 31, 2021, except for (i) the accounting policies for accounts receivable and investments that were updated below as a result of the Company’s adoption of the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective February 1, 2021, and (ii) the accounting policy for strategic investments that was updated below with respect to the Company’s strategic investment in marketable equity securities during the three months ended October 31, 2021.
Accounts Receivable
Accounts receivable includes billed and unbilled receivables, net of allowance for credit losses. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for credit losses is estimated based on the Company’s assessment of the collectibility of accounts receivable by considering various factors, including the age of each outstanding invoice, the collection history of each customer, historical write-off experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions over the life of the receivable. The Company assesses collectibility by reviewing accounts receivable on an aggregate basis when similar characteristics exist and on an individual basis when specific customers with collectibility issues are identified. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Allowance for credit losses was $0.9 million and $2.6 million as of October 31, 2021 and January 31, 2021, respectively.
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
Strategic Investments
The Company’s strategic investments consist of non-marketable equity and debt securities in privately-held companies and marketable equity securities in publicly-traded companies, in each case in which the Company does not have a controlling interest or significant influence. Strategic investments are included in other assets on the condensed consolidated balance sheets.

The Company’s non-marketable equity securities are recorded at cost and adjusted for observable transactions for the same or similar investments of the same issuer (referred to as the Measurement Alternative) or impairment. For these investments, the Company recognizes remeasurement adjustments, including upward and downward adjustments, and impairments, if any, in other income (expense), net in the condensed consolidated statements of operations. Valuations of privately-held securities are inherently complex due to the lack of readily available market data and require the use of judgment. For example, determining whether an orderly transaction is for an identical or similar investment requires judgment based on the rights and obligations that attached to the securities. In determining the estimated fair value of these investments, the Company uses the most recent data available to the Company.

Marketable equity securities are measured at fair value with changes in fair value recorded in other income (expense), net in the condensed consolidated statements of operations.

Non-marketable debt securities are classified as available-for-sale and are recorded at their estimated fair value with changes in fair value recorded through accumulated other comprehensive income (loss).

Strategic investments are subject to periodic impairment analyses, which involve an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, and the rate at which the investee is using its cash. If the investment is considered impaired, the Company recognizes an impairment through other income (expense), net in the condensed consolidated statements of operations and establishes a new carrying value for the investment.
Recently Adopted Accounting Pronouncements
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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes (ASC 740) in order to reduce the cost and complexity of its application. This new guidance is effective for the Company for its fiscal year beginning February 1, 2022 and interim periods within its fiscal year beginning February 1, 2023, and early adoption is permitted. Most amendments within this guidance are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company early adopted this guidance effective February 1, 2021, and the adoption did not have a material impact on its condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. This new guidance is effective for the Company for its fiscal year beginning February 1, 2023 and interim periods within that fiscal year, and early adoption is permitted. The Company early adopted this guidance upon issuance to all business combinations that occur on or after the date of adoption. The adoption had no impact on the Company’s condensed consolidated financial statements as there were no acquisitions accounted for as business combinations in fiscal 2022.

3. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	October 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$581,689	$—	$—	$581,689
U.S. government securities	60,000	—	—	60,000
Commercial paper	46,992	1	—	46,993
Certificates of deposit	27,001	1	—	27,002
Corporate notes and bonds	6,193	1	(1)	6,193
Total cash equivalents	721,875	3	(1)	721,877
Investments:
Corporate notes and bonds	2,512,863	192	(3,278)	2,509,777
Commercial paper	1,066,027	82	(131)	1,065,978
U.S. government and agency securities	391,632	25	(321)	391,336
Certificates of deposit	200,382	31	(33)	200,380
Total investments	4,170,904	330	(3,763)	4,167,471
Total cash equivalents and investments	$4,892,779	$333	$(3,764)	$4,889,348

	January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$334,891	$—	$—	$334,891
Commercial paper	242,040	2	(5)	242,037
Corporate notes and bonds	58,969	3	(2)	58,970
U.S. government securities	23,700	—	—	23,700
Certificates of deposit	23,500	3	—	23,503
Total cash equivalents	683,100	8	(7)	683,101
Investments:
Corporate notes and bonds	2,287,006	628	(481)	2,287,153
U.S. government and agency securities	1,016,059	250	(46)	1,016,263
Commercial paper	711,389	85	(102)	711,372
Certificates of deposit	238,278	97	(1)	238,374
Total investments	4,252,732	1,060	(630)	4,253,162
Total cash equivalents and investments	$4,935,832	$1,068	$(637)	$4,936,263

As of October 31, 2021, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale debt securities, by remaining contractual maturity, are as follows (in thousands):

October 31, 2021
Estimated Fair Value

Due within 1 year	$3,095,801
Due in 1 year to 3 years	1,211,858
Total	$4,307,659
The following table shows the fair values and the gross unrealized losses of these securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	October 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$17,998	$—	$—	$—	$17,998	$—
Corporate notes and bonds	5,058	(1)	—	—	5,058	(1)
Total cash equivalents	23,056	(1)	—	—	23,056	(1)
Investments:
Corporate notes and bonds	2,170,442	(3,278)	—	—	2,170,442	(3,278)
Commercial paper	449,901	(131)	—	—	449,901	(131)
U.S. government and agency securities	230,705	(321)	—	—	230,705	(321)
Certificates of deposit	40,844	(33)	—	—	40,844	(33)
Total investments	2,891,892	(3,763)	—	—	2,891,892	(3,763)
Total cash equivalents and investments	$2,914,948	$(3,764)	$—	$—	$2,914,948	$(3,764)

Gross unrealized losses on the Company’s available-for-sale marketable debt securities were $0.6 million as of January 31, 2021.

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair value of these securities due to credit related factors was not material as of October 31, 2021 or January 31, 2021.

See Note 4 for information regarding the Company’s strategic investments.

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

The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of October 31, 2021 (in thousands):

	Level 1	Level 2	Total

Cash equivalents:
Money market funds	$581,689	$—	$581,689
U.S. government securities	—	60,000	60,000
Commercial paper	—	46,993	46,993
Certificates of deposit	—	27,002	27,002
Corporate notes and bonds	—	6,193	6,193
Short-term investments:
Corporate notes and bonds	—	1,454,923	1,454,923
Commercial paper	—	1,065,978	1,065,978
U.S. government and agency securities	—	243,323	243,323
Certificates of deposit	—	191,389	191,389
Long-term investments:
Corporate notes and bonds	—	1,054,854	1,054,854
U.S. government and agency securities	—	148,013	148,013
Certificates of deposit	—	8,991	8,991
Total	$581,689	$4,307,659	$4,889,348

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
Strategic Investments
The table above does not include the Company’s strategic investments in non-marketable equity securities, which are recorded at fair value on a non-recurring basis using the Measurement Alternative, or the Company's strategic investments in marketable equity securities and non-marketable debt securities, which are recorded at fair value on a recurring basis.

The non-marketable equity and debt securities that the Company holds are valued using significant unobservable inputs or data in an inactive market. As a result, the Company classifies these assets as Level 3 within the fair value hierarchy. The estimation of fair value for the Company’s non-marketable equity securities requires the use of an observable transaction price and other unobservable inputs, including the volatility, rights, and obligations of the securities the Company holds. The marketable equity securities that the Company holds are valued using the quoted market price and are classified as Level 1 within the fair value hierarchy.

The following table presents the fair value hierarchy for the Company’s strategic investments measured at fair value as of October 31, 2021 (in thousands):

	Level 1	Level 3	Total

Equity securities:
Non-marketable equity securities	$—	$101,951	$101,951
Marketable equity securities	20,455	—	20,455
Debt securities:
Non-marketable debt securities	—	2,250	2,250
Total strategic investments	$20,455	$104,201	$124,656

The following table presents the fair value hierarchy for the Company’s strategic investments measured at fair value as of January 31, 2021 (in thousands):

	Level 1	Level 3	Total

Non-marketable equity securities	$—	$41,000	$41,000
Non-marketable debt securities	—	500	500
Total strategic investments	$—	$41,500	$41,500

The cumulative amount of upward adjustments recognized on the Company’s strategic investments in non-marketable equity securities was $8.1 million, all of which was recorded during the three months ended July 31, 2021.

During the three and nine months ended October 31, 2021, the Company made a strategic investment of $20.0 million in marketable equity securities and recognized an unrealized gain of $0.5 million on this investment.

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2021	January 31, 2021

Computers, equipment, and software	$6,642	$3,817
Furniture and fixtures	8,051	6,627
Leasehold improvements	51,670	41,593
Capitalized internal-use software development costs	16,030	12,855
Construction in progress	31,736	16,030
Total property and equipment	114,129	80,922
Less: accumulated depreciation and amortization(1)	(19,752)	(11,954)
Total property and equipment, net	$94,377	$68,968
________________
(1)Includes $8.6 million and $5.5 million of accumulated amortization related to capitalized internal-use software development costs as of October 31, 2021 and January 31, 2021, respectively.

Depreciation and amortization expense was $3.6 million and $9.9 million for the three and nine months ended October 31, 2021, respectively, and $2.0 million and $4.8 million for the three and nine months ended October 31, 2020, respectively.

6. Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	October 31, 2021	January 31, 2021

Finite-lived intangible assets
Assembled workforce	$15,099	$—
Developed technology	11,332	11,332
Patents	8,174	7,948
Other	47	47
Total finite-lived intangible assets	34,652	19,327
Less: accumulated amortization	(9,311)	(3,662)
Total finite-lived intangible assets, net	25,341	15,665
Infinite-lived intangible assets - trademarks	826	426
Total intangible assets, net	$26,167	$16,091

During the nine months ended October 31, 2021, the Company acquired $15.1 million of assembled workforce assets with a useful life of four years, $0.4 million of infinite-lived trademark intangible assets, and $0.2 million of patents with a useful life of four years.

Amortization expense of intangible assets was $1.9 million and $5.7 million for the three and nine months ended October 31, 2021, respectively, and $0.9 million and $1.9 million for the three and nine months ended October 31, 2020, respectively.

As of October 31, 2021, future amortization expense is expected to be as follows (in thousands):

Amount

Fiscal Year Ending January 31,
Remainder of 2022	$1,922
2023	7,687
2024	7,687
2025	6,838
2026	1,207
Total	$25,341
Goodwill
As of October 31, 2021 and January 31, 2021, goodwill was $8.4 million. No goodwill impairments were recorded for each of the three and nine months ended October 31, 2021 and 2020.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2021	January 31, 2021

Accrued compensation	$82,238	$62,451
Accrued third-party cloud infrastructure expenses	13,977	6,648
Employee contributions under employee stock purchase plan	11,252	22,068
Employee payroll tax withheld on employee stock transactions	10,222	1,340
Accrued professional services	8,199	6,628
Accrued taxes	6,850	4,498
Accrued purchases of property and equipment	2,550	6,718
Other	27,950	14,964
Total accrued expenses and other current liabilities	$163,238	$125,315

8. Deferred Revenue and Remaining Performance Obligations
Revenue recognized for the three months ended October 31, 2021 from amounts included in deferred revenue as of July 31, 2021 was $255.0 million. Revenue recognized for the three months ended October 31, 2020 from amounts included in deferred revenue as of July 31, 2020 was $121.2 million.

Revenue recognized for the nine months ended October 31, 2021 from amounts included in deferred revenue as of January 31, 2021 was $464.0 million. Revenue recognized for the nine months ended October 31, 2020 from amounts included in deferred revenue as of January 31, 2020 was $222.0 million.

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

As of October 31, 2021, the Company’s RPO was $1.8 billion, of which approximately 75% was related to contracts with original terms that exceed one year. The weighted-average remaining life of the Company’s contracts with original terms that exceed one year was 2.4 years as of October 31, 2021. However, the amount and timing of revenue recognition are generally driven by customer consumption, which can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal.

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

Sublease income was $3.4 million and $9.8 million for the three and nine months ended October 31, 2021, respectively, and $3.2 million and $9.6 million for the three and nine months ended October 31, 2020, respectively.

Other Contractual Commitments
Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level. There were no material contractual obligations that were entered into during the nine months ended October 31, 2021 that were outside the ordinary course of business.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three and nine months ended October 31, 2021 and 2020.

Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows for each of the three and nine months ended October 31, 2021 and 2020.

Letters of Credit—As of October 31, 2021, the Company had a total of $17.0 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three and nine months ended October 31, 2021 and 2020, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions were not material.

10. Redeemable Convertible Preferred Stock
During the nine months ended October 31, 2020, the Company issued 8,480,857 shares of Series G-1 redeemable convertible preferred stock and 3,868,970 shares of Series G-2 redeemable convertible preferred stock, each at a price of $38.77 per share. Upon completion of the IPO in September 2020, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 182,271,099, were automatically converted into an equivalent number of shares of Class B common stock on one-to-one basis and their carrying value of $1.4 billion was reclassified into stockholders’ equity. As of October 31, 2021 and January 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

11. Equity
Preferred Stock—In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share and with rights and preferences, including voting rights, designated from time to time by the board of directors.

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

The Company had reserved shares of common stock for future issuance as follows:

	October 31, 2021	January 31, 2021

2012 Equity Incentive Plan:
Options outstanding	47,781,688	64,574,656
Restricted stock units outstanding	5,034,800	7,520,474
2020 Equity Incentive Plan:
Shares available for future grants	45,681,389	32,871,367
Restricted stock units outstanding	5,081,153	1,828,083
2020 Employee Stock Purchase Plan:
Shares available for future grants	8,208,724	5,700,000
Total shares of common stock reserved for future issuance	111,787,754	112,494,580

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

In September 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (2020 ESPP), which became effective in connection with the IPO. The 2020 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 5,700,000 shares of the Company’s Class A common stock have been reserved for future issuance under the 2020 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the 2020 ESPP. The price at which Class A common stock is purchased under the 2020 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower. Offering periods are generally six months long and begin on March 15 and September 15 of each year, except for the first two offering periods. The initial offering period began on September 15, 2020 and ended on February 26, 2021. The second offering period began on March 1, 2021 and ended on September 14, 2021.

Stock Options—Stock options granted under the 2012 Plan and the 2020 Plan (collectively, the Plans) generally vest based on continued service over four years and expire ten years from the date of grant. Certain stock options granted under the 2012 Plan are exercisable at any time following the date of grant and expire ten years from the date of grant.

Stock option activity and activity regarding shares available for grant under the Plans during the nine months ended October 31, 2021 is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2021	32,871,367	64,574,656	$7.04	7.7	$17,138,896
Shares authorized	14,395,880	—
Options exercised	—	(7,081,859)	$5.82
Options canceled	608,303	(608,303)	$4.70
RSUs granted	(2,413,881)	—
RSUs forfeited	112,600	—
Balance—April 30, 2021	45,574,269	56,884,494	$7.21	7.5	$12,763,483
Options exercised	—	(3,974,786)	$6.15
Options canceled	659,620	(659,620)	$8.51
RSUs granted	(584,752)	—
RSUs forfeited	119,507	—
Balance—July 31, 2021	45,768,644	52,250,088	$7.28	7.3	$13,503,560
Options exercised	—	(4,222,037)	$5.85
Options canceled	246,363	(246,363)	$8.56
RSUs granted	(561,159)	—
RSUs forfeited	227,541	—
Balance—October 31, 2021	45,681,389	47,781,688	$7.40	7.1	$16,553,557
Vested and exercisable as of October 31, 2021		24,561,457	$6.24	6.7	$8,537,609

No options were granted during the nine months ended October 31, 2021 and the weighted-average grant-date fair value of options granted during the nine months ended October 31, 2020 was $22.67. The intrinsic value of options exercised for the nine months ended October 31, 2021 and 2020 was $3.8 billion and $544.5 million, respectively. The aggregate grant-date fair value of options vested for the nine months ended October 31, 2021 and 2020 was $62.7 million and $71.0 million, respectively.

Restricted Stock Awards—Restricted stock award activity during the nine months ended October 31, 2021 is as follows:

	Out of the Plans
	Number of Shares	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2021	741,911	$2.11
Vested	(90,412)	$2.10
Unvested Balance—April 30, 2021	651,499	$2.11
Vested	(90,414)	$2.10
Unvested Balance—July 31, 2021	561,085	$2.11
Vested	(90,412)	$2.10
Unvested Balance—October 31, 2021	470,673	$2.11

In December 2017, the Company issued 1,250,000 shares of restricted common stock out of the 2012 Plan to an employee at $1.59 per share, payable by a promissory note. The promissory note accrued interest at the lower of 2.11% per annum or the maximum interest rate on commercial loans permissible by law and was partially secured by the underlying restricted stock. The promissory note was considered nonrecourse from an accounting standpoint, and therefore the note is not reflected in the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit). Rather, the note and the share purchases are accounted for as stock option grants, with the related stock-based compensation measured using the Black-Scholes option-pricing model and recognized over the vesting period of five years. The associated shares are legally outstanding and included in the balance of Class B common stock outstanding in the condensed consolidated financial statements during the periods in which Class B common stock was outstanding and in the balance of Class A common stock outstanding thereafter. None of these shares of restricted common stock were considered vested before the underlying promissory note was repaid. In May and June 2020, the outstanding principal amount and all accrued interest under this promissory note of $2.1 million was repaid, and 312,500 shares of restricted common stock were unvested as of October 31, 2021.

In March 2019, in connection with the acquisition of a privately-held company, the Company issued 661,635 shares of restricted common stock out of the 2012 Plan. Of the total shares issued, 215,031 shares vested on the grant date, and the remaining shares vest over four years from the grant date. The related post-acquisition stock-based compensation of $1.1 million is being amortized over the requisite service period of four years in the condensed consolidated statements of operations. As of October 31, 2021, 158,173 shares of these restricted common stock were unvested.

Common Stock Subject to Repurchase—Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded in other liabilities on the condensed consolidated balance sheets. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the stock option activity table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through the early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. There were 66,515 and 245,633 shares subject to repurchase as of October 31, 2021 and January 31, 2021, respectively, as a result of early exercised options.

As of October 31, 2021 and January 31, 2021, the liabilities for common stock subject to repurchase were $0.5 million and $1.2 million, respectively, which were recorded as other liabilities on the condensed consolidated balance sheets.

Modification of Early Exercised Stock Options—In connection with the termination of a former executive officer in April 2019, certain shares of his early exercised stock options were vested immediately. The remaining early exercised stock options held by him were subject to continuous vesting through April 2020 as he continued to provide service to the Company as an advisor. The acceleration and continuation of vesting were accounted for as a modification of the terms of the original award. The incremental stock-based compensation related to this modification was $16.7 million, of which $2.7 million was recognized for the nine months ended October 31, 2020.

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

RSU activity during the nine months ended October 31, 2021 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2021	9,348,557	$125.06
Granted	2,413,881	$223.93
Vested	(531,845)	$40.02
Forfeited	(112,600)	$134.52
Unvested Balance—April 30, 2021	11,117,993	$150.50
Granted	584,752	$244.05
Vested	(820,002)	$78.84
Forfeited	(119,507)	$169.75
Unvested Balance—July 31, 2021	10,763,236	$160.83
Granted	561,159	$305.15
Vested	(980,901)	$99.49
Forfeited	(227,541)	$180.53
Unvested Balance—October 31, 2021	10,115,953	$174.34

Stock-Based Compensation—The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted to employees and non-employees during the three and nine months ended October 31, 2020:

	Three Months Ended	Nine Months Ended
	October 31, 2020	October 31, 2020

Expected term (in years)	5.9	6.0
Expected volatility	38.4%	37.2%
Risk-free interest rate	0.4%	1.0%
Expected dividend yield	—%	—%

No stock options were granted during the nine months ended October 31, 2021.

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

The following table summarizes the assumptions used in estimating the fair value of employee stock purchase rights granted under the 2020 ESPP during the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	37.3%	60.1%	37.3% - 49.5%	60.1%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividend yield	—%	—%	—%	—%

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Cost of revenue	$21,163	$13,226	$66,380	$15,507
Sales and marketing	43,074	39,481	141,463	49,714
Research and development	56,142	39,368	174,788	49,186
General and administrative	24,008	27,066	76,761	43,383
Stock-based compensation, net of amounts capitalized	144,387	119,141	459,392	157,790
Capitalized stock-based compensation	6,085	284	19,322	1,020
Total stock-based compensation	$150,472	$119,425	$478,714	$158,810

As of October 31, 2021, total compensation cost related to unvested stock-based awards not yet recognized was $1.5 billion, which will be recognized over a weighted-average period of 3.1 years.

12. Income Taxes
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of (0.8%) and (0.3%) for the three and nine months ended October 31, 2021, respectively, and (0.3%) and (0.2%) for the three and nine months ended October 31, 2020, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of October 31, 2021, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2017 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three and nine months ended October 31, 2021 and 2020. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. None of the unrecognized tax benefits are currently expected to impact the Company’s effective tax rate, if realized, as a result of the full valuation allowance.

13. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Prior to the automatic conversion of all of its redeemable convertible preferred stock outstanding into Class B common stock upon the completion of the IPO, the Company considered all series of its redeemable convertible preferred stock and unvested common stock to be participating securities as the holders of such stock have the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend is declared on common stock. Under the two-class method, net loss is not allocated to the redeemable convertible preferred stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Numerator:
Net loss attributable to Class A and Class B common stockholders	$(154,856)	$(168,889)	$(547,795)	$(340,167)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders – basic and diluted	303,006,685	166,868,200	297,435,637	93,763,599
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted	$(0.51)	$(1.01)	$(1.84)	$(3.63)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	October 31,
	2021	2020

Stock options	47,781,688	69,634,367
Shares subject to repurchase	537,188	1,171,124
RSUs	10,115,953	7,616,097
Employee stock purchase rights under the 2020 ESPP	40,039	85,922
Total	58,474,868	78,507,510

14. Geographic Information
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

United States	$265,605	$135,427	$669,172	$341,892
Other(1)	68,836	24,197	166,381	59,692
Total	$334,441	$159,624	$835,553	$401,584
________________
(1)No other individual country accounted for more than 10% of the Company’s revenue for all periods presented.

Long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area were as follows (in thousands):

	October 31, 2021	January 31, 2021

United States	$268,546	$247,457
Other	9,888	8,329
Total	$278,434	$255,786

15. Subsequent Events

In November 2021, certain non-marketable equity security investees of the Company raised additional funding in orderly transactions. As a result of these observable transactions, and absent any impairment or further adjustments under the Measurement Alternative that may arise, the Company expects to recognize aggregate non-cash gains of approximately $20 million on these investees’ non-marketable equity securities during the three months ended January 31, 2022.

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

Our cloud-native architecture consists of three independently scalable layers across storage, compute, and cloud services. The storage layer ingests massive amounts and varieties of data to create a unified data record. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases without latency. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 28 regional deployments around the world. These deployments are interconnected to deliver the Data Cloud, enabling a consistent, global user experience.

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

Our go-to-market strategy is focused on acquiring new customers and driving continued use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the size, region, and industry of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 173% and 168% as of October 31, 2021 and January 31, 2021, respectively.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of October 31, 2021, we had 5,416 total customers, increasing from 4,139 customers as of January 31, 2021. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of October 31, 2021, our customers included 223 of the Fortune 500, based on the 2021 Fortune 500 list, and those customers contributed approximately 27% of our revenue for the nine months ended October 31, 2021. Our Fortune 500 customer count is subject to adjustments for annual updates to the Fortune 500 list by Fortune, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers.

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

Once deployed, our customers often expand their use of our platform more broadly within the enterprise and across their ecosystem of customers and partners as they migrate more data to the public cloud, identify new use cases, and realize the benefits of our platform and the Data Cloud. However, because we generally recognize product revenue on consumption and not ratably over the term of the contract, we do not have visibility into the timing of revenue recognition from any particular customer. In any given period, there is a risk that customer consumption of our platform will be slower than we expect, which may cause fluctuations in our revenue and results of operations. New software releases or hardware improvements, like better storage compression, may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads, potentially reducing revenue as a result. Our ability to increase usage of our platform by, and sell additional contracted capacity to, existing customers, and, in particular, large enterprise customers, will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, overall changes in our customers’ spending levels, the effectiveness of our and our partners’ efforts to help our customers realize the benefits of our platform, and the extent to which customers migrate new workloads to our platform over time.
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

Net Revenue Retention Rate
We believe the growth in use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We monitor our dollar-based net revenue retention rate to measure this growth. To calculate this metric, we first specify a measurement period consisting of the trailing two years from our current period end. Next, we define as our measurement cohort the population of customers under capacity contracts that used our platform at any point in the first month of the first year of the measurement period. Starting with the fiscal quarter ended October 31, 2021, the cohorts used to calculate net revenue retention rate include end-customers under a reseller arrangement. Although the impact is not material, we have adjusted all prior periods presented to reflect this inclusion. We then calculate our net revenue retention rate as the quotient obtained by dividing our product revenue from this cohort in the second year of the measurement period by our product revenue from this cohort in the first year of the measurement period. Any customer in the cohort that did not use our platform in the second year remains in the calculation and contributes zero product revenue in the second year. Our net revenue retention rate is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. Since we will continue to attribute the historical product revenue to the consolidated contract, consolidation of capacity contracts within a customer’s organization typically will not impact our net revenue retention rate unless one of those customers was not a customer at any point in the first month of the first year of the measurement period. Although our net revenue retention rate has increased over the periods presented below, we expect our net revenue retention rate to decrease over the longer-term as customers that have consumed our platform for an extended period of time become a larger portion of both our overall customer base and our product revenue that we use to calculate net revenue retention rate, and as their consumption growth primarily relates to existing use cases rather than new use cases.
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

	Three Months Ended
	October 31, 2021	July 31, 2021	April 30, 2021	January 31, 2021	October 31, 2020

Product revenue (in millions)	$312.5	$254.6	$213.8	$178.3	$148.5

	October 31, 2021	July 31, 2021	April 30, 2021	January 31, 2021	October 31, 2020

Remaining performance obligations (in millions)(1)	$1,804.0	$1,528.7	$1,431.7	$1,332.8	$927.9
Total customers	5,416	4,990	4,532	4,139	3,554
Net revenue retention rate	173%	170%	168%	168%	162%
Customers with trailing 12-month product revenue greater than $1 million	148	116	104	77	65
________________
(1)As of October 31, 2021, our RPO was approximately $1.8 billion, of which we expect approximately 55% to be recognized as revenue in the twelve months ending October 31, 2022 based on historical customer consumption patterns and revenue results. The weighted-average remaining life of our capacity contracts was 1.9 years as of October 31, 2021. However, the amount and timing of revenue recognition are generally driven by customers' consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns and revenue results are not necessarily indicative of future results.

Impact of COVID-19
The ongoing COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic, including any new variants, may continue to directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Although our results of operations, cash flows, and financial condition were not adversely impacted in the three and nine months ended October 31, 2021, we have experienced, and may continue to experience, an adverse impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, including a lengthening of the sales cycle for some prospective customers and delays in the delivery of professional services and trainings to our customers. We have also experienced, and may continue to experience, a modest positive impact on other aspects of our business, including an increase in consumption of our platform by existing customers. Moreover, during the three and nine months ended October 31, 2021, we continued to see slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer, partner, and employee events. While slower growth in operating expenses had a short term benefit to our results of operations for the three and nine months ended October 31, 2021, we do not yet have visibility into the full impact this will have on our business. We cannot predict how long we will continue to experience these impacts as regulations and other measures are expected to change over time, and the availability, efficacy, and acceptance of vaccines or other preventative measures remains unclear. However, if our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread or resurgence of COVID-19, they may decrease or delay their spending, request pricing discounts, or seek renegotiations of their contracts, any of which may result in decreased revenue and cash receipts for us in future periods. In addition, we may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect accounts receivable from these customers.

In addition, in response to the spread of COVID-19, we required virtually all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. During the nine months ended October 31, 2021, a number of employees returned to offices in certain locations, but re-opening of our offices remains limited and may change at any time. Although we expect most of our employees to return to physical offices in the future, the nature and extent of that return is uncertain. As our offices reopen, we expect to incur incremental expenses as we resume onsite services and related in-office costs. Given the uncertainty regarding the length, severity, and ability to combat the COVID-19 pandemic, we cannot reasonably estimate the long-term impact on our future results of operations, cash flows, or financial condition. For additional details, see the section titled “Risk Factors.”

Components of Results of Operations
Revenue
We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to initial consumption as part of customer onboarding and, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented 3% of our revenue for each of the three and nine months ended October 31, 2021 and 2020.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented approximately 1% of our revenue for each of the three and nine months ended October 31, 2021 and 2020.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the three and nine months ended October 31, 2021 is 2.4 years and 2.2 years, respectively. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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
Other Income (Expense), Net
Other income (expense), net consists primarily of unrealized gains on our strategic investments in equity securities and the effect of exchange rates on our foreign currency-denominated asset and liability balances.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign and U.S. state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. and U.K. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Revenue	$334,441	$159,624	$835,553	$401,584
Cost of revenue(1)	120,786	66,681	324,253	159,684
Gross profit	213,655	92,943	511,300	241,900
Operating expenses(1):
Sales and marketing	190,971	134,727	540,678	325,267
Research and development	115,900	74,138	343,783	143,949
General and administrative	64,055	53,532	189,846	116,224
Total operating expenses	370,926	262,397	1,074,307	585,440
Operating loss	(157,271)	(169,454)	(563,007)	(343,540)
Interest income	1,985	1,517	6,787	5,654
Other income (expense), net	1,609	(519)	9,867	(1,561)
Loss before income taxes	(153,677)	(168,456)	(546,353)	(339,447)
Provision for income taxes	1,179	433	1,442	720
Net loss	$(154,856)	$(168,889)	$(547,795)	$(340,167)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Cost of revenue	$21,163	$13,226	$66,380	$15,507
Sales and marketing	43,074	39,481	141,463	49,714
Research and development	56,142	39,368	174,788	49,186
General and administrative	24,008	27,066	76,761	43,383
Total stock-based compensation	$144,387	$119,141	$459,392	$157,790

Prior to September 2020, all stock-based compensation associated with our restricted stock units (RSUs) granted prior to our IPO remained unrecognized as the performance-based vesting condition applicable to such RSUs was not deemed probable until consummated. Upon the effectiveness of our IPO in September 2020, we began recognizing, using an accelerated attribution method, stock-based compensation associated with our RSUs granted prior to our IPO as the performance-based vesting condition applicable to such RSUs was satisfied. We recognized stock-based compensation of $49.3 million and $191.3 million associated with such RSUs for the three and nine months ended October 31, 2021, respectively, compared to $97.0 million for each of the three and nine months ended October 31, 2020, of which $55.5 million related to cumulative stock-based compensation was recognized upon the effectiveness of the IPO, for the portion of the RSUs for which the service-based vesting condition had been fully or partially satisfied.

The overall increase in stock-based compensation for the three and nine months ended October 31, 2021 compared to the three and nine months ended October 31, 2020 was also attributable to additional RSUs granted after our IPO with an increased weighted-average grant date fair value. We recognized stock-based compensation of $79.9 million and $210.2 million associated with these RSUs granted after our IPO for the three and nine months ended October 31, 2021, respectively. The remaining increase was related to our 2020 Employee Stock Purchase Plan (2020 ESPP), which became effective in connection with our IPO, offset by an increase in capitalized internal-use software development costs.

As of October 31, 2021, total compensation cost related to unvested stock-based awards not yet recognized was $1.5 billion, which will be recognized over a weighted-average period of 3.1 years.

See Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Revenue	100%	100%	100%	100%
Cost of revenue(1)	36	42	39	40
Gross profit	64	58	61	60
Operating expenses(1):
Sales and marketing	57	84	65	81
Research and development	35	46	40	36
General and administrative	19	34	23	29
Total operating expenses	111	164	128	146
Operating loss	(47)	(106)	(67)	(86)
Interest income	1	—	1	1
Other income (expense), net	—	—	1	—
Loss before income taxes	(46)	(106)	(65)	(85)
Provision for income taxes	—	—	1	—
Net loss	(46%)	(106%)	(66%)	(85%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Cost of revenue	6%	8%	8%	4%
Sales and marketing	13	25	17	12
Research and development	17	25	21	12
General and administrative	7	17	9	11
Total stock-based compensation	43%	75%	55%	39%

Comparison of the Three and Nine Months Ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue:
Product	$312,458	$148,473	110%	$780,911	$375,506	108%
Professional services and other	21,983	11,151	97%	54,642	26,078	110%
Total	$334,441	$159,624	110%	$835,553	$401,584	108%
Percentage of revenue:
Product	93%	93%		93%	94%
Professional services and other	7%	7%		7%	6%
Total	100%	100%		100%	100%

Product revenue increased $164.0 million and $405.4 million for the three and nine months ended October 31, 2021, respectively, compared to the same periods in the prior year, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 173% as of October 31, 2021. The increase in product revenue was also driven by an increase in capacity sales prices of approximately 4% and 5% for the three and nine months ended October 31, 2021, respectively, compared to the same periods in the prior year, primarily due to increased sales of higher editions of our offerings. We had 148 customers with product revenue of greater than $1 million for the trailing 12 months ended October 31, 2021, an increase from 65 customers as of October 31, 2020. Such customers represented approximately 53% and 46% of our product revenue for each of the trailing 12 months ended October 31, 2021 and 2020, respectively. Approximately 97% and 95% of our revenue for the three and nine months ended October 31, 2021, respectively, was derived from existing customers under capacity arrangements, compared to 95% and 92% for the same periods in the prior year, respectively. Revenue derived from new customers under capacity arrangements represented less than 1% and approximately 3% of our revenue for the three and nine months ended October 31, 2021, respectively, compared to 2% and 5% for the same periods in the prior year, respectively. The remainder was driven by on-demand arrangements. As described in the section titled “Impact of COVID-19,” we have experienced impacts from the ongoing COVID-19 pandemic, including the elongation of sales cycles, that may impact new customer acquisition, the timing of future revenue recognition, and our future growth rates. We continue to carefully monitor the impact of COVID-19 on product revenue, customer acquisitions, and net revenue retention rates.

Professional services and other revenue increased $10.8 million and $28.6 million for the three and nine months ended October 31, 2021, respectively, compared to the same periods in the prior year as we expanded our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended October 31,			Nine Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Product	$92,292	$51,816	78%	$245,420	$130,065	89%
Professional services and other	28,494	14,865	92%	78,833	29,619	166%
Total cost of revenue	$120,786	$66,681	81%	$324,253	$159,684	103%
Gross profit (loss):
Product	$220,166	$96,657	128%	$535,491	$245,441	118%
Professional services and other	(6,511)	(3,714)	75%	(24,191)	(3,541)	583%
Total gross profit	$213,655	$92,943	130%	$511,300	$241,900	111%
Gross margin:
Product	70%	65%		69%	65%
Professional services and other	(30%)	(33%)		(44%)	(14%)
Total gross margin	64%	58%		61%	60%
Headcount (at period end)
Product	226	139		226	139
Professional services and other	297	143		297	143
Total headcount	523	282		523	282

Cost of product revenue increased $40.5 million and $115.4 million for the three and nine months ended October 31, 2021, respectively, compared to the same periods in the prior year, primarily due to an increase of $30.3 million and $68.0 million in third-party cloud infrastructure expenses as a result of increased customer consumption. Personnel-related costs and allocated overhead costs also increased $9.7 million and $43.7 million for the three and nine months ended October 31, 2021, respectively, compared to the same periods in the prior year, as a result of increased stock-based compensation related to our RSUs, increased headcount, and increased overall costs to support the growth in our business.

Our product gross margin was 70% and 69% for the three and nine months ended October 31, 2021, respectively, compared to 65% for each of the three and nine months ended October 31, 2020, primarily due to (i) higher volume-based discounts for our purchases of third-party cloud infrastructure, (ii) an increased percentage of revenue from consumption of computing resources due to better storage compression and from consumption of higher editions of our offerings, and (iii) increased scale across our cloud infrastructure regions, partially offset by the increase in stock-based compensation. While we expect our product gross margin to increase for the fiscal year ending January 31, 2022, compared to the fiscal year ended January 31, 2021, fluctuations in the mix and timing of customers' consumption, which is inherently variable at our customers' discretion, whether or not a customer contracts with us through our marketplace listings, our discounting practices, including as a result of changes to the competitive environment, and the extent of our investments in our operations, including performance improvements that may make our platform more efficient, could hinder any improvement in our product gross margin.

Cost of professional services and other revenue increased $13.6 million and $49.2 million for the three and nine months ended October 31, 2021, respectively, compared to the same periods in the prior year, primarily due to an increase of $13.0 million and $48.2 million in personnel-related costs and allocated overhead costs, as a result of increased headcount and overall costs to support the growth in our business and increased stock-based compensation primarily related to our RSUs.

Professional services and other gross margins improved for the three months ended October 31, 2021, compared to the same period in the prior year, largely due to cumulative stock-based compensation recognized during the three months ended October 31, 2020 upon the effectiveness of our IPO. See Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. Professional services and other gross margins declined significantly for the nine months ended October 31, 2021, compared to the same period in the prior year, primarily due to the overall increase in stock-based compensation. We do not believe the year-over-year changes in professional services and other gross margins are meaningful given that we are continuing to scale our professional services organization and our professional services and other revenue represents a small percentage of our revenue.
Sales and Marketing

	Three Months Ended October 31,			Nine Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$190,971	$134,727	42%	$540,678	$325,267	66%
Percentage of revenue	57%	84%		65%	81%
Headcount (at period end)	1,672	1,177		1,672	1,177

Sales and marketing expenses increased $56.2 million and $215.4 million for the three and nine months ended October 31, 2021, respectively, compared to the same periods in the prior year, primarily due to an increase of $37.4 million and $180.0 million in personnel-related costs (excluding commission expenses) and allocated overhead costs, as a result of increased headcount and overall costs to support the growth in our business and increased stock-based compensation primarily related to our RSUs and the 2020 ESPP.

Expenses associated with sales commissions and draws paid to our sales force, including amortization of deferred commissions, and third-party referral fees increased $10.3 million and $23.0 million for the three and nine months ended October 31, 2021, respectively, compared to the same periods in the prior year, primarily due to an increase in customers’ consumption of our platform. The remainder was driven by an increase of $4.4 million and $10.3 million in advertising costs and other expenses associated with our marketing programs for the three and nine months ended October 31, 2021, respectively, compared to the same periods in the prior year.

The overall increase in sales and marketing expenses for the nine months ended October 31, 2021 was partially offset by lower travel and event expenses as we continue to impose certain travel restrictions and replace in-person events with digital events in response to the COVID-19 pandemic. These changes resulted in a $2.0 million reduction in travel-related expenses and a $1.8 million reduction in expenses relating to our user conferences and events, for the nine months ended October 31, 2021 compared to the same period in the prior year.
Research and Development

	Three Months Ended October 31,			Nine Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$115,900	$74,138	56%	$343,783	$143,949	139%
Percentage of revenue	35%	46%		40%	36%
Headcount (at period end)	705	440		705	440

Research and development expenses increased $41.8 million and $199.8 million for the three and nine months ended October 31, 2021, respectively, compared to the same periods in the prior year, primarily due to an increase of $34.4 million and $179.3 million in personnel-related costs and allocated overhead costs, as a result of increased headcount and overall costs to support the growth in our business and increased stock-based compensation related to our RSUs, partially offset by increased capitalized internal-use software development costs.

Additionally, third-party cloud infrastructure expenses incurred in developing our platform increased $4.7 million and $14.8 million for the three and nine months ended October 31, 2021, respectively, compared to the same periods in the prior year.

General and Administrative

	Three Months Ended October 31,			Nine Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$64,055	$53,532	20%	$189,846	$116,224	63%
Percentage of revenue	19%	34%		23%	29%
Headcount (at period end)	657	354		657	354

General and administrative expenses increased $10.5 million and $73.6 million for the three and nine months ended October 31, 2021, respectively, compared to the same periods in the prior year, primarily due to an increase of $10.1 million and $28.6 million in personnel-related costs (excluding stock-based compensation) and allocated overhead costs as a result of increased headcount and overall costs to support the growth in our business.

Stock-based compensation increased $33.4 million for the nine months ended October 31, 2021, compared to the same period in the prior year, primarily attributable to additional RSUs granted as a result of increased headcount. Stock-based compensation decreased $3.1 million for the three months ended October 31, 2021, compared to the same period in the prior year, primarily driven by the cumulative stock-based compensation of $11.6 million recognized during the three months ended October 31, 2020 upon the effectiveness of our IPO. See Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. The overall decrease in stock-based compensation was partially offset by an increase of $6.2 million related to additional RSUs granted after our IPO with an increased weighted-average grant date fair value.

The remaining increase of $3.5 million and $11.6 million in general and administrative expenses for the three and nine months ended October 31, 2021, respectively, compared to the same periods in the prior year, was attributable to increased insurance expenses, other corporate expenses, and outside services primarily related to external legal, accounting, and other professional services fees, to support the normal course of operating as a public company and our continued growth.
Other Income (Expense), Net

	Three Months Ended October 31,			Nine Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)			(dollars in thousands)
Unrealized gains on strategic investments in equity securities	$455	$—	NM	$8,515	$—	NM
Other	1,154	(519)	(322%)	1,352	(1,561)	(187%)
Other income (expense), net	$1,609	$(519)	(410%)	$9,867	$(1,561)	(732%)
NM - Not meaningful.

Other income (expense), net increased $2.1 million for the three months ended October 31, 2021 compared to the same period in the prior year, as we had net gains on foreign currency transactions for the three months ended October 31, 2021 and net losses on foreign currency transactions for the three months ended October 31, 2020.

Other income (expense), net increased $11.4 million for the nine months ended October 31, 2021 compared to the same period in the prior year, primarily due to unrealized gains on our strategic investments in equity securities recorded during the nine months ended October 31, 2021.

Provision for Income Taxes

	Three Months Ended October 31,			Nine Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)			(dollars in thousands)
Loss before income taxes	$(153,677)	$(168,456)	(9%)	$(546,353)	$(339,447)	61%
Provision for income taxes	1,179	433	172%	1,442	720	100%
Effective tax rate	(0.8%)	(0.3%)		(0.3%)	(0.2%)

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

As of October 31, 2021, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $5.1 billion. Our investments primarily consist of corporate notes and bonds, commercial paper, money market funds, U.S. government and agency securities, and certificates of deposit.

We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, expenditures related to our headcount growth, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, as a result of those arrangements or the general expansion of our business, be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2021	2020

Net cash provided by (used in) operating activities	$31,281	$(65,031)
Net cash used in investing activities	$(56,967)	$(875,038)
Net cash provided by financing activities	$142,671	$4,753,012
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead costs. We have supplemented working capital through net proceeds from the sale of equity securities.

Net cash provided by (used in) operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) net amortization of premiums on investments, (iii) amortization of deferred commissions, (iv) amortization of operating lease right-of-use assets, and (v) depreciation of property and equipment and amortization of acquired intangible assets, and changes in operating assets and liabilities during each period.

For the nine months ended October 31, 2021, net cash provided by operating activities was $31.3 million, primarily consisting of our net loss of $547.8 million, adjusted for non-cash charges of $558.7 million, and net cash inflows of $20.4 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities during the nine months ended October 31, 2021 were (i) a $124.0 million increase in deferred revenue due to invoicing for prepaid capacity agreements outpacing revenue recognition, (ii) a $43.1 million increase in accrued expenses and other liabilities primarily due to increased headcount and growth in our business, and (iii) a $39.1 million decrease in accounts receivable primarily due to timing of billings, as we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year as a result of industry buying patterns, partially offset by (i) a $112.8 million increase in prepaid expenses and other assets primarily driven by increased prepaid third-party cloud infrastructure expenses, (ii) a $52.9 million increase in deferred commissions earned on bookings, and (iii) a $24.8 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

For the nine months ended October 31, 2020, net cash used in operating activities was $65.0 million, primarily consisting of our net loss of $340.2 million, adjusted for non-cash charges of $215.7 million and net cash inflows of $59.5 million provided by changes in our operating assets and liabilities, net of the effect of business combinations. The main drivers of the changes in operating assets and liabilities, net of the effect of business combinations, during the nine months ended October 31, 2020 were (i) a $111.7 million increase in deferred revenue, resulting primarily from increased prepaid capacity arrangements, (ii) a $22.5 million increase in accrued expenses and other liabilities due to increased headcount, growth in our business, and employee contributions under the 2020 ESPP which became effective in connection with our IPO, and (iii) a $9.2 million decrease in accounts receivable due to timing of collections, partially offset by (i) a $29.5 million increase in prepaid expenses and other assets, primarily driven by prepaid insurance as a result of becoming a public company, (ii) a $27.3 million increase in deferred commissions earned on bookings, and (iii) a $23.4 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

Net cash provided by operating activities was $31.3 million for the nine months ended October 31, 2021, compared to the net cash used in operating activities of $65.0 million for the nine months ended October 31, 2020, primarily due to an increase of $485.9 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect net cash used in operating activities to decrease for the fiscal year ending January 31, 2022 compared to the fiscal year ended January 31, 2021.
Investing Activities
Net cash used in investing activities for the nine months ended October 31, 2021 was $57.0 million, primarily as a result of net purchases of investments, and, to a lesser extent, purchases of property and equipment to support our office facilities, purchases of intangible assets, and capitalized internal-use software development costs.

Net cash used in investing activities for the nine months ended October 31, 2020 was $875.0 million, primarily as a result $834.8 million of net purchases of investments, and, to a lesser extent, purchases of property and equipment to support additional office facilities, purchases of intangible assets, cash paid for a business combination, and capitalized internal-use software development costs.
Financing Activities
Net cash provided by financing activities for the nine months ended October 31, 2021 was $142.7 million, primarily as a result of proceeds from the issuance of equity securities under our equity incentive plans.

Net cash provided by financing activities for the nine months ended October 31, 2020 was $4.8 billion, primarily as a result of $4.2 billion of aggregate net proceeds from our IPO and the concurrent private placements completed in September 2020, net of underwriting discounts, as well as $509.8 million in proceeds from the issuance of equity securities.

Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the nine months ended October 31, 2021 from the commitments and contractual obligations disclosed in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, which was filed with the SEC on March 31, 2021.

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
Interest Rate Risk
As of October 31, 2021, we had $5.1 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, commercial paper, money market funds, U.S. government and agency securities, and certificates of deposit. In addition, we had $17.0 million of restricted cash primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. A hypothetical 10% increase or decrease in interest rates would have resulted in a decrease of $244.9 million or an increase of $10.8 million, respectively, in the market value of our cash equivalents, and short-term and long-term investments as of October 31, 2021.
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
Other Market Risk
Our strategic investments portfolio includes investments in privately-held and publicly-traded companies. We plan to continue these types of strategic investments as part of our corporate development program. We anticipate additional volatility to our condensed consolidated statements of operations as a result of changes in market prices, changes resulting from observable transactions for the same or similar investments of the same issuer, and impairments to our strategic investments. As of October 31, 2021 and January 31, 2021, the carrying amount of these investments was $124.7 million and $41.5 million, respectively.

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
•We may not have visibility into our future financial position and results of operations.
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

•The ongoing COVID-19 pandemic could have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.
Risks Related to Our Business and Operations
We have a limited operating history, which makes it difficult to forecast our future results of operations.
We were founded in 2012 and first offered our platform for sale in 2014. Our revenue was $334.4 million and $159.6 million for the three months ended October 31, 2021 and 2020, respectively, and $835.6 million and $401.6 million for the nine months ended October 31, 2021 and 2020, respectively. However, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations, including revenue, RPO, and the percentage of RPO we expect to be recognized as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

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
We may not have visibility into our future financial position and results of operations.
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
We have experienced net losses in each period since inception. We generated net losses of $154.9 million and $168.9 million for the three months ended October 31, 2021 and 2020, respectively, and $547.8 million and $340.2 million for the nine months ended October 31, 2021 and 2020, respectively. As of October 31, 2021 and January 31, 2021, we had an accumulated deficit of $1.8 billion and $1.2 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform and expand our sales, marketing, and professional services teams. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under these cloud infrastructure contracts, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems and operating as a public company. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.

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
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, markets addressed, types of data processed, ease of data ingestion, user experience, and data governance and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case, and our customers subsequently began using our platform for additional use cases, including data lake, data engineering, data science, data application development, and data sharing. Our future success depends on our ability to continue to innovate and increase customer adoption of our platform and the Data Cloud. Further, the value of our platform to customers is increased to the extent they are able to use it for all of their data. We need to continue to invest in technologies, services, and partnerships that increase the types of data available and processed on our platform and the ease with which customers can ingest data into our platform. We must also continue to enhance our data sharing and data marketplace capabilities so customers can share their data with internal business units, customers, and other third parties, and acquire additional third-party data to combine with their own data in order to gain additional business insights. In addition, our platform requires third-party public cloud infrastructure to operate. Currently, we use public cloud offerings provided by AWS, Azure, and GCP. We will need to continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers and partners. To the extent we expand further into the public sector and highly regulated industries, our platform may need to address additional requirements specific to those industries.

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
Our platform processes, stores, and transmits our customers’ and partners’ proprietary, confidential, and sensitive data, such as personal information, protected health information, and financial data. Our platform is built to be available on the infrastructure of third-party public cloud providers, such as AWS, Azure, and GCP. We also use third-party service providers and sub-processors to help us deliver services to our customers and their end-users, as well as for our internal business operations. These vendors may store or process proprietary, confidential, and sensitive data such as personal information, protected health information, or other information of our employees, our partners, our customers, or our customers’ end-users. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. While we, our third-party service providers, and our sub-processors have implemented or are contractually obligated to implement security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, access, acquisition, modification, misuse, destruction, or loss of our, our customers’, our customers’ end users’, or our partners’ data. Any security breach of our platform, our operational systems, our software (including open source software), physical facilities, or the systems of our third-party service providers or sub-processors, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we may not control the security measures of our third-party service providers or sub-processors, we may be responsible for any breach of such measures.

Cyber-attacks, denial-of-service attacks, ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry and our customers’ and partners’ industries. In addition to such attacks, we may experience unavailable systems, unauthorized accidental or unlawful access, acquisition, or disclosure of information due to employee error, theft or misuse, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches prior to or while they are occurring. The recovery systems, security protocols, network protection mechanisms, and other security measures that we have integrated into our platform, systems, networks, and physical facilities, which are designed to protect against, detect, and minimize security breaches, may not be adequate to prevent, detect, or minimize service interruption, system failure, or data loss. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ or partners’ data or to disrupt our operations or ability to provide our services. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks, or physical facilities utilized by our third-party processors.

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
•fluctuations in consumption resulting from our introduction of new features or capabilities to our systems, including features or capabilities that may increase or decrease the consumption required to execute existing or future workloads, like better storage compression;
•the timing of purchases;
•the speed with which customers are able to migrate data onto our platform;
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
•rising inflation and our ability to control costs, including our operating expenses;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•fluctuations or impairments in the market values of our portfolio or strategic investments, or in interest rates;
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
We must expand our sales and marketing organization to increase our sales to new and existing customers. We plan to continue expanding our direct sales force, both domestically and internationally, particularly our direct enterprise sales organization focused on sales to the world’s largest organizations. It may require significant time and resources to effectively onboard new sales and marketing personnel, and our continued remote working conditions could result in less effective, more operationally complicated, or lengthier onboarding processes. We also plan to continue to dedicate significant resources to sales and marketing programs that are focused on these large organizations. Once a new customer begins using our platform, our sales team will need to continue to focus on expanding consumption with that customer. All of these efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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

The ongoing COVID-19 pandemic could have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.
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
•Our vendors and suppliers may experience, or may continue to experience, disruptions in their supply chains, which may result in service interruptions or additional operating expenses, and may increase the price at which our vendors and suppliers are willing to sell their products to us.
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
•We are subject to an uncertain regulatory environment, and may be required to comply with conflicting federal, state, and local laws regarding COVID-19, which may pose significant disruption to our business operations, require significant management attention to respond to and enforce, and result in an increased risk of non-compliance and claims.
•Our operating lease right-of-use assets may be impaired due to potential loss of sublease income.
•We may be subject to legal liability for safe workplace claims.
•Our critical vendors or partners could go out of business.
•Many of our in-person marketing events, including customer user conferences, have been canceled and we may continue to experience prolonged delays in our ability to reschedule or conduct in-person marketing events and other sales and marketing activities.
•Our marketing, sales, professional services, and support organizations are accustomed to extensive face-to-face customer and partner interactions, and conducting business virtually poses new challenges.
While vaccines have become available in certain countries and some economies have reopened, the status of the global recovery remains uncertain and unpredictable. Business activity may not recover as quickly as anticipated, and widespread recovery will be impacted by future developments, including future waves of outbreak or new variant strains of the virus which may require re-closures or other preventative measures. Conditions will be subject to the effectiveness of government policies, breakthrough infections among the fully vaccinated population, the development, availability, and acceptance of effective vaccines, as well as related boosters, and other factors that may not be foreseeable. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

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
Our professional services business, which performs implementation services for our customers, has grown as our product revenue has grown. We believe our future success depends in part on investment in professional services to facilitate customer migration from legacy solutions and adoption of our platform, especially with large enterprises. As a result, our sales efforts have and will continue to be focused on helping our customers more quickly realize the value of our platform and the Data Cloud rather than on the profitability of our professional services business. In the future, we intend to price our professional services based on the anticipated cost of those services and, as a result, expect to improve the gross profit percentage of our professional services business. If we are unable to manage the growth of our professional services business and improve our profit margin from these services, our operating results, including our profit margins, will be harmed.
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

In order to continue to hire and retain highly qualified personnel, we will need to continue to hire in new locations around the world as well as consider flexible work options, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. Moreover, the acceptance by companies of remote or hybrid work environments may increase the competition for talent. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees. Finally, if we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached our or their legal obligations, resulting in a diversion of our time and resources.

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

As part of our corporate development program, we invest in companies to support our key business initiatives. These companies range from early, growth stage companies still defining their strategic direction to mature companies with established revenue streams. Our strategic investments are subject to risk of inability to achieve the desired strategic synergies and partial or total loss of investment capital. The financial success of our investment is typically dependent on an exit in favorable market conditions. To the extent any of the companies in which we invest are not successful, which can include failure to achieve strategic business objectives as well as failure to achieve a favorable exit, we could recognize an impairment and/or loss on all or part of our investment.
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

Our customers also include a number of non-U.S. governments, to which similar procurement, budgetary, contract, and audit risks of U.S. government contracting also apply, particularly in certain emerging markets where our customer base is less established. Such sales may heighten our exposure to liabilities under anti-corruption laws. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Each of these difficulties could materially adversely affect our business and results of operations.

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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, inflation, pandemic (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia-Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 21% and 20% of our revenue for the three and nine months ended October 31, 2021, respectively. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
•differing and potentially more onerous labor regulations where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

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
•We are following developments regarding the frameworks that address the transfer of personal information outside of the EU, the United Kingdom, and Switzerland, including the Privacy Shield frameworks and the standard contractual clauses, such as the invalidation of the EU-U.S. Privacy Shield framework and the new standard contractual clauses adopted in June 2021, as well as the final recommendations by the European Data Protection Board on measures that supplement transfer tools (such as standard contractual clauses) to ensure the EU level of protection of personal information, adopted in June 2021.

•In January 2020, the California Consumer Privacy Act (CCPA) took effect, providing California residents increased privacy rights and protections, including the ability to opt out of specific disclosures of their personal information. Further, in November 2020, California voters approved the California Privacy Rights Act of 2020 (CPRA), which takes effect January 1, 2023 and, in part, is expected to (i) provide California residents with the ability to limit use of sensitive information, (ii) increase the maximum penalties for specific data protection violations affecting California residents under the age of 16, and (iii) establish the California Privacy Protection Agency for purposes of implementing and enforcing the CPRA. Other U.S. states have adopted, or are considering adopting, similar laws. For example, recently Virginia passed its Consumer Data Protection Act and Colorado passed the Colorado Privacy Act, both of which become effective in 2023.

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

While we have policies and procedures to address compliance with such laws, there is a risk that our employees, agents, and other third parties with which we do business, including reseller and system integrator partners, will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we expand internationally and into the public sector market, our risks under these laws may increase.

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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act (Tax Act) made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss (NOL) carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a territorial system. The issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. Recently, in the United States, the Biden administration proposed to increase U.S. taxation of international business operations and impose a global minimum tax. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services) which could apply to our business.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as one or more stockholders or groups of stockholders who own at least 5% of our stock increasing their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards to offset its post-change income or taxes may be limited. It is possible that we may experience ownership changes as a result of our initial public offering or in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
•announcements by us or our competitors of significant business developments, acquisitions, investments, or new offerings;
•significant data breaches, disruptions to, or other incidents involving our platform;
•our involvement in litigation;
•future sales of our common stock by us or our major pre-IPO stockholders, including as a result of the expiration of market standoff agreements in September 2021 relating to concurrent private placements completed at the time of our IPO;
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

The shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans, and the shares reserved for future issuance under our equity incentive plans, will become eligible for sale in the public market upon issuance, subject to compliance with applicable securities laws.

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

Date: December 3, 2021

SNOWFLAKE INC.

By:	/s/ Frank Slootman
Name:	Frank Slootman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)