Form 10-Q
period 2022-04-30
Snowflake Inc.
filed 2022-06-03
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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

As of May 13, 2022, there were 318.1 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our revenue, expenses, and other operating results, including statements relating to the portion of our remaining performance obligations that we expect to recognize as revenue in future periods;
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
•our expectations regarding general market conditions and the effects of those conditions, including on customer and partner activity;
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

SELECTED RISKS AFFECTING OUR BUSINESS
Investing in our common stock involves numerous risks, including those set forth below. This summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of risks and uncertainties set forth in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Below are summaries of some of these risks, any one of which could materially adversely affect our business, results of operations, and financial condition. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

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
•If we fail to innovate in response to changing customer needs, new technologies, or other market requirements, our business, financial condition, and results of operations could be harmed.
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
•General market conditions, volatility, or disruptions could have an adverse impact on our or our customers’ or partners’ businesses, which could negatively impact our financial condition or results of operations.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	April 30, 2022	January 31, 2022

Assets
Current assets:
Cash and cash equivalents	$1,063,401	$1,085,729
Short-term investments	2,751,679	2,766,364
Accounts receivable, net	277,559	545,629
Deferred commissions, current	53,943	51,398
Prepaid expenses and other current assets	195,151	149,523
Total current assets	4,341,733	4,598,643
Long-term investments	1,212,378	1,256,207
Property and equipment, net	118,611	105,079
Operating lease right-of-use assets	188,946	190,356
Goodwill	502,614	8,449
Intangible assets, net	181,851	37,141
Deferred commissions, non-current	124,340	124,517
Other assets	352,226	329,306
Total assets	$7,022,699	$6,649,698
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,442	$13,441
Accrued expenses and other current liabilities	185,281	200,664
Operating lease liabilities, current	27,298	25,101
Deferred revenue, current	1,132,697	1,157,887
Total current liabilities	1,363,718	1,397,093
Operating lease liabilities, non-current	179,251	181,196
Deferred revenue, non-current	10,434	11,180
Other liabilities	11,302	11,184
Total liabilities	1,564,705	1,600,653
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of April 30, 2022 and January 31, 2022	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized, 317,814 and 312,377 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively; 185,461 Class B shares authorized, zero shares issued and outstanding as of each April 30, 2022 and January 31, 2022	32	31
Additional paid-in capital	7,589,712	6,984,669
Accumulated other comprehensive loss	(46,587)	(16,286)
Accumulated deficit	(2,085,163)	(1,919,369)
Total stockholders’ equity	5,457,994	5,049,045
Total liabilities and stockholders’ equity	$7,022,699	$6,649,698

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2022	2021

Revenue	$422,371	$228,914
Cost of revenue	147,930	97,346
Gross profit	274,441	131,568
Operating expenses:
Sales and marketing	243,912	166,804
Research and development	150,798	109,796
General and administrative	68,497	60,563
Total operating expenses	463,207	337,163
Operating loss	(188,766)	(205,595)
Interest income	4,759	2,612
Other expense, net	(8,481)	(488)
Loss before income taxes	(192,488)	(203,471)
Benefit from income taxes	(26,694)	(251)
Net loss	$(165,794)	$(203,220)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted(1)	$(0.53)	$(0.70)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted(1)	314,361	291,386
________________
(1)On March 1, 2021, all shares of the Company’s then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 10 for further details.

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021

Net loss	$(165,794)	$(203,220)
Other comprehensive loss:
Foreign currency translation adjustments	(1,976)	352
Net change in unrealized losses on available-for-sale debt securities	(28,325)	(425)
Total other comprehensive loss	(30,301)	(73)
Comprehensive loss	$(196,095)	$(203,293)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended April 30, 2022
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—January 31, 2022	312,377	$31	$6,984,669	$(16,286)	$(1,919,369)	$5,049,045
Issuance of common stock upon exercise of stock options	2,448	1	15,129	—	—	15,130
Issuance of common stock under employee stock purchase plan	184	—	26,094	—	—	26,094
Issuance of common stock in connection with a business combination	1,840	—	438,916	—	—	438,916
Issuance of common stock in connection with a business combination subject to future vesting	409	—	—	—	—	—
Vesting of early exercised stock options	—	—	61	—	—	61
Vesting of restricted stock units	848	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(292)	—	(54,145)	—	—	(54,145)
Stock-based compensation	—	—	178,988	—	—	178,988
Other comprehensive loss	—	—	—	(30,301)	—	(30,301)
Net loss	—	—	—	—	(165,794)	(165,794)
BALANCE—April 30, 2022	317,814	$32	$7,589,712	$(46,587)	$(2,085,163)	$5,457,994

	Three Months Ended April 30, 2021
	Class A and Class B Common Stock(1)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—January 31, 2021	287,918	$28	$6,175,425	$439	$(1,239,421)	$4,936,471
Issuance of common stock upon exercise of stock options	7,082	2	41,215	—	—	41,217
Issuance of common stock under employee stock purchase plan	259	—	26,398	—	—	26,398
Vesting of early exercised stock options	—	—	215	—	—	215
Vesting of restricted stock units	531	—	—	—	—	—
Stock-based compensation	—	—	157,313	—	—	157,313
Other comprehensive loss	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(203,220)	(203,220)
BALANCE—April 30, 2021	295,790	$30	$6,400,566	$366	$(1,442,641)	$4,958,321
________________
(1)On March 1, 2021, all shares of the Company’s then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 10 for further details.

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(165,794)	$(203,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,941	4,684
Non-cash operating lease costs	10,091	8,509
Amortization of deferred commissions	13,201	8,316
Stock-based compensation, net of amounts capitalized	172,493	151,014
Net amortization of premiums on investments	8,198	13,019
Net unrealized losses on strategic investments in marketable equity securities	8,859	—
Deferred income tax	(26,664)	—
Other	1,761	1,214
Changes in operating assets and liabilities, net of effects of a business combination:
Accounts receivable	266,656	127,179
Deferred commissions	(16,718)	(14,749)
Prepaid expenses and other assets	(57,535)	(54,357)
Accounts payable	4,158	(1,245)
Accrued expenses and other liabilities	(14,217)	(6,567)
Operating lease liabilities	(8,376)	(7,833)
Deferred revenue	(21,441)	(4,110)
Net cash provided by operating activities	184,613	21,854
Cash flows from investing activities:
Purchases of property and equipment	(7,413)	(6,430)
Capitalized internal-use software development costs	(4,804)	(2,480)
Cash paid for a business combination, net of cash and cash equivalents acquired	(177,925)	—
Purchases of intangible assets	—	(10,460)
Purchases of investments	(897,291)	(1,145,670)
Sales of investments	10,974	384,383
Maturities and redemptions of investments	886,667	516,588
Net cash used in investing activities	(189,792)	(264,069)
Cash flows from financing activities:
Proceeds from exercise of stock options	15,276	41,402
Proceeds from issuance of common stock under employee stock purchase plan	26,094	26,398
Taxes paid related to net share settlement of equity awards	(53,216)	—
Net cash provided by (used in) financing activities	(11,846)	67,800
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,098)	19
Net decrease in cash, cash equivalents, and restricted cash	(22,123)	(174,396)
Cash, cash equivalents, and restricted cash—beginning of period	1,102,534	835,193
Cash, cash equivalents, and restricted cash—end of period	$1,080,411	$660,797

	Three Months Ended April 30,
	2022	2021

Supplemental disclosures of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$4,782	$3,469
Stock-based compensation included in capitalized software development costs	$6,291	$6,210
Issuance of common stock in connection with a business combination	$438,916	$—
Purchases of intangible assets included in accrued expenses and other liabilities	$—	$5,039
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,063,401	$644,674
Restricted cash—included in other assets and prepaid expenses and other current assets	17,010	16,123
Total cash, cash equivalents, and restricted cash	$1,080,411	$660,797

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on January 31. For example, references to fiscal 2023 refer to the fiscal year ended January 31, 2023.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which was filed with the SEC on March 30, 2022.

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2022 and the results of operations for the three months ended April 30, 2022 and 2021, and cash flows for the three months ended April 30, 2022 and 2021. The condensed balance sheet as of January 31, 2022 was derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	April 30, 2022	January 31, 2022

United States	$285,705	$272,895
Other	21,852	22,540
Total	$307,557	$295,435

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, stand-alone selling prices (SSP) for each distinct performance obligation, internal-use software development costs, the expected period of benefit for deferred commissions, the fair value of intangible assets acquired in business combinations, the useful lives of long-lived assets, the carrying value of operating lease right-of-use assets, stock-based compensation, accounting for income taxes, and the fair value of investments in marketable and non-marketable securities.

The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. These estimates are assessed on a regular basis; however, actual results could differ from these estimates. In addition, the Company assessed the impact of COVID-19 on the estimates and assumptions and determined there was no material impact.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which was filed with the SEC on March 30, 2022. There have been no significant changes to these policies during the three months ended April 30, 2022.

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations
Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Three Months Ended April 30,
	2022	2021

Product revenue	$394,434	$213,830
Professional services and other revenue	27,937	15,084
Total	$422,371	$228,914

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Three Months Ended April 30,
	2022	2021

Americas:
United States	$335,925	$186,185
Other Americas(1)	9,126	5,020
EMEA(1)(2)	58,018	30,174
Asia-Pacific and Japan(1)	19,302	7,535
Total	$422,371	$228,914
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Europe, the Middle East and Africa

Accounts Receivable, Net

As of April 30, 2022 and January 31, 2022, allowance for credit losses of $0.9 million and $1.3 million, was included in the Company’s accounts receivable, net balance, respectively.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of April 30, 2022 and January 31, 2022, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the three months ended April 30, 2022 and 2021.

Deferred Revenue

Revenue recognized for the three months ended April 30, 2022 from amounts included in deferred revenue as of January 31, 2022 was $339.1 million. Revenue recognized for the three months ended April 30, 2021 from amounts included in deferred revenue as of January 31, 2021 was $187.0 million.

Remaining Performance Obligations

Remaining performance obligations (RPO) represent the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s RPO excludes performance obligations from on-demand arrangements as there are no minimum purchase commitments associated with these arrangements, and certain time and materials contracts that are billed in arrears. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into USD each period based on the applicable period-end exchange rates.

As of April 30, 2022, the Company’s RPO was $2.6 billion, of which the Company expects approximately 53% to be recognized as revenue in the twelve months ending April 30, 2023 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	April 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$744,931	$—	$—	$744,931
Commercial paper	98,852	1	(14)	98,839
Corporate notes and bonds	13,545	—	(2)	13,543
Total cash equivalents	857,328	1	(16)	857,313
Investments:
Corporate notes and bonds	2,481,897	23	(31,188)	2,450,732
Commercial paper	776,878	—	(3,255)	773,623
U.S. government and agency securities	597,500	125	(8,990)	588,635
Certificates of deposit	151,467	42	(442)	151,067
Total investments	4,007,742	190	(43,875)	3,964,057
Total cash equivalents and investments	$4,865,070	$191	$(43,891)	$4,821,370

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$722,492	$—	$—	$722,492
Commercial paper	77,795	1	(2)	77,794
U.S. government securities	36,997	—	(2)	36,995
Corporate notes and bonds	7,950	—	(1)	7,949
Total cash equivalents	845,234	1	(5)	845,230
Investments:
Corporate notes and bonds	2,610,010	91	(12,062)	2,598,039
Commercial paper	884,376	81	(821)	883,636
U.S. government and agency securities	439,449	28	(2,558)	436,919
Certificates of deposit	104,108	4	(135)	103,977
Total investments	4,037,943	204	(15,576)	4,022,571
Total cash equivalents and investments	$4,883,177	$205	$(15,581)	$4,867,801

The Company included $14.3 million and $14.1 million of interest receivable in prepaid expenses and other current assets on the condensed consolidated balance sheets as of April 30, 2022 and January 31, 2022, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of April 30, 2022 and January 31, 2022 because such potential losses were not material.

As of April 30, 2022, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

April 30, 2022
Estimated Fair Value

Due within 1 year	$2,864,061
Due in 1 year to 3 years	1,212,378
Total	$4,076,439

The following tables show the fair values of, and the gross unrealized losses on, the Company’s available-for-sale marketable debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position and aggregated by investment type, on the condensed consolidated balance sheets (in thousands):

	April 30, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$91,794	$(14)	$—	$—	$91,794	$(14)
Corporate notes and bonds	13,343	(2)	—	—	13,343	(2)
Total cash equivalents	105,137	(16)	—	—	105,137	(16)
Investments:
Corporate notes and bonds	2,366,492	(30,842)	25,832	(346)	2,392,324	(31,188)
Commercial paper	773,377	(3,255)	—	—	773,377	(3,255)
U.S. government and agency securities	452,886	(8,688)	13,698	(302)	466,584	(8,990)
Certificates of deposit	108,223	(442)	—	—	108,223	(442)
Total investments	3,700,978	(43,227)	39,530	(648)	3,740,508	(43,875)
Total cash equivalents and investments	$3,806,115	$(43,243)	$39,530	$(648)	$3,845,645	$(43,891)

	January 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$55,819	$(2)	$—	$—	$55,819	$(2)
U.S. government securities	36,995	(2)	—	—	36,995	(2)
Corporate notes and bonds	7,629	(1)	—	—	7,629	(1)
Total cash equivalents	100,443	(5)	—	—	100,443	(5)
Investments:
Corporate notes and bonds	2,378,956	(12,044)	8,935	(18)	2,387,891	(12,062)
Commercial paper	653,827	(821)	—	—	653,827	(821)
U.S. government and agency securities	334,980	(2,558)	—	—	334,980	(2,558)
Certificates of deposit	49,118	(135)	—	—	49,118	(135)
Total investments	3,416,881	(15,558)	8,935	(18)	3,425,816	(15,576)
Total cash equivalents and investments	$3,517,324	$(15,563)	$8,935	$(18)	$3,526,259	$(15,581)

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair value of these securities due to credit related factors was not material as of April 30, 2022 and January 31, 2022.

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

The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of April 30, 2022 (in thousands):

	Level 1	Level 2	Total

Cash equivalents:
Money market funds	$744,931	$—	$744,931
Commercial paper	—	98,839	98,839
Corporate notes and bonds	—	13,543	13,543
Short-term investments:
Corporate notes and bonds	—	1,621,164	1,621,164
Commercial paper	—	773,623	773,623
U.S. government and agency securities	—	206,221	206,221
Certificates of deposit	—	150,671	150,671
Long-term investments:
Corporate notes and bonds	—	829,568	829,568
U.S. government and agency securities	—	382,414	382,414
Certificates of deposit	—	396	396
Total	$744,931	$4,076,439	$4,821,370

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

The following table presents the fair value hierarchy for the Company’s strategic investments measured at fair value as of April 30, 2022 (in thousands):

	Level 1	Level 3	Total

Equity securities:
Non-marketable equity securities	$—	$192,860	$192,860
Marketable equity securities	25,787	—	25,787
Debt securities:
Non-marketable debt securities	—	2,250	2,250
Total strategic investments—included in other assets	$25,787	$195,110	$220,897

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

As of April 30, 2022, the cumulative amount of upward adjustments recognized on the Company’s strategic investments in non-marketable equity securities was $33.0 million. For each of the three months ended April 30, 2022 and 2021, there were no impairments, or upward or downward adjustments recorded related to these securities.

For the three months ended April 30, 2022, the Company recognized net unrealized losses of $8.9 million on its strategic investments in marketable equity securities. The Company did not have any strategic investments in marketable securities during the three months ended April 30, 2021.

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2022	January 31, 2022

Leasehold improvements	$52,561	$51,801
Computers, equipment, and software	15,124	8,735
Furniture and fixtures	10,856	8,488
Capitalized internal-use software development costs	28,626	17,154
Construction in progress—capitalized internal-use software development costs	36,092	36,163
Construction in progress—other	2,443	6,185
Total property and equipment, gross	145,702	128,526
Less: accumulated depreciation and amortization(1)	(27,091)	(23,447)
Total property and equipment, net	$118,611	$105,079
________________
(1)Includes $11.2 million and $9.7 million of accumulated amortization related to capitalized internal-use software development costs as of April 30, 2022 and January 31, 2022, respectively.

Depreciation and amortization expense was $4.6 million and $2.9 million for the three months ended April 30, 2022 and 2021, respectively.

7. Business Combination, Intangible Assets, and Goodwill
Business Combination

On March 31, 2022, the Company acquired all outstanding stock of Streamlit, Inc. (Streamlit), a privately-held company which provides an open-source framework for creating and deploying data applications. The Company acquired Streamlit primarily for its talent and developer community. The Company has accounted for this transaction as a business combination. The acquisition date fair value of the purchase consideration was $650.8 million, which was comprised of the following (in thousands):

Estimated Fair Value

Cash	$211,839
Common stock(1)	438,916
Total	$650,755
________________
(1)Approximately 1.9 million shares of the Company’s Class A common stock were included in the purchase consideration and the fair values of these shares were determined based on the closing market price of $229.13 per share on the acquisition date.

In addition, in connection with this business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s Class A common stock in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares will be accounted for as post-combination stock-based compensation over the requisite service period of three years. See Note 10 for further discussion.

The following table summarizes the preliminary allocation of purchase consideration to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$33,914
Goodwill	494,165
Developer community intangible asset	150,000	5
Other net tangible liabilities	(660)
Deferred tax liabilities, net(1)	(26,664)
Total	$650,755
________________
(1)Deferred tax liabilities, net primarily relates to the intangible asset acquired and the amount presented is net of deferred tax assets.

The fair value of the developer community intangible asset was estimated using the replacement cost method which utilizes assumptions for the cost to replace it, such as time and resources required, as well as a theoretical profit margin and opportunity cost. During the measurement period of up to one year from the acquisition date, the Company may record adjustments to the preliminary fair value of the assets acquired and liabilities assumed with a corresponding offset to goodwill.

The excess of purchase consideration over the preliminary fair value of identifiable net assets acquired was recorded as goodwill, which is not deductible for income tax purposes. The Company believes the goodwill balance associated with this business combination represents the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings.

Acquisition-related costs of $1.9 million associated with this business combination were recorded as a general and administrative expense during the three months ended April 30, 2022.

The results of operations of Streamlit from the date of acquisition, which were not material, have been included in the Company’s condensed consolidated statements of operations for the three months ended April 30, 2022.

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Streamlit, as if Streamlit had been acquired as of February 1, 2021 (in thousands):

	Pro Forma
	Three Months Ended April 30,
	2022	2021

	(unaudited)
Revenue	$422,393	$228,914
Net loss	$(214,159)	$(211,589)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of operations of Streamlit to reflect certain business combination effects, including the amortization of the acquired intangible asset, stock-based compensation, income tax impact, and acquisition-related costs incurred by both the Company and Streamlit as though this business combination occurred as of February 1, 2021, the beginning of the Company’s fiscal 2022. The historical condensed consolidated financial information has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to the business combination, reasonably estimable, and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if this business combination had taken place as of February 1, 2021.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	April 30, 2022
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developer community	$150,000	$(2,547)	$147,453
Assembled workforce	28,252	(5,706)	22,546
Developed technology	11,332	(5,379)	5,953
Patents	8,174	(3,101)	5,073
Other	47	(47)	—
Total finite-lived intangible assets	$197,805	$(16,780)	$181,025
Infinite-lived intangible assets—trademarks			826
Total intangible assets, net			$181,851

	January 31, 2022
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Assembled workforce	$28,252	$(3,941)	$24,311
Developed technology	11,332	(4,812)	6,520
Patents	8,174	(2,690)	5,484
Other	47	(47)	—
Total finite-lived intangible assets	$47,805	$(11,490)	$36,315
Infinite-lived intangible assets—trademarks			826
Total intangible assets, net			$37,141

Amortization expense of intangible assets was $5.3 million and $1.8 million for the three months ended April 30, 2022 and 2021, respectively.

As of April 30, 2022, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
Reminder of 2023	$30,904
2024	40,959
2025	40,192
2026	34,221
2027	29,984
Thereafter	4,765
Total	$181,025
Goodwill

Changes in goodwill were as follows (in thousands):

Amount

Balance—January 31, 2022	$8,449
Addition	494,165
Balance—April 30, 2022	$502,614

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2022	January 31, 2022

Accrued compensation	$81,793	$98,916
Liabilities associated with marketing and business development programs	34,617	16,284
Accrued third-party cloud infrastructure expenses	20,818	13,341
Accrued professional services	9,612	7,068
Accrued taxes	7,218	12,709
Employee contributions under employee stock purchase plan	6,633	28,497
Accrued purchases of property and equipment	2,933	4,204
Other	21,657	19,645
Total accrued expenses and other current liabilities	$185,281	$200,664

9. Commitments and Contingencies
Operating Leases

The Company leases its facilities for office space under non-cancelable operating leases with various expiration dates through fiscal 2033. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2030. Such subleases have all been classified as operating leases. Sublease income is recorded as a reduction to the Company’s operating lease costs. Sublease income was $3.4 million and $3.2 million for the three months ended April 30, 2022 and 2021, respectively.

As of April 30, 2022, the Company had $38.5 million of legally-binding lease commitments for leases signed but not yet commenced. These leases will commence in fiscal 2023 with lease terms of 1.9 years to 10 years.

In May 2022, the Company entered into an agreement related to the expansion and lease term extension of an existing office facility located in the United States. The lease will commence in fiscal 2023 with an expiration date in fiscal 2035. Total commitment, net of tenant incentives expected to be received, under the lease is estimated to be approximately $68 million.

Other Contractual Commitments

Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level. There were no material contractual obligations that were entered into during the three months ended April 30, 2022 that were outside the ordinary course of business.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three months ended April 30, 2022 and 2021.

Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows for each of the three months ended April 30, 2022 and 2021.

Letters of Credit—As of April 30, 2022, the Company had a total of $17.0 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three months ended April 30, 2022 and 2021, losses recorded in the consolidated statements of operations in connection with the indemnification provisions were not material.

10. Equity
Preferred Stock—In connection with its Initial Public Offering (IPO), the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 200.0 million shares of undesignated preferred stock with a par value of $0.0001 per share and with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock and Elimination of Dual-Class Structure—The Company has two classes of common stock authorized: Class A common stock and Class B common stock. In connection with the IPO, the Company’s amended and restated certificate of incorporation authorized the issuance of 2,500.0 million shares of Class A common stock and 355.0 million shares of Class B common stock. On March 1, 2021, all 169.5 million shares of the Company's then-outstanding Class B common stock, par value $0.0001 per share, were automatically converted into the same number of shares of Class A common stock, par value $0.0001 per share, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion.

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

In addition, on March 3, 2021, the Company filed a certificate with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the conversion. Upon the effectiveness of the certificate, the Company’s total number of authorized shares of capital stock was reduced by the retirement of 169.5 million shares of Class B common stock.

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	April 30, 2022	January 31, 2022

2012 Equity Incentive Plan:
Options outstanding	39,195	42,043
Restricted stock units outstanding	3,966	4,530
2020 Equity Incentive Plan:
Shares available for future grants	55,679	45,446
Restricted stock units outstanding	10,235	5,082
Options outstanding	642	—
2020 Employee Stock Purchase Plan:
Shares available for future grants	11,148	8,209
Total shares of common stock reserved for future issuance	120,865	105,310

Equity Incentive Plans—The Company’s 2020 Equity Incentive Plan (2020 Plan), which became effective in connection with the IPO, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (RSUs), performance awards and other forms of equity compensation (collectively, equity awards). All shares that remain available for future grants are under the 2020 Plan.

The Company’s 2012 Equity Incentive Plan (2012 Plan) provided for the grant of equity awards to employees, non-employee directors, and other service providers of the Company. The 2012 Plan was terminated in September 2020 in connection with the IPO but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2012 Plan. Upon the expiration, forfeiture, cancellation, or reacquisition of any shares of common stock underlying outstanding equity awards granted under the 2012 Plan, an equal number of shares of Class A common stock will become available for grant under the 2020 Plan. No further equity awards will be granted under the 2012 Plan.

The Company’s 2020 Employee Stock Purchase Plan (2020 ESPP), which became effective in connection with the IPO, authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. Offering periods are generally six months long and begin on March 15 and September 15 of each year, except for the first two offering periods. The initial offering period began on September 15, 2020 and ended on February 26, 2021. The second offering period began on March 1, 2021 and ended on September 14, 2021.

On February 1, 2022, the shares available for grant under the 2020 Plan and the 2020 ESPP were automatically increased by 15.6 million shares and 3.1 million shares, respectively, pursuant to the annual evergreen increase provisions under the 2020 Plan and the 2020 ESPP.

Stock Options—Stock options granted under the 2012 Plan and the 2020 Plan (collectively, the Plans) generally vest based on continued service over four years and expire ten years from the date of grant. Certain stock options granted under the 2012 Plan are exercisable at any time following the date of grant and expire ten years from the date of grant.

Stock option activity and activity regarding shares available for grant under the Plans during the three months ended April 30, 2022 was as follows:

	Shares Available for Grant (in thousands)	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2022	45,446	42,043	$7.53	6.9	$11,283,299
Shares authorized	15,619	—	$—
Options granted	(642)	642	$207.56
Options exercised	—	(2,448)	$6.18
Options forfeited	400	(400)	$6.98
RSUs granted	(5,763)	—
Shares withheld related to net share settlement of RSUs	292	—
RSUs forfeited	327	—
Balance—April 30, 2022	55,679	39,837	$10.84	6.7	$6,421,133
Vested and exercisable as of April 30, 2022		24,179	$6.82	6.4	$3,980,779

The weighted-average grant-date fair value of options granted during the three months ended April 30, 2022 was $101.66 per share. No options were granted during the three months ended April 30, 2021. The intrinsic value of options exercised for the three months ended April 30, 2022 and 2021 was $509.9 million and $1.6 billion, respectively. The aggregate grant-date fair value of options that vested during the three months ended April 30, 2022 and 2021 was $19.9 million and $18.8 million, respectively.

RSUs—RSUs granted prior to the IPO had both service-based and performance-based vesting conditions, of which the performance-based vesting condition was satisfied upon the effectiveness of the IPO in September 2020. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. Stock-based compensation associated with RSUs granted prior to the IPO was recognized using an accelerated attribution method from the time it was deemed probable that the vesting condition was met through the time the service-based vesting condition had been achieved. RSUs granted after the IPO only contain the service-based vesting condition and the related stock-based compensation for such RSUs is recognized on a straight-line basis over the requisite service period.

During the three months ended April 30, 2022, the Company began funding withholding taxes in certain jurisdictions due upon the vesting of employee RSUs by net share settlement, rather than its previous approach of selling shares of the Company’s common stock. The amount of withholding taxes related to net share settlement of employee RSUs is reflected as (i) a reduction to additional paid-in-capital, and (ii) cash outflows for financing activities when the payments are made. The shares withheld by the Company as a result of the net share settlement of RSUs are not considered issued and outstanding, and do not impact the calculation of basic net income (loss) per share attributable to common stockholders.

RSU activity during the three months ended April 30, 2022 was as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2022	9,612	$180.08
Granted	5,763	$201.89
Vested	(848)	$161.90
Forfeited	(327)	$202.80
Unvested Balance—April 30, 2022	14,200	$189.50

Early Exercised Stock Options—Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded in other liabilities on the condensed consolidated balance sheets. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the stock option activity table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through the early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. As of April 30, 2022 and January 31, 2022, shares subject to repurchase as a result of early exercised options were not material.

Restricted Common Stock—Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

As discussed in Note 7, during the three months ended April 30, 2022, in connection with the Streamlit business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s common stock outside of the Plans in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares will be accounted for as post-combination stock-based compensation over the requisite service period of three years. As of April 30, 2022, all 0.4 million shares remained unvested.

Restricted common stock activity during the three months ended April 30, 2022 was as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2022	380	$2.11
Granted	409	$229.13
Vested	(90)	$2.10
Unvested Balance—April 30, 2022	699	$134.99

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the fair value of stock options granted to employees during the three months ended April 30, 2022:

Three Months Ended April 30, 2022

Expected term (in years)	6.0
Expected volatility	50.0%
Risk-free interest rate	1.8%
Expected dividend yield	—%

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

Expected volatility—Prior to fiscal 2023, the Company performed an analysis of using the average volatility of a peer group of representative public companies with sufficient trading history over the expected term to develop an expected volatility assumption. During the three months ended April 30, 2022, the Company began using the average volatility of its Class A common stock and the stocks of a peer group of representative public companies to develop an expected volatility assumption.

Risk-free interest rate—Risk-free rate is estimated based upon quoted market yields for the United States Treasury debt securities for a term consistent with the expected life of the awards in effect at the time of grant.

Expected dividend yield—Because the Company has never paid and has no intention to pay cash dividends on common stock, the expected dividend yield is zero.

Fair value of underlying common stock—Since the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the New York Stock Exchange.

The following table summarizes the assumptions used in estimating the fair value of employee stock purchase rights granted under the 2020 ESPP during the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
	2022	2021

Expected term (in years)	0.5	0.5
Expected volatility	58.9%	49.5%
Risk-free interest rate	0.9%	0.1%
Expected dividend yield	—%	—%

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended April 30,
	2022	2021

Cost of revenue	$22,635	$23,103
Sales and marketing	52,469	46,053
Research and development	73,593	55,819
General and administrative	23,796	26,039
Stock-based compensation, net of amounts capitalized	172,493	151,014
Capitalized stock-based compensation	6,495	6,299
Total stock-based compensation	$178,988	$157,313

As of April 30, 2022, total compensation cost related to unvested stock-based awards not yet recognized was $2.5 billion, which will be recognized over a weighted-average period of 3.3 years.

11. Income Taxes
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of 13.9% and 0.1% for the three months ended April 30, 2022 and 2021, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of April 30, 2022, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2017 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three months ended April 30, 2022 and 2021. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. None of the unrecognized tax benefits are currently expected to impact the Company’s effective tax rate, if realized, as a result of the full valuation allowance.

12. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. The Company considers unvested common stock to be participating securities, as the holders of such stock have the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend is declared on common stock.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, RSUs, restricted common stock, early exercised stock options, and employee stock purchase rights under the 2020 ESPP are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.

As discussed above in Note 10, on March 1, 2021, all 169.5 million shares of the Company's then-outstanding Class B common stock, par value $0.0001 per share, were automatically converted into the same number of shares of Class A common stock, par value $0.0001 per share, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion. In addition, on March 3, 2021, the Company filed a certificate with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the conversion. The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical prior to the conversion, except with respect to voting, converting, and transfer rights. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on both an individual and a combined basis.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2022	2021

Numerator:
Net loss attributable to Class A and Class B common stockholders	$(165,794)	$(203,220)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	314,361	291,386
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.53)	$(0.70)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2022	2021

Stock options	39,837	56,884
RSUs	14,200	11,118
Unvested restricted common stock and early exercised stock options	738	829
Employee stock purchase rights under the 2020 ESPP	46	52
Total	54,821	68,883

13. Subsequent Events
As set forth in Note 9, “Commitments and Contingencies,” in May 2022, the Company entered into an agreement related to the expansion and lease term extension of an existing office facility located in the United States. The lease will commence in fiscal 2023 with an expiration date in fiscal 2035. Total commitment, net of tenant incentives expected to be received, under the lease is estimated to be approximately $68 million. The Company will recognize the related right-of-use asset and lease liability, which have not yet been determined, at the lease commencement date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and (2) our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2022 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 30, 2022. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), free cash flow, a non-GAAP financial measure, is included in the section titled “Key Business Metrics.” This non-GAAP financial measure is not meant to be considered in isolation or as a substitute for, or superior to, comparable GAAP financial measures and should be read only in conjunction with our unaudited condensed consolidated financial statements prepared in accordance with GAAP. Our presentation of this non-GAAP financial measure may not be comparable to similar measures used by other companies. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP information and the GAAP-to-non-GAAP reconciliation included in the section titled “Key Business Metrics—Free Cash Flow,” to more fully understand our business.

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

Our cloud-native architecture consists of three independently scalable but logically integrated layers across storage, compute, and cloud services. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data to create a unified data record. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 32 regional deployments around the world. These deployments are generally interconnected to deliver the Data Cloud, enabling a consistent, global user experience.

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

Our go-to-market strategy is focused on acquiring new customers and driving continued use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 174% and 177% as of April 30, 2022 and January 31, 2022, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of April 30, 2022, we had 6,322 total customers, increasing from 5,961 customers as of January 31, 2022. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of April 30, 2022, our customers included 506 of the Global 2000, based on the 2021 Forbes Global 2000 list, and those customers contributed approximately 39% of our revenue for the three months ended April 30, 2022. Our Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Global 2000 customer count for historical periods reflecting these adjustments.

Business Combination - Streamlit, Inc.

On March 31, 2022, we acquired all outstanding stock of Streamlit, Inc. (Streamlit), a privately-held company which provides an open-source framework for creating and deploying data applications. The acquisition date fair value of the purchase consideration was $650.8 million, which was comprised of $211.8 million in cash and 1.9 million shares of our Class A common stock valued at $438.9 million as of the acquisition date. In addition, we issued to Streamlit’s three founders a total of 0.4 million shares of our Class A common stock in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with us. The $93.7 million fair value of these shares will be accounted for as post-combination stock-based compensation over the over the requisite service period of three years.

The results of operations of Streamlit from the date of acquisition, which were not material, have been included in our condensed consolidated statements of operations for the three months ended April 30, 2022.
See Note 7, “Business Combination, Intangible Assets, and Goodwill,” and Note 10, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding this transaction and the post-combination stock-based compensation.

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

Expanding Within our Existing Customer Base

Our large base of customers represents a significant opportunity for further consumption of our platform. While we have seen an increase in the number of customers that have contributed more than $1 million in product revenue in the trailing 12 months, we believe that there is a substantial opportunity to continue growing these customers further, as well as continuing to expand the usage of our platform within our other existing customers. We plan to continue investing to encourage increased consumption and adoption of new use cases among our existing customers.

Once deployed, our customers often expand their use of our platform more broadly within the enterprise and across their ecosystem of customers and partners as they migrate more data to the public cloud, identify new use cases, and realize the benefits of our platform and the Data Cloud. However, because we generally recognize product revenue on consumption and not ratably over the term of the contract, we do not have visibility into the timing of revenue recognition from any particular customer. In any given period, there is a risk that customer consumption of our platform will be slower than we expect, which may cause fluctuations in our revenue and results of operations. New software releases or hardware improvements, like better storage compression and cloud infrastructure processor improvements, may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads. To the extent these improvements do not result in an offsetting increase in new workloads, we may experience lower revenue. Our ability to increase usage of our platform by, and sell additional contracted capacity to, existing customers, and, in particular, large enterprise customers, will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, general economic conditions, overall changes in our customers’ spending levels, the effectiveness of our and our partners’ efforts to help our customers realize the benefits of our platform, and the extent to which customers migrate new workloads to our platform over time.

Acquiring New Customers

We believe there is a substantial opportunity to further grow our customer base by continuing to make significant investments in sales and marketing and brand awareness. Our ability to attract new customers will depend on a number of factors, including our success in recruiting and scaling our sales and marketing organization, competitive dynamics in our target markets, and our ability to build and maintain partner relationships, including with global system integrators, resellers, and technology partners. We intend to continue expanding our direct sales force, with a focus on specific industries and increasing sales to large organizations. While our platform is built for organizations of all sizes, we focus our selling efforts on large enterprise customers and customers with vast amounts of data, and providing industry-specific solutions. We may not achieve anticipated revenue growth from expanding our sales force to focus on large enterprises and specific industries if we are unable to hire, develop, integrate, and retain talented and effective sales personnel; if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time; or if our sales and marketing programs are not effective.

Investing in Growth and Scaling our Business

We are focused on our long-term revenue potential. We believe that our market opportunity is large, and we will continue to invest significantly in scaling across all organizational functions in order to grow our operations both domestically and internationally. We have a history of introducing successful new features and capabilities on our platform, and we intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity while also focusing on profitability and cash flow.

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

The following tables present a summary of key business metrics for the periods presented:

	Three Months Ended
	April 30, 2022	January 31, 2022	October 31, 2021	July 31, 2021	April 30, 2021

Product revenue (in millions)	$394.4	$359.6	$312.5	$254.6	$213.8
Free cash flow (non-GAAP) (in millions)(1)(2)	$172.4	$70.7	$9.5	($12.0)	$12.9

	April 30, 2022	January 31, 2022	October 31, 2021	July 31, 2021	April 30, 2021

Remaining performance obligations (in millions)(3)	$2,610.0	$2,646.5	$1,804.0	$1,528.7	$1,431.7
Total customers(4)	6,322	5,961	5,426	4,993	4,530
Net revenue retention rate(4)	174%	177%	171%	169%	168%
Customers with trailing 12-month product revenue greater than $1 million(4)	206	184	148	116	104
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in millions):

	Three Months Ended
	April 30, 2022	January 31, 2022	October 31, 2021	July 31, 2021	April 30, 2021

Net cash paid on payroll tax-related items on employee stock transactions	$9.0	$31.4	$12.1	$14.8	$10.4

(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which amounted to $53.2 million for the three months ended April 30, 2022, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow. No equity awards were net settled prior to the three months ended April 30, 2022. See the section titled “Free Cash Flow” for a reconciliation of free cash flow to the most directly comparable financial measure calculated in accordance with GAAP.
(3)As of April 30, 2022, our remaining performance obligations were approximately $2.6 billion, of which we expect approximately 53% to be recognized as revenue in the twelve months ending April 30, 2023 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 2.0 years as of April 30, 2022. However, the amount and timing of revenue recognition are generally dependent upon customers' future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.
(4)Historical total customer count, net revenue retention rate, and number of customers with trailing 12-month product revenue greater than $1 million reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity.

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

Remaining Performance Obligations

Remaining performance obligations (RPO) represent the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPO excludes performance obligations from on-demand arrangements and certain time and materials contracts that are billed in arrears. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into USD each period based on the applicable period-end exchange rates. RPO is not necessarily indicative of future product revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by a number of factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, seasonality, and the extent to which customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. Due to these factors, it is important to review RPO in conjunction with product revenue and other financial metrics disclosed elsewhere herein.

Total Customers

We count the total number of customers at the end of each period. For purposes of determining our customer count, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. For purposes of determining our customer count, we do not include customers that consume our platform only under on-demand arrangements. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. We believe that the number of customers is an important indicator of the growth of our business and future revenue trends.

Net Revenue Retention Rate

We believe the growth in use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We monitor our dollar-based net revenue retention rate to measure this growth. To calculate this metric, we first specify a measurement period consisting of the trailing two years from our current period end. Next, we define as our measurement cohort the population of customers under capacity contracts that used our platform at any point in the first month of the first year of the measurement period. Starting with the fiscal quarter ended October 31, 2021, the cohorts used to calculate net revenue retention rate include end-customers under a reseller arrangement. Although the impact is not material, we have adjusted all prior periods presented to reflect this inclusion. We then calculate our net revenue retention rate as the quotient obtained by dividing our product revenue from this cohort in the second year of the measurement period by our product revenue from this cohort in the first year of the measurement period. Any customer in the cohort that did not use our platform in the second year remains in the calculation and contributes zero product revenue in the second year. Our net revenue retention rate is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our net revenue retention rate for historical periods reflecting these adjustments. Since we will continue to attribute the historical product revenue to the consolidated contract, consolidation of capacity contracts within a customer’s organization typically will not impact our net revenue retention rate unless one of those customers was not a customer at any point in the first month of the first year of the measurement period. We expect our net revenue retention rate to decrease over the long-term as customers that have consumed our platform for an extended period of time become a larger portion of both our overall customer base and our product revenue that we use to calculate net revenue retention rate, and as their consumption growth primarily relates to existing use cases rather than new use cases.

Customers with Trailing 12-Month Product Revenue Greater than $1 Million

Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us to sell additional capacity because they have larger budgets, a wider range of potential use cases, and greater potential for migrating new workloads to our platform over time. As a measure of our ability to scale with our customers and attract large enterprises to our platform, we count the number of customers under capacity arrangements that contributed more than $1 million in product revenue in the trailing 12 months. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our customer count for historical periods reflecting these adjustments.

Free Cash Flow

We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities reduced by purchases of property and equipment and capitalized internal-use software development costs. Cash outflows for employee payroll tax items related to the net share settlement of equity awards are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow. We believe information regarding free cash flow provides useful supplemental information to investors because it is an indicator of the strength and performance of our core business operations.

The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	April 30, 2022	January 31, 2022	October 31, 2021	July 31, 2021	April 30, 2021

Net cash provided by (used in) operating activities	$184,613	$78,898	$15,538	$(6,111)	$21,854
Less: purchases of property and equipment	(7,413)	(4,012)	(2,282)	(3,497)	(6,430)
Less: capitalized internal-use software development costs	(4,804)	(4,160)	(3,788)	(2,344)	(2,480)
Free cash flow (non-GAAP)(1)(2)	$172,396	$70,726	$9,468	$(11,952)	$12,944
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in thousands):

	Three Months Ended
	April 30, 2022	January 31, 2022	October 31, 2021	July 31, 2021	April 30, 2021

Net cash paid on payroll tax-related items on employee stock transactions	$9,045	$31,378	$12,058	$14,764	$10,445
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which amounted to $53.2 million for the three months ended April 30, 2022, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow. No equity awards were net settled prior to the three months ended April 30, 2022.

Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. As a result, we have historically seen higher free cash flow in the first and fourth fiscal quarters of each year.

Impact of COVID-19
The ongoing COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic, including any new variants, may continue to directly or indirectly impact general market conditions or our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. For example, if our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread or resurgence of COVID-19, they may decrease or delay their spending, request pricing discounts, or seek renegotiations of their contracts, any of which may result in decreased revenue and cash receipts for us in future periods. In addition, we may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect accounts receivable from these customers.

In response to the spread of COVID-19, we required virtually all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. Although we have recently opened most of our offices for voluntary use and we expect many of our employees to return to physical offices in the future, the nature and extent of that return is uncertain. We also cancelled certain of our marketing events or adjusted those events to be virtual. As our offices reopen and we resume in-person events, we expect to incur incremental expenses in connection with onsite services, incur related in-office and event costs, and manage fluctuating in-person regulations and restrictions. Given the uncertainty regarding the length, severity, and ability to combat the COVID-19 pandemic, we cannot reasonably estimate the long-term impact on our future results of operations, cash flows, or financial condition, but we will continue to monitor any actual and potential impacts on our business and the business of our customers. For additional details, see the section titled “Risk Factors.”

Components of Results of Operations
Revenue

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to initial consumption as part of customer onboarding and, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented less than 3% of the Company’s revenue for each of the three months ended April 30, 2022 and 2021.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented approximately 1% of our revenue for each of the three months ended April 30, 2022 and 2021.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the three months ended April 30, 2022 is 1.9 years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions. A portion of the sales commissions paid to the sales force is earned based on the rate of the customers’ consumption of our platform, and a portion of the commissions paid to the sales force is earned upon the origination of the customer contracts. Sales commissions tied to customers’ consumption are expensed in the same period as they are earned. Sales commissions and referral fees earned upon the origination of the new customer or customer expansion contracts are deferred and then amortized over a period of benefit that we determined to be five years. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs, including Summit, our user conference, offset by proceeds from such conferences and programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software and subscription services dedicated for use by our sales and marketing organizations, amortization of acquired developer community intangible asset, and outside services contracted for sales and marketing purposes. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. However, we expect that our sales and marketing expenses will decrease as a percentage of our revenue over time.
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

Interest Income

Interest income consists primarily of interest income earned on our cash equivalents and short-term and long-term investments, including amortization of premiums and accretion of discounts related to our available-for-sale marketable debt securities, net of associated fees.

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended April 30,
	2022	2021

Revenue	$422,371	$228,914
Cost of revenue(1)	147,930	97,346
Gross profit	274,441	131,568
Operating expenses(1):
Sales and marketing	243,912	166,804
Research and development	150,798	109,796
General and administrative	68,497	60,563
Total operating expenses	463,207	337,163
Operating loss	(188,766)	(205,595)
Interest income	4,759	2,612
Other expense, net	(8,481)	(488)
Loss before income taxes	(192,488)	(203,471)
Benefit from income taxes	(26,694)	(251)
Net loss	$(165,794)	$(203,220)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended April 30,
	2022	2021

Cost of revenue	$22,635	$23,103
Sales and marketing	52,469	46,053
Research and development	73,593	55,819
General and administrative	23,796	26,039
Total stock-based compensation	$172,493	$151,014

The overall increase in stock-based compensation for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, was primarily attributable to additional equity awards granted to current and new employees, partially offset by a decrease in stock-based compensation associated with restricted stock unit awards (RSUs) granted prior to our Initial Public Offering (IPO). These RSUs have both a service-based and a performance-based vesting condition and, as a result, we recognized stock-based compensation associated with such RSUs using an accelerated attribution method.

As of April 30, 2022, total compensation cost related to unvested stock-based awards not yet recognized was $2.5 billion, which will be recognized over a weighted-average period of 3.3 years. See Note 10, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended April 30,
	2022	2021

Revenue	100%	100%
Cost of revenue(1)	35	43
Gross profit	65	57
Operating expenses(1):
Sales and marketing	58	73
Research and development	36	48
General and administrative	16	26
Total operating expenses	110	147
Operating loss	(45)	(90)
Interest income	1	1
Other expense, net	(2)	—
Loss before income taxes	(46)	(89)
Benefit from income taxes	(7)	—
Net loss	(39%)	(89%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended April 30,
	2022	2021

Cost of revenue	6%	10%
Sales and marketing	12	20
Research and development	17	24
General and administrative	6	12
Total stock-based compensation	41%	66%

Comparison of the Three Months Ended April 30, 2022 and 2021
Revenue

	Three Months Ended April 30,
	2022	2021	% Change

	(dollars in thousands)
Revenue:
Product	$394,434	$213,830	84%
Professional services and other	27,937	15,084	85%
Total	$422,371	$228,914	85%
Percentage of revenue:
Product	93%	93%
Professional services and other	7%	7%
Total	100%	100%

Product revenue increased $180.6 million for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 174% as of April 30, 2022. The increase in product revenue was also driven by an increase in capacity sales prices of approximately 3% for the three months ended April 30, 2022, compared to the same period in the prior year, primarily due to increased sales of higher-priced editions of our platform.

We had 206 customers with product revenue of greater than $1 million for the trailing 12 months ended April 30, 2022, an increase from 104 customers as of April 30, 2021. Such customers represented approximately 57% and 51% of our product revenue for the trailing 12 months ended April 30, 2022 and 2021, respectively. Within these customers, we had 40 and 10 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended April 30, 2022. Approximately 97% of our revenue was derived from existing customers under capacity arrangements for each of the three months ended April 30, 2022 and 2021. Revenue derived from new customers under capacity arrangements represented less than 1% of our revenue for each of the three months ended April 30, 2022 and 2021. The remainder was driven by on-demand arrangements. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $12.9 million for the three months ended April 30, 2022, compared to the same period in the prior year, as we continued to expand our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended April 30,
	2022	2021	% Change

	(dollars in thousands)
Cost of revenue:
Product	$111,411	$72,080	55%
Professional services and other	36,519	25,266	45%
Total cost of revenue	$147,930	$97,346	52%
Gross profit (loss):
Product	$283,023	$141,750	100%
Professional services and other	(8,582)	(10,182)	(16%)
Total gross profit	$274,441	$131,568	109%
Gross margin:
Product	72%	66%
Professional services and other	(31%)	(68%)
Total gross margin	65%	57%
Headcount (at period end)
Product	257	172
Professional services and other	387	212
Total headcount	644	384

Cost of product revenue increased $39.3 million for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, primarily due to an increase of $32.8 million in third-party cloud infrastructure expenses as a result of increased customer consumption. Personnel-related costs and allocated overhead costs also increased $4.7 million for the three months ended April 30, 2022, compared to the same period in the prior year, as a result of increased headcount and overall costs to support the growth in our business.

Our product gross margin was 72% for the three months ended April 30, 2022, compared to 66% for the three months ended April 30, 2021, primarily due to (i) an increased percentage of revenue from consumption of higher-priced editions of our platform, (ii) higher volume-based discounts for our purchases of third-party cloud infrastructure, and (iii) increased scale across our cloud infrastructure regions. While we expect our product gross margin to remain relatively flat for the fiscal year ending January 31, 2023, a number of factors could negatively impact our product gross margin, including (i) fluctuations in the mix and timing of customers' consumption, which is inherently variable at our customers' discretion, (ii) whether or not a customer contracts with us through our marketplace listings, (iii) our discounting practices, including as a result of changes to the competitive environment, and (iv) the extent of our investments in our operations, including performance improvements that may make our platform or the underlying cloud infrastructure more efficient.

Cost of professional services and other revenue increased $11.3 million for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, primarily due to an increase of $12.2 million in personnel-related costs (excluding stock-based compensation), allocated overhead costs, and costs associated with contracted third-party partners, as a result of increased headcount and overall costs to support the growth in our business. The overall increase in cost of professional services and other revenue was partially offset by a $1.3 million decrease in stock-based compensation, primarily attributable to RSUs granted prior to our IPO. These RSUs have both a service-based and a performance-based vesting condition and, as a result, we recognized stock-based compensation associated with such RSUs using an accelerated attribution method.

Professional services and other gross margins improved for the three months ended April 30, 2022, compared to the same period in the prior year, primarily due to decreased stock-based compensation. We do not believe the year-over-year changes in professional services and other gross margins are meaningful given that we are continuing to scale our professional services organization and our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Three Months Ended April 30,
	2022	2021	% Change

	(dollars in thousands)
Sales and marketing	$243,912	$166,804	46%
Percentage of revenue	58%	73%
Headcount (at period end)	2,247	1,450

Sales and marketing expenses increased $77.1 million for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, primarily due to an increase of $45.4 million in personnel-related costs (excluding commission expenses) and allocated overhead costs, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees.

Advertising costs and other expenses associated with our marketing and business development programs also increased $11.2 million for the three months ended April 30, 2022, compared to the same period in the prior year, as a result of increased costs associated with purchasing advertising and market data and increased in-person events. In addition, expenses associated with sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions, also increased $9.8 million for the three months ended April 30, 2022, compared to the same period in the prior year, primarily due to increases in customers’ consumption of our platform and in the value of bookings. The remaining increase in sales and marketing expenses was attributable to increased travel-related expenses, amortization of acquired developer community intangible asset, and software and subscription services dedicated for use by our sales and marketing organizations.

Research and Development

	Three Months Ended April 30,
	2022	2021	% Change

	(dollars in thousands)
Research and development	$150,798	$109,796	37%
Percentage of revenue	36%	48%
Headcount (at period end)	890	594

Research and development expenses increased $41.0 million for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, primarily due to an increase of $34.6 million in personnel-related costs and allocated overhead costs, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees. The remaining increase in research and development expenses was primarily driven by an increase of $4.9 million in third-party cloud infrastructure expenses incurred in developing our platform.

General and Administrative

	Three Months Ended April 30,
	2022	2021	% Change

	(dollars in thousands)
General and administrative	$68,497	$60,563	13%
Percentage of revenue	16%	26%
Headcount (at period end)	778	503

General and administrative expenses increased $7.9 million for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, primarily due to an increase of $3.6 million in personnel-related costs (excluding stock-based compensation) and allocated overhead costs, as a result of increased headcount and overall costs to support the growth in our business. The remaining increase in general and administrative expenses was attributable to increased insurance expenses and other corporate expenses to support the normal course of operations and our continued growth, and increased legal fees primarily related to the Streamlit business combination.

The overall increase in general and administrative expenses was partially offset by a $2.2 million decrease in stock-based compensation, primarily attributable to RSUs granted prior to our IPO. These RSUs have both a service-based and a performance-based vesting condition and, as a result, we recognized stock-based compensation associated with such RSUs using an accelerated attribution method.

Other Expense, Net

	Three Months Ended April 30,
	2022	2021	% Change

	(dollars in thousands)
Net unrealized losses on strategic investments in marketable equity securities	$(8,859)	$—	NM
Other	378	(488)	(177%)
Other expense, net	$(8,481)	$(488)	NM
NM - Not meaningful.

Other expense, net decreased $8.0 million for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, primarily due to net unrealized losses on our strategic investments in marketable equity securities recorded during the three months ended April 30, 2022.

Benefit from Income Taxes

	Three Months Ended April 30,
	2022	2021	% Change

	(dollars in thousands)
Loss before income taxes	$(192,488)	$(203,471)	(5%)
Benefit from income taxes	(26,694)	(251)	NM
Effective tax rate	13.9%	0.1%
NM - Not meaningful.

Benefit from income taxes increased $26.4 million for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, primarily due to the partial release of a valuation allowance of $26.7 million as a result of the Streamlit business combination.

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

Liquidity and Capital Resources
As of April 30, 2022, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $5.0 billion. Our investments primarily consist of corporate notes and bonds, commercial paper, money market funds, U.S. government and agency securities, and certificates of deposit.

As of April 30, 2022, our RPO was $2.6 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, which are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into USD each period based on the applicable period-end exchange rates.

Our primary source of cash is payments received from our customers. Our primary uses of cash include personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, overhead costs and capital expenditures. As of April 30, 2022, our material cash requirements from known contractual obligations and commitments relate primarily to (i) third-party cloud infrastructure agreements, (ii) operating leases for office facilities, and (iii) subscription arrangements used to facilitate our operations at the enterprise level. For the three months ended April 30, 2022, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which was filed with the SEC on March 30, 2022. See Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

On March 31, 2022, we acquired all outstanding stock of Streamlit. A portion of the purchase consideration was paid in cash, which amounted to $177.9 million, net of $33.9 million cash and cash equivalents acquired.

During the three months ended April 30, 2022, we began funding withholding taxes in certain jurisdictions due on the vesting of employee RSUs by net share settlement, rather than our previous approach of selling shares of our common stock to cover taxes upon vesting of such awards. The amount of withholding taxes paid related to net share settlement of employee RSUs was $53.2 million for the three months ended April 30, 2022.

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

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended April 30,
	2022	2021

Net cash provided by operating activities	$184,613	$21,854
Net cash used in investing activities	$(189,792)	$(264,069)
Net cash provided by (used in) financing activities	$(11,846)	$67,800

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) amortization of deferred commissions, (iii) amortization of operating lease right-of-use assets, (iv) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (v) net unrealized losses on strategic investments in marketable equity securities, (vi) net amortization of premiums on investments, and (vii) deferred income tax benefit or expense, and changes in operating assets and liabilities during each period.

For the three months ended April 30, 2022, net cash provided by operating activities was $184.6 million, primarily consisting of our net loss of $165.8 million, adjusted for non-cash charges of $197.9 million, and net cash inflows of $152.5 million provided by changes in our operating assets and liabilities, net of the effects of a business combination. The main drivers of the changes in operating assets and liabilities during the three months ended April 30, 2022 were a $266.7 million decrease in accounts receivable due to timing of billings and collections as we have historically received a higher volume of customer orders in the fourth fiscal quarter of each year, partially offset by (i) a $57.5 million increase in prepaid expenses and other assets primarily driven by increased prepaid third-party cloud infrastructure expenses and prepaid software and subscription services, (ii) a $21.4 million decrease in deferred revenue due to timing of billings as discussed above, (iii) a $16.7 million increase in deferred commissions earned on bookings, and (iv) a $14.2 million decrease in accrued expenses and other liabilities primarily due to purchases under our 2020 ESPP and the timing of accruals and payments.

For the three months ended April 30, 2021, net cash provided by operating activities was $21.9 million, primarily consisting of our net loss of $203.2 million, adjusted for non-cash charges of $186.8 million, and net cash inflows of $38.3 million provided by changes in our operating assets and liabilities.

Net cash provided by operating activities increased $162.8 million for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, primarily due to an increase of $329.5 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect to continue to generate positive net cash flows from operating activities for the fiscal year ending January 31, 2023.

Investing Activities

Net cash used in investing activities for the three months ended April 30, 2022 was $189.8 million, primarily as a result of cash paid for a business combination, net of cash and cash equivalents acquired, purchases of property and equipment to support our office facilities, and capitalized internal-use software development costs.

Net cash used in investing activities for the three months ended April 30, 2021 was $264.1 million, primarily as a result of net purchases of investments, and, to a lesser extent, purchases of intangible assets and property and equipment to support our office facilities.

Financing Activities

Net cash used in financing activities for the three months ended April 30, 2022 was $11.8 million, primarily as a result of taxes paid related to net share settlement of equity awards, partially offset by proceeds from the issuance of equity securities under our equity incentive plans.

Net cash provided by financing activities for the three months ended April 30, 2021 was $67.8 million, primarily as a result of proceeds from the issuance of equity securities under our equity incentive plans.

Critical Accounting Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty and actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which was filed with the SEC on March 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

As of April 30, 2022, we had $5.0 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, commercial paper, money market funds, U.S. government and agency securities, and certificates of deposit. In addition, we had $17.0 million of restricted cash primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $25.9 million or an increase of $25.7 million, respectively, in the market value of our cash equivalents, and short-term and long-term investments as of April 30, 2022.

As of January 31, 2022, we had $5.1 billion of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $27.3 million or an increase of $23.5 million, respectively, in the market value.

Foreign Currency Exchange Risk

Our reporting currency is the United States dollar. The functional currency of our foreign subsidiaries is the U.S. dollar or the Euro. The majority of our sales are currently denominated in U.S. dollars, although we also have sales in Euros. Therefore our revenue is not currently subject to significant foreign currency risk, but that will likely change in the future as we enable sales in additional currencies. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the United States and to a lesser extent in Europe, Canada, and the Asia-Pacific region. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we expect to do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have a material impact on our operating results for the three months ended April 30, 2022 and 2021, respectively.

Other Market Risk

Our strategic investments portfolio includes investments in privately-held and publicly-traded companies. We plan to continue these types of strategic investments as part of our corporate development program. We anticipate additional volatility to our condensed consolidated statements of operations as a result of changes in market prices, changes resulting from observable transactions for the same or similar investments of the same issuer, and impairments to our strategic investments. Volatility in global market conditions, including the public and private markets, may impact our strategic investments portfolio and, as a result, our financial results may fluctuate. As of April 30, 2022 and January 31, 2022, the carrying amount of these investments was $220.9 million and $207.8 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of April 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue was $422.4 million and $228.9 million for the three months ended April 30, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. As a result of our historical rapid growth and limited operating history, our ability to accurately forecast our future results of operations, including revenue, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our platform, increased competition, changes to technology (including changes in software or underlying cloud infrastructure), general macroeconomic and capital market conditions, volatility, or disruptions (including the effect of those events on our customers or partners), a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. As a result of our rapid revenue growth in prior periods, we expect our revenue growth rate to decline in future periods, and a decline in our revenue growth rate could adversely affect investors’ perceptions of our business, and negatively impact the trading price of our common stock. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described below. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

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
We have experienced net losses in each period since inception. We generated net losses of $165.8 million and $203.2 million for the three months ended April 30, 2022 and 2021, respectively. As of April 30, 2022 and January 31, 2022, we had an accumulated deficit of $2.1 billion and $1.9 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our sales, marketing, and professional services teams, and retain our employees. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under these third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems and operating as a public company. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
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
If we fail to innovate in response to changing customer needs, new technologies, or other market requirements, our business, financial condition, and results of operations could be harmed.
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
•fluctuations in usage of our platform, including as a result of customer optimization efforts that result in reduced consumption to execute workloads;
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
•general political, social, and economic conditions, uncertainty, or volatility, both domestically and internationally, as well as political, social, and economic conditions specifically affecting industries in which our customers and partners participate;
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
The potential long-term impact and duration of the ongoing COVID-19 pandemic (including any new variants) on the global economy and our business continue to be difficult to assess or predict. Potential impacts include:

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
•Certain of our in-person marketing events, including customer user conferences, have been canceled and we may experience or continue to experience (i) prolonged delays in our ability to reschedule or conduct in-person marketing events and other sales and marketing activities, or (ii) additional costs related to hosting in-person events that will be subject to uncertain and changing regulations and restrictions.
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

In order to continue to hire and retain highly qualified personnel, we will need to continue to hire in new locations around the world as well as consider flexible work options, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have, and the acceptance by these companies of remote or hybrid work environments may increase the competition for talent. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines or continues to experience significant volatility, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees. Furthermore, current and prospective employees may believe that their equity award offers have limited upside, and our competitors may be able to offer more appealing compensation packages. In order to retain our existing employees and manage potential attrition, including as a result of recent stock price decreases and continued market volatility that impact the actual or perceived value of our equity awards, we may issue additional equity awards or provide our employees with increased cash compensation, which could negatively impact our results of operations. Finally, if we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached our or their legal obligations, resulting in a diversion of our time and resources.

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
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. Further, the proceeds we received from our initial public offering (IPO) in September 2020 increased the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. For example, in March 2022 we acquired Streamlit, Inc., a privately-held company which provides an open-source framework built to simplify and accelerate the creation of data applications, representing a larger and more complex acquisition than our prior endeavors. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations.

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
Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. As a result, we have historically seen higher non-GAAP free cash flow in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year. We expect this seasonality to become more pronounced as we continue to target large enterprise customers based on their procurement, budgeting, and deployment cycles. For more information, including a definition of non-GAAP free cash flow and a reconciliation of free cash flow to the most directly comparable financial measure calculated in accordance with GAAP, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Any litigation against us could be costly and time-consuming to defend.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions or volatility in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, inflation, and interest rates, or the existence of pandemics (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare, or terrorist attacks on the United States, Europe, the Asia-Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. For example, the ongoing military conflict between Russia and Ukraine has created volatility in the global capital markets and could have further global economic consequences, including disruptions of the global supply chain. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 20% of our revenue for the three months ended April 30, 2022. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
•increased travel, real estate, infrastructure, and legal compliance costs associated with international operations, including increased costs associated with changing and potentially conflicting environmental regulations and requirements;
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
We have funded our operations since inception primarily through equity financings, payments received from our customers, and more recently, proceeds from our IPO. We cannot be certain if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, particularly during times of market volatility and general economic instability. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
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
If our estimates or judgments relating to our critical accounting estimates prove to be incorrect, our results of operations could be adversely affected.
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
We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have established an internal audit group, and as we continue to grow, we will hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and update the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
In connection with our acquisition of the outstanding capital stock of Streamlit, Inc. in March 2022, we agreed to issue 2.3 million shares of our common stock as consideration (Equity Consideration), of which 2.2 million shares have been issued as of April 30, 2022. A portion of the Equity Consideration that was issued to Streamlit’s founders (Founder Shares) are subject to vesting agreements pursuant to which the Founder Shares vest over three years, subject to each founder’s continued employment with Snowflake or its affiliates.

These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the Securities Act): Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act.

(b) Use of Proceeds
On September 18, 2020, we closed our IPO of 32.2 million shares of our Class A common stock at an offering price of $120.00 per share, including 4.2 million shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in gross proceeds to us of $3.7 billion, net of the underwriting discounts. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-248280), which was declared effective by the SEC on September 15, 2020. There has been no material change in the planned use of proceeds from our IPO from those disclosed in our final prospectus for our IPO dated as of September 15, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on September 16, 2020.

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

Date: June 3, 2022

SNOWFLAKE INC.

By:	/s/ Frank Slootman
Name:	Frank Slootman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)