Form 10-Q
period 2022-07-31
Snowflake Inc.
filed 2022-09-01
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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

As of August 19, 2022, there were 320.0 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	July 31, 2022	January 31, 2022

Assets
Current assets:
Cash and cash equivalents	$906,663	$1,085,729
Short-term investments	3,046,477	2,766,364
Accounts receivable, net	304,964	545,629
Deferred commissions, current	57,908	51,398
Prepaid expenses and other current assets	187,685	149,523
Total current assets	4,503,697	4,598,643
Long-term investments	1,086,684	1,256,207
Property and equipment, net	130,082	105,079
Operating lease right-of-use assets	222,240	190,356
Goodwill	502,614	8,449
Intangible assets, net	172,254	37,141
Deferred commissions, non-current	129,222	124,517
Other assets	317,322	329,306
Total assets	$7,064,115	$6,649,698
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,286	$13,441
Accrued expenses and other current liabilities	209,772	200,664
Operating lease liabilities, current	26,605	25,101
Deferred revenue, current	1,144,773	1,157,887
Total current liabilities	1,401,436	1,397,093
Operating lease liabilities, non-current	215,152	181,196
Deferred revenue, non-current	8,793	11,180
Other liabilities	12,411	11,184
Total liabilities	1,637,792	1,600,653
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of July 31, 2022 and January 31, 2022	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized, 319,897 and 312,377 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively; 185,461 Class B shares authorized, zero shares issued and outstanding as of each July 31, 2022 and January 31, 2022	32	31
Additional paid-in capital	7,782,117	6,984,669
Accumulated other comprehensive loss	(47,857)	(16,286)
Accumulated deficit	(2,307,969)	(1,919,369)
Total stockholders’ equity	5,426,323	5,049,045
Total liabilities and stockholders’ equity	$7,064,115	$6,649,698

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Revenue	$497,248	$272,198	$919,619	$501,112
Cost of revenue	173,232	106,121	321,162	203,467
Gross profit	324,016	166,077	598,457	297,645
Operating expenses:
Sales and marketing	274,645	182,903	518,557	349,707
Research and development	183,748	118,087	334,546	227,883
General and administrative	73,355	65,228	141,852	125,791
Total operating expenses	531,748	366,218	994,955	703,381
Operating loss	(207,732)	(200,141)	(396,498)	(405,736)
Interest income	11,692	2,190	16,451	4,802
Other income (expense), net	(22,920)	8,746	(31,401)	8,258
Loss before income taxes	(218,960)	(189,205)	(411,448)	(392,676)
Provision for (benefit from) income taxes	3,846	514	(22,848)	263
Net loss	$(222,806)	$(189,719)	$(388,600)	$(392,939)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted(1)	$(0.70)	$(0.64)	$(1.23)	$(1.33)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted(1)	318,356	297,717	316,392	294,604
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

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Net loss	$(222,806)	$(189,719)	$(388,600)	$(392,939)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,074)	(54)	(3,050)	298
Net change in unrealized gains (losses) on available-for-sale debt securities	(196)	829	(28,521)	404
Total other comprehensive income (loss)	(1,270)	775	(31,571)	702
Comprehensive loss	$(224,076)	$(188,944)	$(420,171)	$(392,237)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended July 31, 2022
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—April 30, 2022	317,814	$32	$7,589,712	$(46,587)	$(2,085,163)	$5,457,994
Issuance of common stock upon exercise of stock options	1,494	—	8,437	—	—	8,437
Issuance of common stock in connection with a business combination	74	—	—	—	—	—
Vesting of early exercised stock options	—	—	61	—	—	61
Vesting of restricted stock units	775	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(260)	—	(31,989)	—	—	(31,989)
Stock-based compensation	—	—	215,896	—	—	215,896
Other comprehensive loss	—	—	—	(1,270)	—	(1,270)
Net loss	—	—	—	—	(222,806)	(222,806)
BALANCE—July 31, 2022	319,897	$32	$7,782,117	$(47,857)	$(2,307,969)	$5,426,323

	Three Months Ended July 31, 2021
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE—April 30, 2021	295,790	$30	$6,400,566	$366	$(1,442,641)	$4,958,321
Issuance of common stock upon exercise of stock options	3,975	—	24,451	—	—	24,451
Vesting of early exercised stock options	—	—	208	—	—	208
Vesting of restricted stock units	820	—	—	—	—	—
Stock-based compensation	—	—	170,929	—	—	170,929
Other comprehensive income	—	—	—	775	—	775
Net loss	—	—	—	—	(189,719)	(189,719)
BALANCE—July 31, 2021	300,585	$30	$6,596,154	$1,141	$(1,632,360)	$4,964,965

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(unaudited)

	Six Months Ended July 31, 2022
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—January 31, 2022	312,377	$31	$6,984,669	$(16,286)	$(1,919,369)	$5,049,045
Issuance of common stock upon exercise of stock options	3,942	1	23,566	—	—	23,567
Issuance of common stock under employee stock purchase plan	184	—	26,094	—	—	26,094
Issuance of common stock in connection with a business combination	1,914	—	438,916	—	—	438,916
Issuance of common stock in connection with a business combination subject to future vesting	409	—	—	—	—	—
Vesting of early exercised stock options	—	—	122	—	—	122
Vesting of restricted stock units	1,623	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(552)	—	(86,134)	—	—	(86,134)
Stock-based compensation	—	—	394,884	—	—	394,884
Other comprehensive loss	—	—	—	(31,571)	—	(31,571)
Net loss	—	—	—	—	(388,600)	(388,600)
BALANCE—July 31, 2022	319,897	$32	$7,782,117	$(47,857)	$(2,307,969)	$5,426,323

	Six Months Ended July 31, 2021
	Class A and Class B Common Stock(1)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE—January 31, 2021	287,918	$28	$6,175,425	$439	$(1,239,421)	$4,936,471
Issuance of common stock upon exercise of stock options	11,057	2	65,666	—	—	65,668
Issuance of common stock under employee stock purchase plan	259	—	26,398	—	—	26,398
Vesting of early exercised stock options	—	—	423	—	—	423
Vesting of restricted stock units	1,351	—	—	—	—	—
Stock-based compensation	—	—	328,242	—	—	328,242
Other comprehensive income	—	—	—	702	—	702
Net loss	—	—	—	—	(392,939)	(392,939)
BALANCE—July 31, 2021	300,585	$30	$6,596,154	$1,141	$(1,632,360)	$4,964,965
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

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(388,600)	$(392,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,113	10,068
Non-cash operating lease costs	21,239	17,040
Amortization of deferred commissions	26,971	17,157
Stock-based compensation, net of amounts capitalized	381,674	315,005
Net amortization of premiums on investments	12,876	25,351
Net unrealized losses (gains) on strategic investments in equity securities	32,032	(8,060)
Deferred income tax	(26,664)	—
Other	2,074	2,782
Changes in operating assets and liabilities, net of effects of a business combination:
Accounts receivable	239,569	55,896
Deferred commissions	(39,906)	(33,931)
Prepaid expenses and other assets	(28,177)	(70,088)
Accounts payable	6,225	3,722
Accrued expenses and other liabilities	10,455	23,720
Operating lease liabilities	(18,186)	(15,992)
Deferred revenue	(8,649)	66,012
Net cash provided by operating activities	249,046	15,743
Cash flows from investing activities:
Purchases of property and equipment	(11,261)	(9,927)
Capitalized internal-use software development costs	(11,540)	(4,824)
Cash paid for a business combination, net of cash and cash equivalents acquired	(177,925)	—
Purchases of intangible assets	(700)	(11,182)
Purchases of investments	(1,925,257)	(1,988,633)
Sales of investments	43,932	392,312
Maturities and redemptions of investments	1,696,512	1,394,223
Net cash used in investing activities	(386,239)	(228,031)
Cash flows from financing activities:
Proceeds from exercise of stock options	23,796	65,865
Proceeds from issuance of common stock under employee stock purchase plan	26,094	26,398
Taxes paid related to net share settlement of equity awards	(84,109)	—
Net cash provided by (used in) financing activities	(34,219)	92,263

	Six Months Ended July 31,
	2022	2021

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,388)	215
Net decrease in cash, cash equivalents, and restricted cash	(178,800)	(119,810)
Cash, cash equivalents, and restricted cash—beginning of period	1,102,534	835,193
Cash, cash equivalents, and restricted cash—end of period	$923,734	$715,383
Supplemental disclosures of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$5,661	$1,190
Stock-based compensation included in capitalized software development costs	$12,780	$13,058
Issuance of common stock in connection with a business combination	$438,916	$—
Purchases of intangible assets included in accrued expenses and other liabilities	$—	$4,544
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other current liabilities	$2,025	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$906,663	$698,548
Restricted cash—included in other assets and prepaid expenses and other current assets	17,071	16,835
Total cash, cash equivalents, and restricted cash	$923,734	$715,383

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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of July 31, 2022 and the results of operations for the three and six months ended July 31, 2022 and 2021, and cash flows for the six months ended July 31, 2022 and 2021. The condensed balance sheet as of January 31, 2022 was derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended July 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	July 31, 2022	January 31, 2022

United States	$317,825	$272,895
Other	34,497	22,540
Total	$352,322	$295,435

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which was filed with the SEC on March 30, 2022. There have been no significant changes to these policies during the six months ended July 31, 2022, except for the addition of the derivative financial instruments accounting policy with respect to the Company’s foreign currency forward contracts entered into during the three months ended July 31, 2022.

Derivative Financial Instruments

During the three months ended July 31, 2022, the Company began using derivative financial instruments to manage its exposure to certain foreign currency exchange risks associated with certain intercompany balances denominated in currencies other than the U.S. dollar. These derivative financial instruments consist of deliverable foreign currency forward contracts entered into with high-quality financial institutions that have investment-grade ratings with maturities of one month or less and are not designated as hedging instruments. As such, all changes in the fair value of these derivative instruments are recorded in other income (expense), net on the condensed consolidated statements of operations, and are intended to offset the foreign currency transaction gains or losses associated with the underlying intercompany balances. The resulting derivative assets and liabilities are measured at fair value using Level 2 inputs and presented as prepaid expenses and other current assets and accrued expenses and other current liabilities, as applicable, on the condensed consolidated balance sheets. Cash flows at settlement of such foreign currency forward contracts are classified as operating activities in the condensed consolidated statement of cash flows.

As of July 31, 2022, all of the Company’s derivative assets and liabilities were settled, and the related realized gains (losses) were not material for the three and six months ended July 31, 2022.

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations

Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Product revenue	$466,268	$254,623	$860,702	$468,453
Professional services and other revenue	30,980	17,575	58,917	32,659
Total	$497,248	$272,198	$919,619	$501,112

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Americas:
United States	$394,284	$217,382	$730,209	$403,567
Other Americas(1)	10,553	6,137	19,679	11,157
EMEA(1)(2)	69,666	39,304	127,684	69,478
Asia-Pacific and Japan(1)	22,745	9,375	42,047	16,910
Total	$497,248	$272,198	$919,619	$501,112
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Europe, the Middle East and Africa.

Accounts Receivable, Net

As of July 31, 2022 and January 31, 2022, allowance for credit losses of $1.5 million and $1.3 million, was included in the Company’s accounts receivable, net balance, respectively.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of July 31, 2022 and January 31, 2022, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the three and six months ended July 31, 2022 and 2021.

Deferred Revenue

Revenue recognized for the three months ended July 31, 2022 from amounts included in deferred revenue as of April 30, 2022 was $380.4 million. Revenue recognized for the three months ended July 31, 2021 from amounts included in deferred revenue as of April 30, 2021 was $208.4 million.

Revenue recognized for the six months ended July 31, 2022 from amounts included in deferred revenue as of January 31, 2022 was $622.9 million. Revenue recognized for the six months ended July 31, 2021 from amounts included in deferred revenue as of January 31, 2021 was $343.8 million.

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

As of July 31, 2022, the Company’s RPO was $2.7 billion, of which the Company expects approximately 57% to be recognized as revenue in the twelve months ending July 31, 2023 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	July 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$590,661	$—	$—	$590,661
Commercial paper	71,835	—	(14)	71,821
Corporate notes and bonds	15,703	—	(7)	15,696
Total cash equivalents	678,199	—	(21)	678,178
Investments:
Corporate notes and bonds	2,464,401	97	(30,226)	2,434,272
Commercial paper	893,431	224	(3,852)	889,803
U.S. government and agency securities	528,941	304	(9,640)	519,605
Certificates of deposit	290,264	59	(842)	289,481
Total investments	4,177,037	684	(44,560)	4,133,161
Total cash equivalents and investments	$4,855,236	$684	$(44,581)	$4,811,339

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$722,492	$—	$—	$722,492
Commercial paper	77,795	1	(2)	77,794
U.S. government securities	36,997	—	(2)	36,995
Corporate notes and bonds	7,950	—	(1)	7,949
Total cash equivalents	845,234	1	(5)	845,230
Investments:
Corporate notes and bonds	2,610,010	91	(12,062)	2,598,039
Commercial paper	884,376	81	(821)	883,636
U.S. government and agency securities	439,449	28	(2,558)	436,919
Certificates of deposit	104,108	4	(135)	103,977
Total investments	4,037,943	204	(15,576)	4,022,571
Total cash equivalents and investments	$4,883,177	$205	$(15,581)	$4,867,801

The Company included $14.2 million and $14.1 million of interest receivable in prepaid expenses and other current assets on the condensed consolidated balance sheets as of July 31, 2022 and January 31, 2022, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of July 31, 2022 and January 31, 2022 because such potential losses were not material.

As of July 31, 2022, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

July 31, 2022
Estimated Fair Value

Due within 1 year	$3,133,994
Due in 1 year to 3 years	1,086,684
Total	$4,220,678

The following tables show the fair values of, and the gross unrealized losses on, the Company’s available-for-sale marketable debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position and aggregated by investment type, on the condensed consolidated balance sheets (in thousands):

	July 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$61,983	$(14)	$—	$—	$61,983	$(14)
Corporate notes and bonds	15,696	(7)	—	—	15,696	(7)
Total cash equivalents	77,679	(21)	—	—	77,679	(21)
Investments:
Corporate notes and bonds	2,285,206	(29,345)	62,893	(881)	2,348,099	(30,226)
Commercial paper	837,383	(3,852)	—	—	837,383	(3,852)
U.S. government and agency securities	369,879	(9,334)	13,694	(306)	383,573	(9,640)
Certificates of deposit	223,543	(842)	—	—	223,543	(842)
Total investments	3,716,011	(43,373)	76,587	(1,187)	3,792,598	(44,560)
Total cash equivalents and investments	$3,793,690	$(43,394)	$76,587	$(1,187)	$3,870,277	$(44,581)

	January 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$55,819	$(2)	$—	$—	$55,819	$(2)
U.S. government securities	36,995	(2)	—	—	36,995	(2)
Corporate notes and bonds	7,629	(1)	—	—	7,629	(1)
Total cash equivalents	100,443	(5)	—	—	100,443	(5)
Investments:
Corporate notes and bonds	2,378,956	(12,044)	8,935	(18)	2,387,891	(12,062)
Commercial paper	653,827	(821)	—	—	653,827	(821)
U.S. government and agency securities	334,980	(2,558)	—	—	334,980	(2,558)
Certificates of deposit	49,118	(135)	—	—	49,118	(135)
Total investments	3,416,881	(15,558)	8,935	(18)	3,425,816	(15,576)
Total cash equivalents and investments	$3,517,324	$(15,563)	$8,935	$(18)	$3,526,259	$(15,581)

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair value of these securities due to credit related factors was not material as of July 31, 2022 and January 31, 2022.

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

The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of July 31, 2022 (in thousands):

	Level 1	Level 2	Total

Cash equivalents:
Money market funds	$590,661	$—	$590,661
Commercial paper	—	71,821	71,821
Corporate notes and bonds	—	15,696	15,696
Short-term investments:
Corporate notes and bonds	—	1,729,751	1,729,751
Commercial paper	—	889,803	889,803
Certificates of deposit	—	289,481	289,481
U.S. government and agency securities	—	137,442	137,442
Long-term investments:
Corporate notes and bonds	—	704,521	704,521
U.S. government and agency securities	—	382,163	382,163
Total	$590,661	$4,220,678	$4,811,339

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

Strategic Investments

The tables above do not include the Company’s strategic investments, which consist primarily of (i) non-marketable equity securities recorded at cost minus impairment, if any, and adjusted for observable transactions for the same or similar investments of the same issuer (referred to as the Measurement Alternative), and (ii) marketable equity securities.

The Company’s non-marketable equity securities accounted for using the Measurement Alternative are recorded at fair value on a non-recurring basis and classified within Level 3 of the fair value hierarchy because significant unobservable inputs or data in an inactive market are used in estimating their fair value. The estimation of fair value for these assets requires the use of an observable transaction price or other unobservable inputs, including the volatility, rights, and obligations of the securities the Company holds. The Company’s marketable equity securities are recorded at fair value on a recurring basis and classified within Level 1 of the fair value hierarchy because they are valued using the quoted market price.

The following table presents the Company’s strategic investments by type (in thousands):

	July 31, 2022	January 31, 2022

Equity securities:
Non-marketable equity securities under Measurement Alternative	$176,805	$170,860
Marketable equity securities	29,168	34,646
Debt securities:
Non-marketable debt securities	1,500	2,250
Total strategic investments—included in other assets	$207,473	$207,756

The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s strategic investments in equity securities held as of July 31, 2022 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Non-marketable equity securities under Measurement Alternative:
Upward adjustments	$—	$8,060	$—	$8,060
Impairments	(26,555)	—	(26,555)	—
Marketable equity securities:
Net unrealized gains (losses)(1)	3,382	—	(5,477)	—
Total—included in other income (expense), net	$(23,173)	$8,060	$(32,032)	$8,060
________________
(1)The Company did not have any strategic investments in marketable equity securities during the three and six months ended July 31, 2021.

No realized gains or losses were recognized on the Company’s strategic investments in equity securities during any of periods presented. The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative that the Company held as of July 31, 2022 were $33.0 million and $26.6 million, respectively.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	July 31, 2022	January 31, 2022

Leasehold improvements	$54,059	$51,801
Computers, equipment, and software	16,210	8,735
Furniture and fixtures	11,904	8,488
Capitalized internal-use software development costs	36,470	17,154
Construction in progress—capitalized internal-use software development costs	41,058	36,163
Construction in progress—other	3,099	6,185
Total property and equipment, gross	162,800	128,526
Less: accumulated depreciation and amortization(1)	(32,718)	(23,447)
Total property and equipment, net	$130,082	$105,079
________________
(1)Includes $13.6 million and $9.7 million of accumulated amortization related to capitalized internal-use software development costs as of July 31, 2022 and January 31, 2022, respectively.

Depreciation and amortization expense was $5.9 million and $10.5 million for the three and six months ended July 31, 2022, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $2.4 million and $3.9 million for the three and six months ended July 31, 2022, respectively.

Depreciation and amortization expense was $3.5 million and $6.3 million for the three and six months ended July 31, 2021, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $1.2 million and $2.0 million for the three and six months ended July 31, 2021, respectively.

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

In addition, in connection with this business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s Class A common stock in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares are accounted for as post-combination stock-based compensation over the requisite service period of three years. See Note 10 for further discussion.

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

Acquisition-related costs of $2.0 million associated with this business combination were recorded as a general and administrative expense during the six months ended July 31, 2022.

From the date of acquisition through July 31, 2022, revenue attributable to Streamlit was not material. It was impracticable to determine the effect on the Company's net loss attributable to Streamlit as its operations have been integrated into the Company's ongoing operations since the date of acquisition.

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Streamlit, as if Streamlit had been acquired as of February 1, 2021 (in thousands):

	Pro Forma
	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(unaudited)
Revenue	$497,248	$272,198	$919,641	$501,112
Net loss	$(222,806)	$(219,905)	$(436,965)	$(431,494)

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

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	July 31, 2022
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developer community	$150,000	$(10,100)	$139,900
Assembled workforce	28,252	(7,466)	20,786
Developed technology	11,332	(5,945)	5,387
Patents	8,874	(3,519)	5,355
Other	47	(47)	—
Total finite-lived intangible assets	$198,505	$(27,077)	$171,428
Infinite-lived intangible assets—trademarks			826
Total intangible assets, net			$172,254

	January 31, 2022
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Assembled workforce	$28,252	$(3,941)	$24,311
Developed technology	11,332	(4,812)	6,520
Patents	8,174	(2,690)	5,484
Other	47	(47)	—
Total finite-lived intangible assets	$47,805	$(11,490)	$36,315
Infinite-lived intangible assets—trademarks			826
Total intangible assets, net			$37,141

Amortization expense of intangible assets was $10.3 million and $15.6 million for the three and six months ended July 31, 2022, respectively, and $1.9 million and $3.7 million for the three and six months ended July 31, 2021, respectively.

As of July 31, 2022, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
Reminder of 2023	$20,719
2024	41,101
2025	40,360
2026	34,250
2027	30,097
Thereafter	4,901
Total	$171,428

Goodwill

Changes in goodwill were as follows (in thousands):

Amount

Balance—January 31, 2022	$8,449
Addition	494,165
Balance—July 31, 2022	$502,614

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2022	January 31, 2022

Accrued compensation	$110,090	$98,916
Accrued third-party cloud infrastructure expenses	24,486	13,341
Employee contributions under employee stock purchase plan	15,563	28,497
Liabilities associated with marketing and business development programs	15,074	16,284
Accrued taxes	10,830	12,709
Accrued professional services	9,049	7,068
Accrued purchases of property and equipment	4,119	4,204
Other	20,561	19,645
Total accrued expenses and other current liabilities	$209,772	$200,664

9. Commitments and Contingencies

Operating Leases

The Company leases its facilities for office space under non-cancelable operating leases with various expiration dates through fiscal 2035. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

In May 2022, the Company entered into an agreement related to the expansion and lease term extension of an existing office facility located in the United States, which is considered a lease modification not accounted for as a separate contract. Total commitment, net of tenant incentives expected to be received, under the modified lease is $68.0 million. The modified lease commenced during the three months ended July 31, 2022, with an expiration date in fiscal 2035, and resulted in an increase in the Company’s operating lease right-of-use assets and operating lease liabilities in the amount of approximately $30 million.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2030. Such subleases have all been classified as operating leases. Sublease income is recorded as a reduction to the Company’s operating lease costs. Sublease income was $3.3 million and $6.6 million for the three and six months ended July 31, 2022, respectively, and $3.2 million and $6.4 million for the three and six months ended July 31, 2021, respectively.

As of July 31, 2022, the Company had $16.0 million of legally-binding lease commitment for a lease signed but not yet commenced. The lease will commence in fiscal 2023 with a lease term of 10.0 years.

Other Contractual Commitments

Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level. There were no material contractual obligations that were entered into during the six months ended July 31, 2022 that were outside the ordinary course of business.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three and six months ended July 31, 2022 and 2021.

Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows for each of the three and six months ended July 31, 2022 and 2021.

Letters of Credit—As of July 31, 2022, the Company had a total of $17.1 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three and six months ended July 31, 2022 and 2021, losses recorded in the consolidated statements of operations in connection with the indemnification provisions were not material.

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

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	July 31, 2022	January 31, 2022

2012 Equity Incentive Plan:
Options outstanding	37,521	42,043
Restricted stock units outstanding	3,493	4,530
2020 Equity Incentive Plan:
Options outstanding	642	—
Restricted stock units outstanding	10,844	5,082
Shares available for future grants	55,207	45,446
2020 Employee Stock Purchase Plan:
Shares available for future grants	11,148	8,209
Total shares of common stock reserved for future issuance	118,855	105,310

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

A summary of stock option activity and activity regarding shares available for grant under the Plans during the six months ended July 31, 2022 is as follows:

	Shares Available for Grant (in thousands)	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2022	45,446	42,043	$7.53	6.9	$11,283,299
Shares authorized	15,619	—	$—
Options granted	(642)	642	$207.56
Options exercised	—	(2,448)	$6.18
Options canceled	400	(400)	$6.98
RSUs granted	(5,763)	—
Shares withheld related to net share settlement of RSUs	292	—
RSUs forfeited	327	—
Balance—April 30, 2022	55,679	39,837	$10.84	6.7	$6,421,133
Options exercised	—	(1,494)	$5.65
Options canceled	180	(180)	$7.32
RSUs granted	(1,374)	—
Shares withheld related to net share settlement of RSUs	260	—
RSUs forfeited	462	—
Balance—July 31, 2022	55,207	38,163	$11.06	6.5	$5,336,155
Vested and exercisable as of July 31, 2022		26,233	$7.39	6.2	$3,741,879

The weighted-average grant-date fair value of options granted during the six months ended July 31, 2022 was $101.66 per share. No options were granted during the six months ended July 31, 2021. The intrinsic value of options exercised in the six months ended July 31, 2022 and 2021 was $704.6 million and $2.6 billion, respectively. The aggregate grant-date fair value of options that vested during the six months ended July 31, 2022 and 2021 was $41.3 million and $44.1 million, respectively.

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

During the six months ended July 31, 2022, the Company began funding withholding taxes due upon the vesting of employee RSUs in certain jurisdictions by net share settlement, rather than its previous approach of selling shares of the Company’s common stock. The amount of withholding taxes related to net share settlement of employee RSUs is reflected as (i) a reduction to additional paid-in-capital, and (ii) cash outflows for financing activities when the payments are made. The shares withheld by the Company as a result of the net share settlement of RSUs are not considered issued and outstanding, and do not impact the calculation of basic net income (loss) per share attributable to common stockholders.

A summary of RSU activity during the six months ended July 31, 2022 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2022	9,612	$180.08
Granted	5,763	$201.89
Vested	(848)	$161.90
Forfeited	(327)	$202.80
Unvested Balance—April 30, 2022	14,200	$189.50
Granted	1,374	$145.19
Vested	(775)	$156.97
Forfeited	(462)	$196.87
Unvested Balance—July 31, 2022	14,337	$186.77

Early Exercised Stock Options—Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded in other liabilities on the condensed consolidated balance sheets. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the stock option activity table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through the early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. As of July 31, 2022 and January 31, 2022, shares subject to repurchase as a result of early exercised options were not material.

Restricted Common Stock—Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

As discussed in Note 7, during the six months ended July 31, 2022, in connection with the Streamlit business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s common stock outside of the Plans in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares are accounted for as post-combination stock-based compensation over the requisite service period of three years. As of July 31, 2022, all 0.4 million shares remained unvested.

A summary of restricted common stock activity during the six months ended July 31, 2022 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2022	380	$2.11
Granted	409	$229.13
Vested	(90)	$2.10
Unvested Balance—April 30, 2022	699	$134.99
Vested	(90)	$2.10
Unvested Balance—July 31, 2022	609	$154.73

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the fair value of stock options granted to employees during the six months ended July 31, 2022:

Six Months Ended July 31, 2022

Expected term (in years)	6.0
Expected volatility	50.0%
Risk-free interest rate	1.8%
Expected dividend yield	—%

No stock options were granted during the three months ended July 31, 2022 or each of the three and six months ended July 31, 2021.

Expected term—For stock options considered to be “plain vanilla” options, the Company estimates the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as the Company’s historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term.

Expected volatility—Prior to fiscal 2023, the Company performed an analysis of using the average volatility of a peer group of representative public companies with sufficient trading history over the expected term to develop an expected volatility assumption. During the six months ended July 31, 2022, the Company began using the average volatility of its Class A common stock and the stocks of a peer group of representative public companies to develop an expected volatility assumption.

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

The following table summarizes the assumptions used in estimating the fair value of employee stock purchase rights granted under the 2020 ESPP during the three and six months ended July 31, 2022 and 2021:

	Three and Six Months Ended
	2022	2021

Expected term (in years)	0.5	0.5
Expected volatility	58.9%	49.5%
Risk-free interest rate	0.9%	0.1%
Expected dividend yield	—%	—%

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Cost of revenue	$26,070	$22,114	$48,705	$45,217
Sales and marketing	60,162	52,336	112,631	98,389
Research and development	96,897	62,827	170,490	118,646
General and administrative	26,052	26,714	49,848	52,753
Stock-based compensation, net of amounts capitalized	209,181	163,991	381,674	315,005
Capitalized stock-based compensation	6,715	6,938	13,210	13,237
Total stock-based compensation	$215,896	$170,929	$394,884	$328,242

As of July 31, 2022, total compensation cost related to unvested stock-based awards not yet recognized was $2.4 billion, which will be recognized over a weighted-average period of 3.2 years.

11. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of (1.8%) and 5.6% for the three and six months ended July 31, 2022, respectively, and (0.3%) and (0.1%) for the three and six months ended July 31, 2021, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of July 31, 2022, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2017 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three and six months ended July 31, 2022 and 2021. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. None of the unrecognized tax benefits are currently expected to impact the Company’s effective tax rate, if realized, as a result of the full valuation allowance.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock buy-backs. The Company is currently evaluating the various provisions of the Inflation Act and does not anticipate the impact, if any, will be material to the Company.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Numerator:
Net loss attributable to Class A and Class B common stockholders	$(222,806)	$(189,719)	$(388,600)	$(392,939)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	318,356	297,717	316,392	294,604
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.70)	$(0.64)	$(1.23)	$(1.33)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three and Six Months Ended July 31,
	2022	2021

Stock options	38,163	52,250
RSUs	14,337	10,763
Unvested restricted common stock and early exercised stock options	641	676
Employee stock purchase rights under the 2020 ESPP	100	98
Total	53,241	63,787

13. Subsequent Event

In August 2022, the Company entered into an agreement to acquire all outstanding stock of Applica Sp. z.o.o. (Applica), a privately-held company which provides an artificial intelligence platform for document understanding. Under the terms of the agreement, the Company will acquire Applica for approximately $175 million in cash, subject to customary purchase price adjustments. The acquisition is expected to close in the three months ending October 31, 2022, subject to certain closing conditions.

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

Our cloud-native architecture consists of three independently scalable but logically integrated layers across storage, compute, and cloud services. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data to create a unified data record. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 36 regional deployments around the world. These deployments are generally interconnected to deliver the Data Cloud, enabling a consistent, global user experience.

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

Our go-to-market strategy is focused on acquiring new customers and driving continued use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 171% and 176% as of July 31, 2022 and January 31, 2022, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of July 31, 2022, we had 6,808 total customers, increasing from 5,965 customers as of January 31, 2022. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of July 31, 2022, our customers included 510 of the Forbes Global 2000, based on the 2022 Forbes Global 2000 list, and those customers contributed approximately 41% of our revenue for the six months ended July 31, 2022. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

Business Combination—Streamlit, Inc.

On March 31, 2022, we acquired all outstanding stock of Streamlit, Inc. (Streamlit), a privately-held company which provides an open-source framework for creating and deploying data applications. The acquisition date fair value of the purchase consideration was $650.8 million, which was comprised of $211.8 million in cash and 1.9 million shares of our Class A common stock valued at $438.9 million as of the acquisition date. In addition, we issued to Streamlit’s three founders a total of 0.4 million shares of our Class A common stock in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with us. The $93.7 million fair value of these shares are accounted for as post-combination stock-based compensation over the requisite service period of three years.

The results of operations attributable to Streamlit from March 31, 2022, the date of acquisition, have been included in our condensed consolidated statements of operations for the three and six months ended July 31, 2022. See Note 7, “Business Combination, Intangible Assets, and Goodwill,” and Note 10, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding this transaction and the post-combination stock-based compensation.

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

Our platform powers the Data Cloud, a network of data providers, data consumers, and data application developers that enables our customers to securely share, connect, collaborate with, monetize, and acquire live data sets. The Data Cloud includes access to Snowflake Marketplace, through which customers can access or acquire third-party data sets and other data products. Our future growth will be increasingly dependent on our ability to increase consumption of our platform by building and expanding the Data Cloud.

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

The following tables present a summary of key business metrics for the periods presented:

	Three Months Ended
	July 31, 2022	April 30, 2022	January 31, 2022	October 31, 2021	July 31, 2021

Product revenue (in millions)	$466.3	$394.4	$359.6	$312.5	$254.6
Free cash flow (non-GAAP) (in millions)(1)(2)	$53.8	$172.4	$70.7	$9.5	($12.0)

	July 31, 2022	April 30, 2022	January 31, 2022	October 31, 2021	July 31, 2021

Remaining performance obligations (in millions)(3)	$2,715.7	$2,610.0	$2,646.5	$1,804.0	$1,528.7
Total customers(4)	6,808	6,332	5,965	5,430	4,996
Net revenue retention rate(4)	171%	174%	176%	171%	169%
Customers with trailing 12-month product revenue greater than $1 million(4)	246	206	184	148	116
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in millions):

	Three Months Ended
	July 31, 2022	April 30, 2022	January 31, 2022	October 31, 2021	July 31, 2021

Net cash paid on payroll tax-related items on employee stock transactions	$4.8	$9.0	$31.4	$12.1	$14.8

(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $30.9 million and $84.1 million for the three and six months ended July 31, 2022, respectively, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow. No equity awards were net settled prior to the six months ended July 31, 2022. See the section titled “Free Cash Flow” for a reconciliation of free cash flow to the most directly comparable financial measure calculated in accordance with GAAP.
(3)As of July 31, 2022, our remaining performance obligations were approximately $2.7 billion, of which we expect approximately 57% to be recognized as revenue in the twelve months ending July 31, 2023 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 1.9 years as of July 31, 2022. However, the amount and timing of revenue recognition are generally dependent upon customers' future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.
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

Remaining Performance Obligations

Remaining performance obligations (RPO) represent the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPO excludes performance obligations from on-demand arrangements and certain time and materials contracts that are billed in arrears. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into USD each period based on the applicable period-end exchange rates. RPO is not necessarily indicative of future product revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by a number of factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, seasonality, changes in foreign currency exchange rates, and the extent to which customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. Due to these factors, it is important to review RPO in conjunction with product revenue and other financial metrics disclosed elsewhere herein.

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

The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	July 31, 2022	April 30, 2022	January 31, 2022	October 31, 2021	July 31, 2021

Net cash provided by (used in) operating activities	$64,433	$184,613	$78,898	$15,538	$(6,111)
Less: purchases of property and equipment	(3,848)	(7,413)	(4,012)	(2,282)	(3,497)
Less: capitalized internal-use software development costs	(6,736)	(4,804)	(4,160)	(3,788)	(2,344)
Free cash flow (non-GAAP)(1)(2)	$53,849	$172,396	$70,726	$9,468	$(11,952)
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in thousands):

	Three Months Ended
	July 31, 2022	April 30, 2022	January 31, 2022	October 31, 2021	July 31, 2021

Net cash paid on payroll tax-related items on employee stock transactions	$4,796	$9,045	$31,378	$12,058	$14,764
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $30.9 million and $84.1 million for the three and six months ended July 31, 2022, respectively, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow. No equity awards were net settled prior to the six months ended July 31, 2022.

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

In response to the spread of COVID-19, we required virtually all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. Although we have recently opened most of our offices for voluntary use and we expect many of our employees to return to physical offices in the near future, the nature and extent of that return is uncertain. We also cancelled certain of our marketing events or adjusted those events to be virtual or include both an in-person and virtual experience. As our offices reopen and we resume in-person events, we expect to continue to incur incremental expenses in connection with onsite services, incur related in-office and event costs, and manage fluctuating in-person regulations and restrictions. Given the uncertainty regarding the length, severity, and ability to continue to combat the COVID-19 pandemic, we cannot reasonably estimate the long-term impact on our future results of operations, cash flows, or financial condition, but we will continue to monitor any actual and potential impacts on our business and the business of our customers. For additional details, see the section titled “Risk Factors.”

Components of Results of Operations

Revenue

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to initial consumption as part of customer onboarding and, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented approximately 2% of the Company’s revenue for each of the three and six months ended July 31, 2022 and 2021.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented less than 1% of our revenue for each of the three and six months ended July 31, 2022 and 2021.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the three and six months ended July 31, 2022 is 2.1 years and 2.0 years, respectively. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources, facilities, and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation. General and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services dedicated for use by our general and administrative functions, insurance, unallocated lease costs associated with unused office facilities to accommodate planned headcount growth, and other corporate expenses. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Revenue	$497,248	$272,198	$919,619	$501,112
Cost of revenue(1)	173,232	106,121	321,162	203,467
Gross profit	324,016	166,077	598,457	297,645
Operating expenses(1):
Sales and marketing	274,645	182,903	518,557	349,707
Research and development	183,748	118,087	334,546	227,883
General and administrative	73,355	65,228	141,852	125,791
Total operating expenses	531,748	366,218	994,955	703,381
Operating loss	(207,732)	(200,141)	(396,498)	(405,736)
Interest income	11,692	2,190	16,451	4,802
Other income (expense), net	(22,920)	8,746	(31,401)	8,258
Loss before income taxes	(218,960)	(189,205)	(411,448)	(392,676)
Provision for (benefit from) income taxes	3,846	514	(22,848)	263
Net loss	$(222,806)	$(189,719)	$(388,600)	$(392,939)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Cost of revenue	$26,070	$22,114	$48,705	$45,217
Sales and marketing	60,162	52,336	112,631	98,389
Research and development	96,897	62,827	170,490	118,646
General and administrative	26,052	26,714	49,848	52,753
Total stock-based compensation	$209,181	$163,991	$381,674	$315,005

The overall increase in stock-based compensation for the three and six months ended July 31, 2022, compared to the three and six months ended July 31, 2021, was primarily attributable to additional equity awards granted to current and new employees, partially offset by a decrease in stock-based compensation associated with restricted stock unit awards (RSUs) granted prior to our Initial Public Offering (IPO). RSUs granted prior to our IPO have both a service-based and a performance-based vesting condition and, as a result, we recognized stock-based compensation associated with such RSUs using an accelerated attribution method.

As of July 31, 2022, total compensation cost related to unvested stock-based awards not yet recognized was $2.4 billion, which will be recognized over a weighted-average period of 3.2 years. See Note 10, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Revenue	100%	100%	100%	100%
Cost of revenue(1)	35	39	35	41
Gross profit	65	61	65	59
Operating expenses(1):
Sales and marketing	55	68	57	70
Research and development	37	43	36	45
General and administrative	15	24	15	25
Total operating expenses	107	135	108	140
Operating loss	(42)	(74)	(43)	(81)
Interest income	2	1	2	1
Other income (expense), net	(4)	3	(3)	2
Loss before income taxes	(44)	(70)	(44)	(78)
Provision for (benefit from) income taxes	1	—	(2)	—
Net loss	(45%)	(70%)	(42%)	(78%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Cost of revenue	5%	8%	5%	9%
Sales and marketing	12	19	12	20
Research and development	20	23	20	24
General and administrative	5	10	5	10
Total stock-based compensation	42%	60%	42%	63%

Comparison of the Three and Six Months Ended July 31, 2022 and 2021

Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue:
Product	$466,268	$254,623	83%	$860,702	$468,453	84%
Professional services and other	30,980	17,575	76%	58,917	32,659	80%
Total	$497,248	$272,198	83%	$919,619	$501,112	84%
Percentage of revenue:
Product	94%	94%		94%	93%
Professional services and other	6%	6%		6%	7%
Total	100%	100%		100%	100%

Product revenue increased $211.6 million and $392.2 million for the three and six months ended July 31, 2022, compared to the three and six months ended July 31, 2021, respectively, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 171% as of July 31, 2022. The increase in product revenue was also driven by an increase in capacity sales prices of approximately 1% and 2% for the three and six months ended July 31, 2022, respectively, compared to the same periods in the prior year, primarily due to increased sales of higher-priced editions of our platform.

We had 246 customers with product revenue of greater than $1 million for the trailing 12 months ended July 31, 2022, an increase from 116 customers as of July 31, 2021. Such customers represented approximately 59% and 51% of our product revenue for the trailing 12 months ended July 31, 2022 and 2021, respectively. Within these customers, we had 45 and 12 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended July 31, 2022. Approximately 97% of our revenue for each of the three and six months ended July 31, 2022 was derived from existing customers under capacity arrangements, compared to 97% and 96% for the same periods in the prior year, respectively. Approximately 1% of our revenue for each of the three and six months ended July 31, 2022 was derived from new customers under capacity arrangements, compared to 1% and 2% for the same periods in the prior year, respectively. The remainder was driven by on-demand arrangements. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $13.4 million and $26.3 million for the three and six months ended July 31, 2022, respectively, compared to the same periods in the prior year, as we continued to expand our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended July 31,			Six Months Ended July 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Product	$131,606	$81,048	62%	$243,017	$153,128	59%
Professional services and other	41,626	25,073	66%	78,145	50,339	55%
Total cost of revenue	$173,232	$106,121	63%	$321,162	$203,467	58%
Gross profit (loss):
Product	$334,662	$173,575	93%	$617,685	$315,325	96%
Professional services and other	(10,646)	(7,498)	42%	(19,228)	(17,680)	9%
Total gross profit	$324,016	$166,077	95%	$598,457	$297,645	101%
Gross margin:
Product	72%	68%		72%	67%
Professional services and other	(34%)	(43%)		(33%)	(54%)
Total gross margin	65%	61%		65%	59%
Headcount (at period end)
Product	295	194		295	194
Professional services and other	427	251		427	251
Total headcount	722	445		722	445

Cost of product revenue increased $50.6 million and $89.9 million for the three and six months ended July 31, 2022, compared to the three and six months ended July 31, 2021, respectively. The increase was primarily due to an increase of $42.3 million and $75.1 million in third-party cloud infrastructure expenses as a result of increased customer consumption for the three and six months ended July 31, 2022, respectively, compared to the same periods in the prior year. Personnel-related costs and allocated overhead costs also increased $5.9 million and $10.6 million for the three and six months ended July 31, 2022, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business.

Our product gross margin was 72% for each of the three and six months ended July 31, 2022, compared to 68% and 67% for the three and six months ended July 31, 2021, respectively, primarily due to (i) an increased percentage of revenue from consumption of higher-priced editions of our platform, (ii) increased scale across our cloud infrastructure regions, and (iii) higher volume-based discounts for our purchases of third-party cloud infrastructure. While we expect our product gross margin to remain relatively flat for the fiscal year ending January 31, 2023, a number of factors could negatively impact our product gross margin, including (i) fluctuations in the mix and timing of customers' consumption, which is inherently variable at our customers' discretion, (ii) whether or not a customer contracts with us through our marketplace listings, (iii) our discounting practices, including as a result of changes to the competitive environment, and (iv) the extent of our investments in our operations, including performance improvements that may make our platform or the underlying cloud infrastructure more efficient.

Cost of professional services and other revenue increased $16.6 million and $27.8 million for the three and six months ended July 31, 2022, compared to the three and six months ended July 31, 2021, respectively. The increase was primarily due to an increase of $13.5 million and $22.5 million in personnel-related costs and allocated overhead costs for the three and six months ended July 31, 2022, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business. Costs associated with contracted third-party partners also increased $2.6 million and $4.4 million for the three and six months ended July 31, 2022, respectively, compared to the same periods in the prior year, as a result of growth in our business.

Professional services and other gross margins improved for each of the three and six months ended July 31, 2022, compared to the same periods in the prior year, primarily due to decreased stock-based compensation as a percentage of professional services and other revenue. We do not believe the year-over-year changes in professional services and other gross margins are meaningful given that we are continuing to scale our professional services organization and our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Three Months Ended July 31,			Six Months Ended July 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$274,645	$182,903	50%	$518,557	$349,707	48%
Percentage of revenue	55%	68%		57%	70%
Headcount (at period end)	2,417	1,570		2,417	1,570

Sales and marketing expenses increased $91.7 million and $168.9 million for the three and six months ended July 31, 2022, compared to the three and six months ended July 31, 2021, respectively. The increase was primarily due to an increase of $52.4 million and $97.8 million in personnel-related costs (excluding commission expenses) and allocated overhead costs for the three and six months ended July 31, 2022, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, partially offset by a decrease in stock-based compensation related to RSUs granted prior to our IPO. Expenses associated with sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions, also increased $9.6 million and $19.7 million for the three and six months ended July 31, 2022, respectively, compared to the same periods in the prior year, primarily due to increases in customers’ consumption of our platform and in the value of bookings.

Advertising costs and other expenses associated with our marketing and business development programs, including Summit, our in-person annual user conference which was held virtually in the prior year due to the COVID-19 pandemic, also increased $13.2 million and $24.4 million for the three and six months ended July 31, 2022, respectively, compared to the same periods in the prior year. Expenses associated with Summit, net of the associated proceeds, increased $8.4 million and $10.5 million for the three and six months ended July 31, 2022, respectively, compared to the same periods in the prior year. In addition, sales and marketing expenses for the three and six months ended July 31, 2022 included $7.6 million and $10.1 million of amortization of acquired developer community intangible assets, respectively, as a result of the Streamlit business combination completed in March 2022.

The remaining increase in sales and marketing expenses was attributable to increased travel-related expenses, and software and subscription services dedicated for use by our sales and marketing organizations.

Research and Development

	Three Months Ended July 31,			Six Months Ended July 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$183,748	$118,087	56%	$334,546	$227,883	47%
Percentage of revenue	37%	43%		36%	45%
Headcount (at period end)	1,007	642		1,007	642

Research and development expenses increased $65.7 million and $106.7 million for the three and six months ended July 31, 2022, compared to the three and six months ended July 31, 2021, respectively. The increase was primarily due to an increase of $55.2 million and $89.7 million in personnel-related costs and allocated overhead costs for the three and six months ended July 31, 2022, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business. The increase in personnel-related costs included an increase of $34.1 million and $51.8 million in stock-based compensation for the three and six months ended July 31, 2022, respectively, primarily related to additional equity awards granted to current and new employees and the post-combination stock-based compensation related to the Streamlit business combination, partially offset by a decrease in stock-based compensation related to RSUs granted prior to our IPO. See Note 10, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The remaining increase in research and development expenses was primarily driven by an increase of $6.2 million and $10.0 million in third-party cloud infrastructure expenses incurred in developing our platform for the three and six months ended July 31, 2022, respectively, compared to the same periods in the prior year.

General and Administrative

	Three Months Ended July 31,			Six Months Ended July 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$73,355	$65,228	12%	$141,852	$125,791	13%
Percentage of revenue	15%	24%		15%	25%
Headcount (at period end)	845	603		845	603

General and administrative expenses increased $8.1 million and $16.1 million for the three and six months ended July 31, 2022, compared to the three and six months ended July 31, 2021, respectively. The increase was partially due to an increase of $2.5 million and $6.1 million in personnel-related costs (excluding stock-based compensation) and allocated overhead costs for the three and six months ended July 31, 2022, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business. Unallocated lease costs associated with unused office facilities to accommodate planned headcount growth increased $2.0 million and $3.3 million for the three and six months ended July 31, 2022, respectively, compared to the same periods in the prior year. The remaining increase in general and administrative expenses for the three and six months ended July 31, 2022, respectively, compared to the same periods in the prior year, was attributable to increased insurance expenses and other corporate expenses to support the normal course of operations and our continued growth, and increased legal fees primarily related to the Streamlit business combination.

The overall increase in general and administrative expenses for the six months ended July 31, 2022 was partially offset by a $2.9 million decrease in stock-based compensation primarily related to RSUs granted prior to our IPO.

Other Income (Expense), Net

	Three Months Ended July 31,			Six Months Ended July 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Net unrealized gains (losses) on strategic investments in non-marketable equity:
Upward adjustments	$—	$8,060	NM	$—	$8,060	NM
Impairments	(26,555)	—	NM	(26,555)	—	NM
Net unrealized gains (losses) on strategic investments in marketable equity securities	3,382	—	NM	(5,477)	—	NM
Other	253	686	(63%)	631	198	219%
Other income (expense), net	$(22,920)	$8,746	(362%)	$(31,401)	$8,258	(480%)
NM - Not meaningful.

Other income (expense), net decreased $31.7 million and $39.7 million for the three and six months ended July 31, 2022, compared to the three and six months ended July 31, 2021, respectively, primarily as a result of the impairments of $26.6 million recorded on our non-marketable equity securities during the three and six months ended July 31, 2022. See Note 5, “Fair Value Measurements,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,			Six Months Ended July 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Loss before income taxes	$(218,960)	$(189,205)	16%	$(411,448)	$(392,676)	5%
Provision for (benefit from) income taxes	3,846	514	648%	(22,848)	263	NM
Effective tax rate	(1.8%)	(0.3%)		5.6%	(0.1%)
NM - Not meaningful.

Our provision for income taxes was $3.8 million for the three months ended July 31, 2022, compared to $0.5 million for the three months ended July 31, 2021, primarily due to higher pre-tax income in foreign jurisdictions.

Our benefit from income taxes was $22.8 million for the six months ended July 31, 2022, compared to our provision for income taxes of $0.3 million for the six months ended July 31, 2021, primarily due to the partial release of a valuation allowance of $26.7 million as a result of the Streamlit business combination.

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

Liquidity and Capital Resources

As of July 31, 2022, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $5.0 billion. Our investments primarily consist of corporate notes and bonds, commercial paper, money market funds, U.S. government and agency securities, and certificates of deposit.

As of July 31, 2022, our RPO was $2.7 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, which are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into USD each period based on the applicable period-end exchange rates.

Our primary source of cash is payments received from our customers. Our primary uses of cash include personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, overhead costs, capital expenditures, and acquisitions and strategic investments we may make from time to time. As of July 31, 2022, our material cash requirements from known contractual obligations and commitments relate primarily to (i) third-party cloud infrastructure agreements, (ii) operating leases for office facilities, and (iii) subscription arrangements used to facilitate our operations at the enterprise level. For the six months ended July 31, 2022, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which was filed with the SEC on March 30, 2022. See Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

On March 31, 2022, we acquired all outstanding stock of Streamlit. A portion of the purchase consideration was paid in cash, which amounted to $177.9 million, net of $33.9 million cash and cash equivalents acquired.

During the six months ended July 31, 2022, we began funding withholding taxes due upon the vesting of employee RSUs in certain jurisdictions by net share settlement, rather than our previous approach of selling shares of our common stock to cover taxes upon vesting of such awards. The amount of withholding taxes paid related to net share settlement of employee RSUs was $30.9 million and $84.1 million for the three and six months ended July 31, 2022, respectively.

In May 2022, we entered into an agreement related to the expansion and lease term extension of an existing office facility located in the United States, which is considered a lease modification not accounted for as a separate contract. The modified lease commenced during the three months ended July 31, 2022, with an expiration date in fiscal 2035. Total commitment, net of tenant incentives expected to be received, under the modified lease is $68.0 million.

In August 2022, we entered into an agreement to acquire all outstanding stock of Applica Sp. z.o.o. (Applica), for approximately $175 million in cash, subject to customary purchase price adjustments. The acquisition is expected to close in the three months ending October 31, 2022, subject to certain closing conditions.

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

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2022	2021

Net cash provided by operating activities	$249,046	$15,743
Net cash used in investing activities	$(386,239)	$(228,031)
Net cash provided by (used in) financing activities	$(34,219)	$92,263

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) net unrealized gains or losses on strategic investments in equity securities, (iii) amortization of deferred commissions, (iv) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (v) amortization of operating lease right-of-use assets, (vi) net amortization of premiums or accretion of discounts on investments, and (vii) deferred income tax benefit or expense, and changes in operating assets and liabilities during each period.

For the six months ended July 31, 2022, net cash provided by operating activities was $249.0 million, primarily consisting of our net loss of $388.6 million, adjusted for non-cash charges of $476.3 million, and net cash inflows of $161.3 million provided by changes in our operating assets and liabilities, net of the effects of a business combination. The main drivers of the changes in operating assets and liabilities during the six months ended July 31, 2022 were (i) a $239.6 million decrease in accounts receivable due to timing of billings and collections as we have historically received a higher volume of customer orders in the fourth fiscal quarter of each year, and (ii) a $10.5 million increase in accrued expenses and other liabilities primarily due to the timing of accruals and payments, partially offset by (a) a $39.9 million increase in deferred commissions earned on bookings, (b) a $28.2 million increase in prepaid expenses and other assets primarily driven by increased prepaid third-party cloud infrastructure expenses, and (c) a $18.2 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

For the six months ended July 31, 2021, net cash provided by operating activities was $15.7 million, primarily consisting of our net loss of $392.9 million, adjusted for non-cash charges of $379.3 million, and net cash inflows of $29.3 million provided by changes in our operating assets and liabilities.

Net cash provided by operating activities increased $233.3 million for the six months ended July 31, 2022, compared to the six months ended July 31, 2021, primarily due to an increase of $547.4 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect to continue to generate positive net cash flows from operating activities for the fiscal year ending January 31, 2023.

Investing Activities

Net cash used in investing activities for the six months ended July 31, 2022 was $386.2 million, primarily as a result of net purchases of investments, cash paid for a business combination, net of cash and cash equivalents acquired and, to a lesser extent, capitalized internal-use software development costs and purchases of property and equipment to support our office facilities.

Net cash used in investing activities for the six months ended July 31, 2021 was $228.0 million, primarily as a result of net purchases of investments and, to a lesser extent, purchases of intangible assets, purchases of property and equipment to support our office facilities, and capitalized internal-use software development costs.

Financing Activities

Net cash used in financing activities for the six months ended July 31, 2022 was $34.2 million, primarily as a result of taxes paid related to net share settlement of equity awards, partially offset by proceeds from the issuance of equity securities under our equity incentive plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of July 31, 2022, we had $5.0 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, commercial paper, money market funds, U.S. government and agency securities, and certificates of deposit. In addition, we had $17.1 million of restricted cash primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes and for general corporate purposes, including acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $24.6 million in the market value of our cash equivalents, and short-term and long-term investments as of July 31, 2022.

As of January 31, 2022, we had $5.1 billion of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $27.3 million or an increase of $23.5 million, respectively, in the market value.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our foreign subsidiaries is the U.S. dollar or the Euro. The majority of our sales are currently denominated in U.S. dollars, although we also have sales in Euros. Therefore, our revenue is not currently subject to significant foreign currency risk, but that will likely change in the future as we enable sales in additional currencies. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the United States and to a lesser extent in Europe, Canada, and the Asia-Pacific region. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured to the functional currency at period-end exchange rates. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

In order to manage our exposure to certain foreign currency exchange risks, during the three months ended July 31, 2022, we entered into deliverable foreign currency forward contracts with maturities of one month or less to hedge a portion of certain intercompany balances denominated in currencies other than the U.S. dollar. These forward contracts reduced, but did not entirely eliminate, the impact of adverse currency exchange rate movements. We did not enter into these forward contracts for trading or speculative purposes. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in Quarterly Report on Form 10-Q for more information.

We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have a material impact on our operating results for the three and six months ended July 31, 2022 and 2021, respectively.

Other Market Risk

Our strategic investments consist primarily of (i) non-marketable equity securities recorded at cost minus impairment, if any, and adjusted for observable transactions for the same or similar investments of the same issuer (referred to as the Measurement Alternative), and (ii) marketable equity securities. These strategic investments are subject to a wide variety of market-related risks, including volatility in the public and private markets, that could substantially reduce or increase the carrying value of our investments and, as a result, our financial results may fluctuate. Strategic investments are subject to periodic impairment analysis, which involves an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, and the rate at which the investee is using its cash.

The following table presents the Company’s strategic investments by type (in thousands):

	July 31, 2022	January 31, 2022

Equity securities:
Non-marketable equity securities under Measurement Alternative	$176,805	$170,860
Marketable equity securities	29,168	34,646
Debt securities:
Non-marketable debt securities	1,500	2,250
Total strategic investments—included in other assets	$207,473	$207,756

See Note 5, “Fair Value Measurements,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of July 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue was $497.2 million and $272.2 million for the three months ended July 31, 2022 and 2021, respectively, and $919.6 million and $501.1 million for the six months ended July 31, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. As a result of our historical rapid growth and limited operating history, our ability to accurately forecast our future results of operations, including revenue, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

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
We have experienced net losses in each period since inception. We generated net losses of $222.8 million and $189.7 million for the three months ended July 31, 2022 and 2021, respectively, and $388.6 million and $392.9 million for the six months ended July 31, 2022 and 2021, respectively. As of July 31, 2022 and January 31, 2022, we had an accumulated deficit of $2.3 billion and $1.9 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our sales, marketing, and professional services teams, and retain our employees. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under these third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems and operating as a public company. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
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
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, markets addressed, types of data processed, ease of data ingestion, user experience, and data governance and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case, and our customers subsequently began using our platform for additional use cases, including data lake, data engineering, data science, data application development, and data sharing. Our future success depends on our ability to continue to innovate and increase customer adoption of our platform and the Data Cloud, including Snowflake Marketplace. Further, the value of our platform to customers is increased to the extent they are able to use it to process and access all types of data. We need to continue to invest in technologies, services, and partnerships that increase the types of data available and processed on our platform and the ease with which customers can ingest data into our platform. We must also continue to enhance our data sharing and marketplace capabilities so customers can share their data with internal business units, customers, and other third parties, acquire additional third-party data to combine with their own data in order to gain additional business insights, and develop and monetize applications on our platform. In addition, our platform requires third-party public cloud infrastructure to operate. Currently, we use public cloud offerings provided by AWS, Azure, and GCP. We will need to continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers and partners. To the extent we expand further into the public sector and highly regulated industries, our platform and operations may need to address additional requirements specific to those industries.

If we are unable to enhance our platform or operations to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations could be adversely affected.
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

Threats to information systems and data come from a variety of sources, including traditional computer “hackers,” threat actors, internal and external personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We are subject to a variety of evolving threats, including cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering attacks (including phishing), internal and external personnel misconduct or error, supply-chain attacks, software bugs, and software or hardware failures, all of which are prevalent in our industry and our customers’ and partners’ industries. Furthermore, future business expansions or acquisitions could expose us to additional cybersecurity risks and vulnerabilities. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or processed, or through which data is transmitted change frequently, and are becoming increasingly difficult to detect. In particular, ransomware attacks are becoming increasingly severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, diversion of funds, and increased insurance costs.

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

•fluctuations in demand for our platform or changes in our pricing model;
•fluctuations in usage of our platform, including as a result of customer optimization efforts that result in reduced consumption to execute workloads;
•our ability to attract new customers;
•our ability to retain existing customers;
•customer expansion rates;
•timing, amount, and cost of our investments to expand the capacity of our public cloud providers;
•seasonality;
•investments in new features and functionality, including investments in making our platform available to store and process highly regulated data;
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
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly or be adversely affected. If our results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class actions.

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
•Our return to work and remote working policies, which continue to evolve, may decrease employee productivity, collaboration, and morale, and may increase unwanted employee attrition.
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
While many states and countries have reopened, the status of the global recovery remains uncertain and unpredictable. Business activity may not recover as quickly as anticipated, and widespread recovery will be impacted by future developments, including future waves of outbreak or new variant strains of the virus, government and private sector requirements, and the emergence and effectiveness of medical and other measures to address COVID-19. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Our growth depends on the development, expansion, and success of our partner relationships.
As part of our vision for the Data Cloud, we will need to grow and maintain a network of data providers, data consumers, and data application developers. The relationships we have with these partners, and that our partners have with our customers, provide our customers with enhanced value from our platform and the Data Cloud, including Snowflake Marketplace. Our future growth will be increasingly dependent on the success of these relationships, and if we are unsuccessful in growing and maintaining these relationships or the types and quality of data supported by or available for consumption on our platform, our business, financial condition, and results of operations could be adversely affected.

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

In order to continue to hire and retain highly qualified personnel, we will need to continue to hire in new locations around the world and manage return to work and remote working policies, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have, and the acceptance by these companies of remote or hybrid work environments may increase the competition for talent. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines or continues to experience significant volatility, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees. Furthermore, current and prospective employees may believe that their equity award offers have limited upside, and our competitors may be able to offer more appealing compensation packages. In order to retain our existing employees and manage potential attrition, including as a result of recent stock price decreases and continued market volatility that impact the actual or perceived value of our equity awards, we may issue additional equity awards or provide our employees with increased cash compensation, which could negatively impact our results of operations and be dilutive to stockholders. Finally, if we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached our or their legal obligations, resulting in a diversion of our time and resources.

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

As part of our corporate development program, we invest in companies to support our key business initiatives. These companies range from early, growth stage companies still defining their strategic direction to mature companies with established revenue streams. Our strategic investments are subject to risk of inability to achieve the desired strategic synergies and partial or total loss of investment capital. Furthermore, our competitors may invest in these companies alongside us, and may obtain information about our corporate development program or other business plans. The financial success of our investment is typically dependent on an exit in favorable market conditions. To the extent any of the companies in which we invest are not successful, which can include failure to achieve strategic business objectives as well as failure to achieve a favorable exit, we could recognize an impairment or loss on all or part of our investment. In addition, in certain cases we may be required to consolidate one or more of our strategic investee’s financial results into ours. Fluctuations in any such investee’s financial results could negatively affect our consolidated financial condition, results of operations, cash flows, or the price of our common stock. If one or more of such investees fails to timely provide us with information necessary for the preparation of our consolidated financial statements and disclosures, we may be unable to report our financial results in a timely manner, which would negatively affect our business and the price of our common stock.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions or volatility in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, inflation, and interest rate fluctuations, or the existence of pandemics (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare, or terrorist attacks on the United States, Europe, the Asia-Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. For example, the ongoing military conflict between Russia and Ukraine has created volatility in the global capital markets and could have further global economic consequences, including disruptions of the global supply chain. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 21% of our revenue for each of the three and six months ended July 31, 2022, respectively. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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

•currency exchange rate fluctuations and the resulting effect on our revenue, RPO, and expenses, and the cost and risk of utilizing mitigating derivative transactions and entering into hedging transactions to the extent we do so in the future;
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

•In the United States, federal, state, and local governments have enacted or proposed data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act (CCPA) provides increased privacy rights and protections, including the ability to opt out of specific disclosures of their personal information. Further, the California Privacy Rights Act of 2020 (CPRA) will expand the CCPA and establish the California Privacy Protection Agency for purposes of implementing and enforcing the CPRA, which could increase the risk of an enforcement action. Other U.S. states have adopted, or are considering adopting, similar laws.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. Many countries in Europe, as well as a number of other countries and organizations, including the Organization for Economic Cooperation and Development and the European Commission, have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. Recently, the United States passed the Inflation Reduction Act, which contains various tax law changes. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services), which could apply to our business.

Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements. We continue to monitor the impact of new global and U.S. legislation on our effective tax rate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
In connection with our acquisition of the outstanding capital stock of Streamlit, Inc. in March 2022, we agreed to issue 2.3 million shares of our common stock as consideration (Equity Consideration), all of which have been issued as of September 1, 2022. A portion of the Equity Consideration that was issued to Streamlit’s founders (Founder Shares) are subject to vesting agreements pursuant to which the Founder Shares vest over three years, subject to each founder’s continued employment with Snowflake or its affiliates.

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

Date: September 1, 2022

SNOWFLAKE INC.

By:	/s/ Frank Slootman
Name:	Frank Slootman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)