Form 10-Q
period 2022-10-31
Snowflake Inc.
filed 2022-12-02
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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

As of November 18, 2022, there were 321.6 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding.

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
•the growth rates of the markets in which we compete; and
•the effects of the COVID-19 pandemic or other public health crises and their related public health measures on our business, the business of our customers and partners, and the economy.
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
•General market conditions, volatility, or disruptions, including higher inflation, higher interest rates, and fluctuations or volatility in capital markets or foreign currency exchange rates, could have an adverse impact on our or our customers’ or partners’ businesses, which could negatively impact our financial condition or results of operations.
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
•Unfavorable conditions in our industry or the global economy, or reductions in cloud spending, could limit our ability to grow our business and negatively affect our results of operations.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	October 31, 2022	January 31, 2022

Assets
Current assets:
Cash and cash equivalents	$819,003	$1,085,729
Short-term investments	3,123,879	2,766,364
Accounts receivable, net	394,063	545,629
Deferred commissions, current	61,738	51,398
Prepaid expenses and other current assets	160,221	149,523
Total current assets	4,558,904	4,598,643
Long-term investments	943,081	1,256,207
Property and equipment, net	145,974	105,079
Operating lease right-of-use assets	234,678	190,356
Goodwill	649,092	8,449
Intangible assets, net	196,165	37,141
Deferred commissions, non-current	133,939	124,517
Other assets	293,855	329,306
Total assets	$7,155,688	$6,649,698
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,757	$13,441
Accrued expenses and other current liabilities	225,321	200,664
Operating lease liabilities, current	29,263	25,101
Deferred revenue, current	1,199,701	1,157,887
Total current liabilities	1,479,042	1,397,093
Operating lease liabilities, non-current	225,013	181,196
Deferred revenue, non-current	7,333	11,180
Other liabilities	21,029	11,184
Total liabilities	1,732,417	1,600,653
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of October 31, 2022 and January 31, 2022	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized, 321,497 and 312,377 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively; 185,461 Class B shares authorized, zero shares issued and outstanding as of each October 31, 2022 and January 31, 2022	32	31
Additional paid-in capital	7,988,829	6,984,669
Accumulated other comprehensive loss	(69,179)	(16,286)
Accumulated deficit	(2,508,905)	(1,919,369)
Total Snowflake Inc. stockholders’ equity	5,410,777	5,049,045
Noncontrolling interest	12,494	—
Total stockholders’ equity	5,423,271	5,049,045
Total liabilities and stockholders’ equity	$7,155,688	$6,649,698

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Revenue	$557,028	$334,441	$1,476,647	$835,553
Cost of revenue	190,721	120,786	511,883	324,253
Gross profit	366,307	213,655	964,764	511,300
Operating expenses:
Sales and marketing	284,477	190,971	803,034	540,678
Research and development	211,387	115,900	545,933	343,783
General and administrative	76,462	64,055	218,314	189,846
Total operating expenses	572,326	370,926	1,567,281	1,074,307
Operating loss	(206,019)	(157,271)	(602,517)	(563,007)
Interest income	21,857	1,985	38,308	6,787
Other income (expense), net	(13,271)	1,609	(44,672)	9,867
Loss before income taxes	(197,433)	(153,677)	(608,881)	(546,353)
Provision for (benefit from) income taxes	4,009	1,179	(18,839)	1,442
Net loss	(201,442)	(154,856)	(590,042)	(547,795)
Less: net loss attributable to noncontrolling interest	(506)	—	(506)	—
Net loss attributable to Snowflake Inc.	$(200,936)	$(154,856)	$(589,536)	$(547,795)
Net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders—basic and diluted(1)	$(0.63)	$(0.51)	$(1.86)	$(1.84)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders—basic and diluted(1)	320,135	303,007	317,653	297,436
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

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Net loss	$(201,442)	$(154,856)	$(590,042)	$(547,795)
Other comprehensive loss:
Foreign currency translation adjustments	(1,108)	(361)	(4,158)	(63)
Net change in unrealized gains (losses) on available-for-sale debt securities	(20,214)	(4,266)	(48,735)	(3,862)
Total other comprehensive loss	(21,322)	(4,627)	(52,893)	(3,925)
Comprehensive loss attributable to Snowflake Inc.	$(222,764)	$(159,483)	$(642,935)	$(551,720)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended October 31, 2022
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount

BALANCE—July 31, 2022	319,897	$32	$7,782,117	$(47,857)	$(2,307,969)	$5,426,323	$—	$5,426,323
Issuance of common stock upon exercise of stock options	984	—	7,366	—	—	7,366	—	7,366
Issuance of common stock under employee stock purchase plan	102	—	14,837	—	—	14,837	—	14,837
Issuance of common stock in connection with a business combination	2	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	61	—	—	61	—	61
Vesting of restricted stock units	786	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(274)	—	(52,507)	—	—	(52,507)	—	(52,507)
Stock-based compensation	—	—	236,955	—	—	236,955	—	236,955
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	13,000	13,000
Other comprehensive loss	—	—	—	(21,322)	—	(21,322)	—	(21,322)
Net loss	—	—	—	—	(200,936)	(200,936)	(506)	(201,442)
BALANCE—October 31, 2022	321,497	$32	$7,988,829	$(69,179)	$(2,508,905)	$5,410,777	$12,494	$5,423,271

	Three Months Ended October 31, 2021
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount

BALANCE—July 31, 2021	300,585	$30	$6,596,154	$1,141	$(1,632,360)	$4,964,965	$—	$4,964,965
Issuance of common stock upon exercise of stock options	4,222	—	24,708	—	—	24,708	—	24,708
Issuance of common stock under employee stock purchase plan	111	—	25,829	—	—	25,829	—	25,829
Vesting of early exercised stock options	—	—	191	—	—	191	—	191
Vesting of restricted stock units	981	—	—	—	—	—	—	—
Stock-based compensation	—	—	150,472	—	—	150,472	—	150,472
Other comprehensive loss	—	—	—	(4,627)	—	(4,627)	—	(4,627)
Net loss	—	—	—	—	(154,856)	(154,856)	—	(154,856)
BALANCE—October 31, 2021	305,899	$30	$6,797,354	$(3,486)	$(1,787,216)	$5,006,682	$—	$5,006,682

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2022
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount

BALANCE—January 31, 2022	312,377	$31	$6,984,669	$(16,286)	$(1,919,369)	$5,049,045	$—	$5,049,045
Issuance of common stock upon exercise of stock options	4,926	1	30,932	—	—	30,933	—	30,933
Issuance of common stock under employee stock purchase plan	286	—	40,931	—	—	40,931	—	40,931
Issuance of common stock in connection with a business combination	1,916	—	438,916	—	—	438,916	—	438,916
Issuance of common stock in connection with a business combination subject to future vesting	409	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	183	—	—	183	—	183
Vesting of restricted stock units	2,409	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(826)	—	(138,641)	—	—	(138,641)	—	(138,641)
Stock-based compensation	—	—	631,839	—	—	631,839	—	631,839
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	13,000	13,000
Other comprehensive loss	—	—	—	(52,893)	—	(52,893)	—	(52,893)
Net loss	—	—	—	—	(589,536)	(589,536)	(506)	(590,042)
BALANCE—October 31, 2022	321,497	$32	$7,988,829	$(69,179)	$(2,508,905)	$5,410,777	$12,494	$5,423,271

	Nine Months Ended October 31, 2021
	Class A and Class B Common Stock(1)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount

BALANCE—January 31, 2021	287,918	$28	$6,175,425	$439	$(1,239,421)	$4,936,471	$—	$4,936,471
Issuance of common stock upon exercise of stock options	15,279	2	90,374	—	—	90,376	—	90,376
Issuance of common stock under employee stock purchase plan	370	—	52,227	—	—	52,227	—	52,227
Vesting of early exercised stock options	—	—	614	—	—	614	—	614
Vesting of restricted stock units	2,332	—	—	—	—	—	—	—
Stock-based compensation	—	—	478,714	—	—	478,714	—	478,714
Other comprehensive loss	—	—	—	(3,925)	—	(3,925)	—	(3,925)
Net loss	—	—	—	—	(547,795)	(547,795)	—	(547,795)
BALANCE—October 31, 2021	305,899	$30	$6,797,354	$(3,486)	$(1,787,216)	$5,006,682	$—	$5,006,682
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

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(590,042)	$(547,795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,809	15,586
Non-cash operating lease costs	33,579	25,895
Amortization of deferred commissions	41,525	26,824
Stock-based compensation, net of amounts capitalized	610,837	459,392
Net amortization of premiums on investments	12,331	36,938
Net unrealized losses (gains) on strategic investments in equity securities	45,096	(8,515)
Deferred income tax	(25,277)	—
Other	678	2,535
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	150,723	39,142
Deferred commissions	(63,627)	(52,892)
Prepaid expenses and other assets	13,169	(112,798)
Accounts payable	10,304	4,591
Accrued expenses and other liabilities	27,727	43,106
Operating lease liabilities	(29,176)	(24,758)
Deferred revenue	46,667	124,030
Net cash provided by operating activities	328,323	31,281
Cash flows from investing activities:
Purchases of property and equipment	(19,766)	(12,209)
Capitalized internal-use software development costs	(17,319)	(8,612)
Cash paid for business combinations, net of cash and cash equivalents acquired	(352,555)	—
Purchases of intangible assets	(700)	(11,182)
Purchases of investments	(2,796,167)	(3,042,396)
Sales of investments	58,813	407,003
Maturities and redemptions of investments	2,594,593	2,610,429
Net cash used in investing activities	(533,101)	(56,967)
Cash flows from financing activities:
Proceeds from exercise of stock options	31,095	90,444
Proceeds from issuance of common stock under employee stock purchase plan	40,931	52,227
Taxes paid related to net share settlement of equity awards	(135,766)	—
Capital contributions from noncontrolling interest holders	13,000	—
Payments of deferred purchase consideration for a business combination	(1,800)	—
Net cash provided by (used in) financing activities	(52,540)	142,671

	Nine Months Ended October 31,
	2022	2021

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,390)	21
Net increase (decrease) in cash, cash equivalents, and restricted cash	(266,708)	117,006
Cash, cash equivalents, and restricted cash—beginning of period	1,102,534	835,193
Cash, cash equivalents, and restricted cash—end of period	$835,826	$952,199
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$5,841	$3,115
Stock-based compensation included in capitalized software development costs	$20,295	$18,923
Issuance of common stock in connection with a business combination	$438,916	$—
Purchases of intangible assets included in accrued expenses and other liabilities	$—	$4,544
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other current liabilities	$2,874	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$819,003	$935,217
Restricted cash—included in other assets and prepaid expenses and other current assets	16,823	16,982
Total cash, cash equivalents, and restricted cash	$835,826	$952,199

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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2022 and the results of operations for the three and nine months ended October 31, 2022 and 2021, and cash flows for the nine months ended October 31, 2022 and 2021. The condensed balance sheet as of January 31, 2022 was derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended October 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Snowflake Inc., its wholly-owned subsidiaries, and a majority-owned subsidiary in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated in consolidation. The Company records noncontrolling interest in its condensed consolidated financial statements to recognize the minority ownership interest in its majority-owned subsidiary. Profits and losses of the majority-owned subsidiary are attributed to controlling and noncontrolling interests using the hypothetical liquidation at book value method.

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

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	October 31, 2022	January 31, 2022

United States	$322,199	$272,895
Other(1)	58,453	22,540
Total	$380,652	$295,435
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of October 31, 2022 and January 31, 2022.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which was filed with the SEC on March 30, 2022. There have been no significant changes to these policies during the nine months ended October 31, 2022, except for the addition of the derivative financial instruments accounting policy with respect to the Company’s foreign currency forward contracts entered into during the nine months ended October 31, 2022.

Derivative Financial Instruments

During the nine months ended October 31, 2022, the Company began using derivative financial instruments to manage its exposure to certain foreign currency exchange risks associated with certain intercompany balances denominated in currencies other than the U.S. dollar. These derivative financial instruments consist of deliverable foreign currency forward contracts entered into with high-quality financial institutions that have investment-grade ratings with maturities of one month or less and are not designated as hedging instruments. As such, all changes in the fair value of these derivative instruments are recorded in other income (expense), net on the condensed consolidated statements of operations, and are intended to offset the foreign currency transaction gains or losses associated with the underlying intercompany balances. The resulting derivative assets and liabilities are measured at fair value using Level 2 inputs and presented as prepaid expenses and other current assets and accrued expenses and other current liabilities, as applicable, on the condensed consolidated balance sheets. Cash flows at settlement of such foreign currency forward contracts are classified as operating activities in the condensed consolidated statement of cash flows.

As of October 31, 2022, all of the Company’s derivative assets and liabilities were settled, and the related realized gains (losses) were not material for the three and nine months ended October 31, 2022.

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations

Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Product revenue	$522,752	$312,458	$1,383,454	$780,911
Professional services and other revenue	34,276	21,983	93,193	54,642
Total	$557,028	$334,441	$1,476,647	$835,553

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Americas:
United States	$441,432	$265,605	$1,171,641	$669,172
Other Americas(1)	11,637	7,703	31,316	18,860
EMEA(1)(2)	79,326	47,671	207,010	117,149
Asia-Pacific and Japan(1)	24,633	13,462	66,680	30,372
Total	$557,028	$334,441	$1,476,647	$835,553
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East, and Africa.

Accounts Receivable, Net

As of October 31, 2022 and January 31, 2022, allowance for credit losses of $2.2 million and $1.3 million, was included in the Company’s accounts receivable, net balance, respectively.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of October 31, 2022 and January 31, 2022, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the three and nine months ended October 31, 2022 and 2021.

Deferred Revenue

Revenue recognized for the three months ended October 31, 2022 from amounts included in deferred revenue as of July 31, 2022 was $427.4 million. Revenue recognized for the three months ended October 31, 2021 from amounts included in deferred revenue as of July 31, 2021 was $255.0 million.

Revenue recognized for the nine months ended October 31, 2022 from amounts included in deferred revenue as of January 31, 2022 was $841.8 million. Revenue recognized for the nine months ended October 31, 2021 from amounts included in deferred revenue as of January 31, 2021 was $464.0 million.

Remaining Performance Obligations

Remaining performance obligations (RPO) represent the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s RPO excludes performance obligations from on-demand arrangements as there are no minimum purchase commitments associated with these arrangements, and certain time and materials contracts that are billed in arrears. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

As of October 31, 2022, the Company’s RPO was $3.0 billion, of which the Company expects approximately 55% to be recognized as revenue in the twelve months ending October 31, 2023 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	October 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$425,221	$—	$—	$425,221
Commercial paper	89,834	—	(27)	89,807
Corporate notes and bonds	1,600	—	—	1,600
Total cash equivalents	516,655	—	(27)	516,628
Investments:
Corporate notes and bonds	2,340,262	11	(40,916)	2,299,357
Commercial paper	784,220	18	(5,121)	779,117
U.S. government and agency securities	598,365	4	(15,722)	582,647
Certificates of deposit	408,197	15	(2,373)	405,839
Total investments	4,131,044	48	(64,132)	4,066,960
Total cash equivalents and investments	$4,647,699	$48	$(64,159)	$4,583,588

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$722,492	$—	$—	$722,492
Commercial paper	77,795	1	(2)	77,794
U.S. government securities	36,997	—	(2)	36,995
Corporate notes and bonds	7,950	—	(1)	7,949
Total cash equivalents	845,234	1	(5)	845,230
Investments:
Corporate notes and bonds	2,610,010	91	(12,062)	2,598,039
Commercial paper	884,376	81	(821)	883,636
U.S. government and agency securities	439,449	28	(2,558)	436,919
Certificates of deposit	104,108	4	(135)	103,977
Total investments	4,037,943	204	(15,576)	4,022,571
Total cash equivalents and investments	$4,883,177	$205	$(15,581)	$4,867,801

The Company included $17.0 million and $14.1 million of interest receivable in prepaid expenses and other current assets on the condensed consolidated balance sheets as of October 31, 2022 and January 31, 2022, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of October 31, 2022 and January 31, 2022 because such potential losses were not material.

As of October 31, 2022, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

October 31, 2022
Estimated Fair Value

Due within 1 year	$3,215,286
Due in 1 year to 3 years	943,081
Total	$4,158,367

The following tables show the fair values of, and the gross unrealized losses on, the Company’s available-for-sale marketable debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position and aggregated by investment type, on the condensed consolidated balance sheets (in thousands):

	October 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$89,807	$(27)	$—	$—	$89,807	$(27)
Total cash equivalents	89,807	(27)	—	—	89,807	(27)
Investments:
Corporate notes and bonds	1,541,456	(25,874)	710,475	(15,042)	2,251,931	(40,916)
Commercial paper	738,280	(5,121)	—	—	738,280	(5,121)
U.S. government and agency securities	455,945	(10,440)	120,697	(5,282)	576,642	(15,722)
Certificates of deposit	320,894	(2,368)	8,996	(5)	329,890	(2,373)
Total investments	3,056,575	(43,803)	840,168	(20,329)	3,896,743	(64,132)
Total cash equivalents and investments	$3,146,382	$(43,830)	$840,168	$(20,329)	$3,986,550	$(64,159)

	January 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$55,819	$(2)	$—	$—	$55,819	$(2)
U.S. government securities	36,995	(2)	—	—	36,995	(2)
Corporate notes and bonds	7,629	(1)	—	—	7,629	(1)
Total cash equivalents	100,443	(5)	—	—	100,443	(5)
Investments:
Corporate notes and bonds	2,378,956	(12,044)	8,935	(18)	2,387,891	(12,062)
Commercial paper	653,827	(821)	—	—	653,827	(821)
U.S. government and agency securities	334,980	(2,558)	—	—	334,980	(2,558)
Certificates of deposit	49,118	(135)	—	—	49,118	(135)
Total investments	3,416,881	(15,558)	8,935	(18)	3,425,816	(15,576)
Total cash equivalents and investments	$3,517,324	$(15,563)	$8,935	$(18)	$3,526,259	$(15,581)

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair value of these securities due to credit related factors was not material as of October 31, 2022 and January 31, 2022.

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

The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of October 31, 2022 (in thousands):

	Level 1	Level 2	Total

Cash equivalents:
Money market funds	$425,221	$—	$425,221
Commercial paper	—	89,807	89,807
Corporate notes and bonds	—	1,600	1,600
Short-term investments:
Corporate notes and bonds	—	1,715,493	1,715,493
Commercial paper	—	779,117	779,117
Certificates of deposit	—	405,839	405,839
U.S. government and agency securities	—	223,430	223,430
Long-term investments:
Corporate notes and bonds	—	583,864	583,864
U.S. government and agency securities	—	359,217	359,217
Total	$425,221	$4,158,367	$4,583,588

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

The following table presents the Company’s strategic investments by type (in thousands):

	October 31, 2022	January 31, 2022

Equity securities:
Non-marketable equity securities under Measurement Alternative	$170,446	$170,860
Non-marketable equity securities under equity method	5,000	—
Marketable equity securities	22,462	34,646
Debt securities:
Non-marketable debt securities	1,500	2,250
Total strategic investments—included in other assets	$199,408	$207,756

The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s strategic investments in equity securities held as of October 31, 2022 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Non-marketable equity securities under Measurement Alternative:
Upward adjustments	$1,124	$—	$1,124	$8,060
Impairments	(7,482)	—	(34,037)	—
Marketable equity securities:
Net unrealized gains (losses)	(6,706)	455	(12,183)	455
Total—included in other income (expense), net	$(13,064)	$455	$(45,096)	$8,515

No realized gains or losses were recognized on the Company’s strategic investments in equity securities during any of periods presented. The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative that the Company held as of October 31, 2022 were $34.1 million and $34.0 million, respectively.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	October 31, 2022	January 31, 2022

Leasehold improvements	$54,336	$51,801
Computers, equipment, and software	17,265	8,735
Furniture and fixtures	12,068	8,488
Capitalized internal-use software development costs	39,435	17,154
Construction in progress—capitalized internal-use software development costs	51,296	36,163
Construction in progress—other	10,845	6,185
Total property and equipment, gross	185,245	128,526
Less: accumulated depreciation and amortization(1)	(39,271)	(23,447)
Total property and equipment, net	$145,974	$105,079
________________
(1)Includes $16.5 million and $9.7 million of accumulated amortization related to capitalized internal-use software development costs as of October 31, 2022 and January 31, 2022, respectively.

Depreciation and amortization expense was $6.6 million and $17.1 million for the three and nine months ended October 31, 2022, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $2.9 million and $6.8 million for the three and nine months ended October 31, 2022, respectively.

Depreciation and amortization expense was $3.6 million and $9.9 million for the three and nine months ended October 31, 2021, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $1.1 million and $3.1 million for the three and nine months ended October 31, 2021, respectively.

7. Business Combinations, Intangible Assets, and Goodwill

Business Combinations

Applica Sp. z.o.o.

On September 23, 2022, the Company acquired all outstanding stock of Applica Sp. z.o.o. (Applica), a privately-held company which provides an artificial intelligence platform for document understanding, for $174.7 million in cash. The Company acquired Applica primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

The following table summarizes the preliminary allocation of purchase consideration to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash	$61
Goodwill(1)	146,478
Developed technology intangible asset	35,000	5
Other net tangible liabilities	(612)
Deferred tax liabilities, net(2)	(6,236)
Total	$174,691
________________
(1)The excess of purchase consideration over the preliminary fair value of identifiable net assets acquired was recorded as goodwill, which is generally not deductible for income tax purposes.
(2)Deferred tax liabilities, net primarily relates to the intangible asset acquired and the amount presented is net of deferred tax assets.

The fair value of the developed technology intangible asset was estimated using the replacement cost method, which utilizes assumptions for the cost to replace it, such as time and resources required, as well as a theoretical profit margin and opportunity cost.

Acquisition-related costs of $3.4 million associated with this business combination were recorded as a general and administrative expense during the nine months ended October 31, 2022.

The results of operations of Applica from the date of acquisition, which were not material, have been included in the Company’s condensed consolidated statements of operations for the three and nine months ended October 31, 2022.

Streamlit, Inc.

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

The following table summarizes the preliminary allocation of purchase consideration to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$33,914
Goodwill(1)	494,165
Developer community intangible asset	150,000	5
Other net tangible liabilities	(660)
Deferred tax liabilities, net(2)	(26,664)
Total	$650,755
________________
(1)The excess of purchase consideration over the preliminary fair value of identifiable net assets acquired was recorded as goodwill, which is not deductible for income tax purposes.
(2)Deferred tax liabilities, net primarily relates to the intangible asset acquired and the amount presented is net of deferred tax assets.

The fair value of the developer community intangible asset was estimated using the replacement cost method which utilizes assumptions for the cost to replace it, such as time and resources required, as well as a theoretical profit margin and opportunity cost.

Acquisition-related costs of $2.0 million associated with this business combination were recorded as a general and administrative expense during the nine months ended October 31, 2022.

From the date of acquisition through October 31, 2022, revenue attributable to Streamlit was not material. It was impracticable to determine the effect on the Company's net loss attributable to Streamlit as its operations have been integrated into the Company's ongoing operations since the date of acquisition.

During the measurement period of up to one year from the acquisition date, the Company may record adjustments to the preliminary fair value of the assets acquired and liabilities assumed with a corresponding offset to goodwill for these business combinations. The excess of purchase consideration over the preliminary fair value of identifiable net assets acquired was recorded as goodwill. The Company believes the goodwill balances associated with these business combinations represent the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and both of Applica and Streamlit, as if each had been acquired as of February 1, 2021 (in thousands):

	Pro Forma
	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(unaudited)
Revenue	$557,116	$334,839	$1,477,232	$836,607
Net loss	$(201,510)	$(191,273)	$(650,406)	$(640,111)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of operations of Applica and Streamlit to reflect certain business combination effects, including the amortization of the acquired intangible asset, stock-based compensation, income tax impact, and acquisition-related costs incurred by the Company, Applica, and Streamlit as though these business combinations occurred as of February 1, 2021, the beginning of the Company’s fiscal 2022. The historical condensed consolidated financial information in the unaudited pro forma tables above has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to these business combinations, reasonably estimable, and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the business combinations had taken place as of February 1, 2021.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	October 31, 2022
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developer community	$150,000	$(17,653)	$132,347
Developed technology	46,332	(7,244)	39,088
Assembled workforce	28,252	(9,252)	19,000
Patents	8,874	(3,970)	4,904
Other	47	(47)	—
Total finite-lived intangible assets	$233,505	$(38,166)	$195,339
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$196,165

	January 31, 2022
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Assembled workforce	$28,252	$(3,941)	$24,311
Developed technology	11,332	(4,812)	6,520
Patents	8,174	(2,690)	5,484
Other	47	(47)	—
Total finite-lived intangible assets	$47,805	$(11,490)	$36,315
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$37,141

Amortization expense of intangible assets was $11.1 million and $26.7 million for the three and nine months ended October 31, 2022, respectively, and $1.9 million and $5.7 million for the three and nine months ended October 31, 2021, respectively.

As of October 31, 2022, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
Reminder of 2023	$12,124
2024	48,101
2025	47,379
2026	41,249
2027	37,097
Thereafter	9,389
Total	$195,339

Goodwill

Changes in goodwill were as follows (in thousands):

Amount

Balance—January 31, 2022	$8,449
Additions	640,643
Balance—October 31, 2022	$649,092

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2022	January 31, 2022

Accrued compensation	$109,406	$98,916
Accrued third-party cloud infrastructure expenses	26,851	13,341
Liabilities associated with marketing and business development programs	20,956	16,284
Employee contributions under employee stock purchase plan	14,730	28,497
Accrued taxes	12,543	12,709
Accrued professional services	8,779	7,068
Accrued purchases of property and equipment	4,096	4,204
Other	27,960	19,645
Total accrued expenses and other current liabilities	$225,321	$200,664

9. Commitments and Contingencies

Operating Leases

The Company leases its facilities for office space under non-cancelable operating leases with various expiration dates through fiscal 2035. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

In May 2022, the Company entered into an agreement related to the expansion and lease term extension of an existing office facility located in the United States, which is considered a lease modification not accounted for as a separate contract. Total commitment, net of tenant incentives expected to be received, under the modified lease is $68.0 million. The modified lease commenced during the nine months ended October 31, 2022, with an expiration date in fiscal 2035, and resulted in an increase in the Company’s operating lease right-of-use assets and operating lease liabilities in the amount of approximately $30 million.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2030. Such subleases have all been classified as operating leases. Sublease income is recorded as a reduction to the Company’s operating lease costs. Sublease income was $3.0 million and $9.7 million for the three and nine months ended October 31, 2022, respectively, and $3.4 million and $9.8 million for the three and nine months ended October 31, 2021, respectively.

Other Contractual Commitments—Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level. There were no material contractual obligations that were entered into during the nine months ended October 31, 2022 that were outside the ordinary course of business.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three and nine months ended October 31, 2022 and 2021.

Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows for each of the three and nine months ended October 31, 2022 and 2021.

Letters of Credit—As of October 31, 2022, the Company had a total of $16.8 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three and nine months ended October 31, 2022 and 2021, losses recorded in the consolidated statements of operations in connection with the indemnification provisions were not material.

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

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	October 31, 2022	January 31, 2022

2012 Equity Incentive Plan:
Options outstanding	36,464	42,043
Restricted stock units outstanding	3,003	4,530
2020 Equity Incentive Plan:
Options outstanding	642	—
Restricted stock units outstanding	12,558	5,082
Shares available for future grants	53,544	45,446
2020 Employee Stock Purchase Plan:
Shares available for future grants	11,046	8,209
Total shares of common stock reserved for future issuance	117,257	105,310

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

A summary of stock option activity and activity regarding shares available for grant under the Plans during the nine months ended October 31, 2022 is as follows:

	Shares Available for Grant (in thousands)	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2022	45,446	42,043	$7.53	6.9	$11,283,299
Shares authorized	15,619	—	$—
Options granted	(642)	642	$207.56
Options exercised	—	(2,448)	$6.18
Options canceled	400	(400)	$6.98
RSUs granted	(5,763)	—
Shares withheld related to net share settlement of RSUs	292	—
RSUs forfeited	327	—
Balance—April 30, 2022	55,679	39,837	$10.84	6.7	$6,421,133
Options exercised	—	(1,494)	$5.65
Options canceled	180	(180)	$7.32
RSUs granted	(1,374)	—
Shares withheld related to net share settlement of RSUs	260	—
RSUs forfeited	462	—
Balance—July 31, 2022	55,207	38,163	$11.06	6.5	$5,336,155
Options exercised	—	(984)	$7.49
Options canceled	73	(73)	$8.32
RSUs granted	(2,361)	—
Shares withheld related to net share settlement of RSUs	274	—
RSUs forfeited	351	—
Balance—October 31, 2022	53,544	37,106	$11.16	6.2	$5,564,360
Vested and exercisable as of October 31, 2022		28,513	$7.81	6.0	$4,352,427

The weighted-average grant-date fair value of options granted during the nine months ended October 31, 2022 was $101.66 per share. No options were granted during the nine months ended October 31, 2021. The intrinsic value of options exercised in the nine months ended October 31, 2022 and 2021 was $875.0 million and $3.8 billion, respectively. The aggregate grant-date fair value of options that vested during the nine months ended October 31, 2022 and 2021 was $60.7 million and $62.7 million, respectively.

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

During the nine months ended October 31, 2022, the Company began funding withholding taxes due upon the vesting of employee RSUs in certain jurisdictions by net share settlement, rather than its previous approach of selling shares of the Company’s common stock. The amount of withholding taxes related to net share settlement of employee RSUs is reflected as (i) a reduction to additional paid-in-capital, and (ii) cash outflows for financing activities when the payments are made. The shares withheld by the Company as a result of the net share settlement of RSUs are not considered issued and outstanding, and do not impact the calculation of basic net income (loss) per share attributable to Snowflake Inc. common stockholders.

A summary of RSU activity during the nine months ended October 31, 2022 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2022	9,612	$180.08
Granted	5,763	$201.89
Vested	(848)	$161.90
Forfeited	(327)	$202.80
Unvested Balance—April 30, 2022	14,200	$189.50
Granted	1,374	$145.19
Vested	(775)	$156.97
Forfeited	(462)	$196.87
Unvested Balance—July 31, 2022	14,337	$186.77
Granted	2,361	$172.86
Vested	(786)	$165.42
Forfeited	(351)	$218.21
Unvested Balance—October 31, 2022	15,561	$185.03

Early Exercised Stock Options—Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded in other liabilities on the condensed consolidated balance sheets. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the stock option activity table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through the early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. As of October 31, 2022 and January 31, 2022, shares subject to repurchase as a result of early exercised options were not material.

Restricted Common Stock—Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

As discussed in Note 7, during the nine months ended October 31, 2022, in connection with the Streamlit business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s common stock outside of the Plans in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares are accounted for as post-combination stock-based compensation over the requisite service period of three years. As of October 31, 2022, all 0.4 million shares remained unvested.

A summary of restricted common stock activity during the nine months ended October 31, 2022 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2022	380	$2.11
Granted	409	$229.13
Vested	(90)	$2.10
Unvested Balance—April 30, 2022	699	$134.99
Vested	(90)	$2.10
Unvested Balance—July 31, 2022	609	$154.73
Vested	(91)	$2.10
Unvested Balance—October 31, 2022	518	$181.37

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the fair value of stock options granted to employees during the nine months ended October 31, 2022:

Nine Months Ended October 31, 2022

Expected term (in years)	6.0
Expected volatility	50.0%
Risk-free interest rate	1.8%
Expected dividend yield	—%

No stock options were granted during the three months ended October 31, 2022 or each of the three and nine months ended October 31, 2021.

Expected term—For stock options considered to be “plain vanilla” options, the Company estimates the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as the Company’s historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term.

Expected volatility—Prior to fiscal 2023, the Company performed an analysis of using the average volatility of a peer group of representative public companies with sufficient trading history over the expected term to develop an expected volatility assumption. During the nine months ended October 31, 2022, the Company began using the average volatility of its Class A common stock and the stocks of a peer group of representative public companies to develop an expected volatility assumption.

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

The following table summarizes the assumptions used in estimating the fair value of employee stock purchase rights granted under the 2020 ESPP during the three and nine months ended October 31, 2022 and 2021:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	74.8%	37.3%	58.9% - 74.8%	37.3% - 49.5%
Risk-free interest rate	3.8%	0.1%	0.9% - 3.8%	0.1%
Expected dividend yield	—%	—%	—%	—%

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Cost of revenue	$27,794	$21,163	$76,499	$66,380
Sales and marketing	65,010	43,074	177,641	141,463
Research and development	110,231	56,142	280,721	174,788
General and administrative	26,128	24,008	75,976	76,761
Stock-based compensation, net of amounts capitalized	229,163	144,387	610,837	459,392
Capitalized stock-based compensation	7,792	6,085	21,002	19,322
Total stock-based compensation	$236,955	$150,472	$631,839	$478,714

As of October 31, 2022, total compensation cost related to unvested stock-based awards not yet recognized was $2.5 billion, which will be recognized over a weighted-average period of 3.0 years.

11. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of (2.0%) and 3.1% for the three and nine months ended October 31, 2022, respectively, and (0.8%) and (0.3%) for the three and nine months ended October 31, 2021, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of October 31, 2022, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2017 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three and nine months ended October 31, 2022 and 2021. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. None of the unrecognized tax benefits are currently expected to impact the Company’s effective tax rate, if realized, as a result of the full valuation allowance.

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

12. Net Loss per Share

Basic and diluted net loss per share attributable to Snowflake Inc. common stockholders is computed in conformity with the two-class method required for participating securities. The Company considers unvested common stock to be participating securities, as the holders of such stock have the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend is declared on common stock.

Basic net loss per share attributable to Snowflake Inc. common stockholders is computed by dividing net loss attributable to Snowflake Inc. common stockholders by the weighted-average number of shares of Snowflake Inc. common stock outstanding during the period. Diluted net loss per share attributable to Snowflake Inc. common stockholders is computed by giving effect to all potentially dilutive Snowflake Inc. common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, RSUs, restricted common stock, early exercised stock options, and employee stock purchase rights under the 2020 ESPP are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. common stockholders as their effect is anti-dilutive for all periods presented.

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

The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Numerator:
Net loss	$(201,442)	$(154,856)	$(590,042)	$(547,795)
Less: net loss attributable to noncontrolling interest	(506)	—	(506)	—
Net loss attributable to Snowflake Inc. Class A and Class B common stockholders	$(200,936)	$(154,856)	$(589,536)	$(547,795)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders—basic and diluted	320,135	303,007	317,653	297,436
Net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders—basic and diluted	$(0.63)	$(0.51)	$(1.86)	$(1.84)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three and Nine Months Ended October 31,
	2022	2021

Stock options	37,106	47,782
RSUs	15,561	10,116
Unvested restricted common stock and early exercised stock options	543	537
Employee stock purchase rights under the 2020 ESPP	107	40
Total	53,317	58,475

13. Subsequent Event
On November 25, 2022 (the Agreement Date), the Company entered into an agreement to acquire all outstanding stock of a privately-held company for approximately $75 million in cash, subject to customary purchase price adjustments. The acquisition is expected to close within six months of the Agreement Date, subject to certain closing conditions.

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

Unless the context otherwise requires, all references in this report to “Snowflake,” the “Company,” “we,” “our,” “us,” or similar terms refer to Snowflake Inc. and its consolidated subsidiaries.

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

Our cloud-native architecture consists of three independently scalable but logically integrated layers across storage, compute, and cloud services. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data to create a unified data record. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 37 regional deployments around the world. These deployments are generally interconnected to deliver the Data Cloud, enabling a consistent, global user experience.

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

Our go-to-market strategy is focused on acquiring new customers and driving continued use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 165% and 177% as of October 31, 2022 and January 31, 2022, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of October 31, 2022, we had 7,292 total customers, increasing from 5,966 customers as of January 31, 2022. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of October 31, 2022, our customers included 543 of the Forbes Global 2000, based on the 2022 Forbes Global 2000 list, and those customers contributed approximately 41% of our revenue for the nine months ended October 31, 2022. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

Business Combinations

On September 23, 2022, we acquired all outstanding stock of Applica Sp. z.o.o. (Applica), a privately-held company which provides an artificial intelligence platform for document understanding, for $174.7 million in cash.

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

The results of operations of these business combinations have been included in our condensed consolidated financial statements from the respective dates of acquisition. See Note 7, “Business Combinations, Intangible Assets, and Goodwill,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding these business combinations.

Impact of Macroeconomic Conditions and COVID-19

Our business and financial condition have been, and may continue to be, impacted by adverse macroeconomic conditions, including higher inflation, higher interest rates, and fluctuations or volatility in capital markets or foreign currency exchange rates, which are causing customers to optimize consumption, rationalize budgets, and prioritize cash flow management.

In addition, the ongoing COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic, including any new variants, may continue to directly or indirectly impact general market conditions or our business, results of operations, cash flows, and financial condition remains uncertain. In response to the COVID-19 pandemic, we required virtually all of our employees to work remotely and we canceled certain of our marketing events or adjusted those events to be virtual or include both an in-person and virtual experience. As our offices reopen and we resume in-person events, we expect to continue to incur incremental expenses in connection with onsite services, incur related in-office and event costs, and manage fluctuating in-person regulations and restrictions.

We are continuing to monitor the actual and potential effects of general macroeconomic conditions and the COVID-19 pandemic across our business. For additional details, see the section titled “Risk Factors.”

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

Once deployed, our customers often expand their use of our platform more broadly within the enterprise and across their ecosystem of customers and partners as they migrate more data to the public cloud, identify new use cases, and realize the benefits of our platform and the Data Cloud. However, because we generally recognize product revenue on consumption and not ratably over the term of the contract, we do not have visibility into the timing of revenue recognition from any particular customer. In any given period, there is a risk that customer consumption of our platform will be slower than we expect, including in response to macroeconomic conditions, which may cause fluctuations in our revenue and results of operations. New software releases or hardware improvements, like better storage compression and cloud infrastructure processor improvements, may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads. To the extent these improvements do not result in an offsetting increase in new workloads, we may experience lower revenue. Our ability to increase usage of our platform by, and sell additional contracted capacity to, existing customers, and, in particular, large enterprise customers, will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, general economic conditions, overall changes in our customers’ spending levels, the effectiveness of our and our partners’ efforts to help our customers realize the benefits of our platform, and the extent to which customers migrate new workloads to our platform over time.

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

The following tables present a summary of key business metrics for the periods presented:

	Three Months Ended
	October 31, 2022	July 31, 2022	April 30, 2022	January 31, 2022	October 31, 2021

Product revenue (in millions)	$522.8	$466.3	$394.4	$359.6	$312.5
Free cash flow (non-GAAP) (in millions)(1)(2)	$65.0	$53.8	$172.4	$70.7	$9.5

	October 31, 2022	July 31, 2022	April 30, 2022	January 31, 2022	October 31, 2021

Remaining performance obligations (in millions)(3)	$3,003.1	$2,715.7	$2,610.0	$2,646.5	$1,804.0
Total customers(4)	7,292	6,818	6,333	5,966	5,432
Net revenue retention rate(4)	165%	171%	174%	177%	172%
Customers with trailing 12-month product revenue greater than $1 million(4)	287	246	206	184	148
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in millions):

	Three Months Ended
	October 31, 2022	July 31, 2022	April 30, 2022	January 31, 2022	October 31, 2021

Net cash paid on payroll tax-related items on employee stock transactions	$0.1	$4.8	$9.0	$31.4	$12.1

(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $51.7 million and $135.8 million for the three and nine months ended October 31, 2022, respectively, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow. No equity awards were net settled prior to the nine months ended October 31, 2022. See the section titled “Free Cash Flow” for a reconciliation of free cash flow to the most directly comparable financial measure calculated in accordance with GAAP.
(3)As of October 31, 2022, our remaining performance obligations were approximately $3.0 billion, of which we expect approximately 55% to be recognized as revenue in the twelve months ending October 31, 2023 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 2.0 years as of October 31, 2022. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.
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

Remaining Performance Obligations

Remaining performance obligations (RPO) represent the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPO excludes performance obligations from on-demand arrangements and certain time and materials contracts that are billed in arrears. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates. RPO is not necessarily indicative of future product revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by a number of factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, seasonality, changes in foreign currency exchange rates, and the extent to which customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. Due to these factors, it is important to review RPO in conjunction with product revenue and other financial metrics disclosed elsewhere herein.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	October 31, 2022	July 31, 2022	April 30, 2022	January 31, 2022	October 31, 2021

Net cash provided by operating activities	$79,277	$64,433	$184,613	$78,898	$15,538
Less: purchases of property and equipment	(8,505)	(3,848)	(7,413)	(4,012)	(2,282)
Less: capitalized internal-use software development costs	(5,779)	(6,736)	(4,804)	(4,160)	(3,788)
Free cash flow (non-GAAP)(1)(2)	$64,993	$53,849	$172,396	$70,726	$9,468
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in thousands):

	Three Months Ended
	October 31, 2022	July 31, 2022	April 30, 2022	January 31, 2022	October 31, 2021

Net cash paid on payroll tax-related items on employee stock transactions	$52	$4,796	$9,045	$31,378	$12,058
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $51.7 million and $135.8 million for the three and nine months ended October 31, 2022, respectively, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow. No equity awards were net settled prior to the nine months ended October 31, 2022.

Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. As a result, we have historically seen higher free cash flow in the first and fourth fiscal quarters of each year.

Components of Results of Operations

Revenue

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to initial consumption as part of customer onboarding and, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented less than 3% of our revenue for each of the three and nine months ended October 31, 2022 and 2021.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented less than 1% of our revenue for each of the three and nine months ended October 31, 2022 and 2021.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the three and nine months ended October 31, 2022 is 2.5 years and 2.2 years, respectively. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

Because customers have flexibility in their consumption, and we generally recognize revenue on consumption and not ratably over the term of the contract, we do not have the visibility into the timing of revenue recognition from any particular customer contract that typical subscription-based software companies may have. As our customer base grows, we expect our ability to forecast customer consumption in the aggregate to improve. However, in any given period, there is a risk that customers will consume our platform more slowly than we expect, including in response to macroeconomic conditions, which may cause fluctuations in our revenue and results of operations. In addition, new software releases or hardware improvements, like better storage compression and cloud infrastructure processor improvements, may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads. To the extent these improvements do not result in an offsetting increase in new workloads, we may experience lower revenue.

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

Net Income (Loss) Attributable to Noncontrolling Interest
Our condensed consolidated financial statements include the accounts of Snowflake Inc., our wholly-owned subsidiaries, and a majority-owned subsidiary in which we have a controlling financial interest. Net income (loss) attributable to noncontrolling interest represents the net income (loss) of our majority-owned subsidiary attributed to noncontrolling interest using the hypothetical liquidation at book value method. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Revenue	$557,028	$334,441	$1,476,647	$835,553
Cost of revenue(1)	190,721	120,786	511,883	324,253
Gross profit	366,307	213,655	964,764	511,300
Operating expenses(1):
Sales and marketing	284,477	190,971	803,034	540,678
Research and development	211,387	115,900	545,933	343,783
General and administrative	76,462	64,055	218,314	189,846
Total operating expenses	572,326	370,926	1,567,281	1,074,307
Operating loss	(206,019)	(157,271)	(602,517)	(563,007)
Interest income	21,857	1,985	38,308	6,787
Other income (expense), net	(13,271)	1,609	(44,672)	9,867
Loss before income taxes	(197,433)	(153,677)	(608,881)	(546,353)
Provision for (benefit from) income taxes	4,009	1,179	(18,839)	1,442
Net loss	(201,442)	(154,856)	(590,042)	(547,795)
Less: net loss attributable to noncontrolling interest	(506)	—	(506)	—
Net loss attributable to Snowflake Inc.	$(200,936)	$(154,856)	$(589,536)	$(547,795)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Cost of revenue	$27,794	$21,163	$76,499	$66,380
Sales and marketing	65,010	43,074	177,641	141,463
Research and development	110,231	56,142	280,721	174,788
General and administrative	26,128	24,008	75,976	76,761
Total stock-based compensation	$229,163	$144,387	$610,837	$459,392

The overall increase in stock-based compensation for the three and nine months ended October 31, 2022, compared to the three and nine months ended October 31, 2021, was primarily attributable to additional equity awards granted to current and new employees, partially offset by a decrease in stock-based compensation associated with restricted stock unit awards (RSUs) granted prior to our Initial Public Offering (IPO). RSUs granted prior to our IPO have both a service-based and a performance-based vesting condition and, as a result, we recognized stock-based compensation associated with such RSUs using an accelerated attribution method.

As of October 31, 2022, total compensation cost related to unvested stock-based awards not yet recognized was $2.5 billion, which will be recognized over a weighted-average period of 3.0 years. See Note 10, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Revenue	100%	100%	100%	100%
Cost of revenue(1)	34	36	35	39
Gross profit	66	64	65	61
Operating expenses(1):
Sales and marketing	51	57	54	65
Research and development	38	35	37	40
General and administrative	14	19	15	23
Total operating expenses	103	111	106	128
Operating loss	(37)	(47)	(41)	(67)
Interest income	4	1	3	1
Other income (expense), net	(2)	—	(3)	1
Loss before income taxes	(35)	(46)	(41)	(65)
Provision for (benefit from) income taxes	1	—	(1)	1
Net loss	(36)	(46)	(40)	(66)
Less: net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Snowflake Inc.	(36%)	(46%)	(40%)	(66%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Cost of revenue	5%	6%	5%	8%
Sales and marketing	12	13	12	17
Research and development	19	17	19	21
General and administrative	5	7	5	9
Total stock-based compensation	41%	43%	41%	55%

Comparison of the Three and Nine Months Ended October 31, 2022 and 2021

Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue:
Product	$522,752	$312,458	67%	$1,383,454	$780,911	77%
Professional services and other	34,276	21,983	56%	93,193	54,642	71%
Total	$557,028	$334,441	67%	$1,476,647	$835,553	77%
Percentage of revenue:
Product	94%	93%		94%	93%
Professional services and other	6%	7%		6%	7%
Total	100%	100%		100%	100%

Product revenue increased $210.3 million and $602.5 million for the three and nine months ended October 31, 2022, compared to the three and nine months ended October 31, 2021, respectively, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 165% as of October 31, 2022.

We had 287 customers with product revenue of greater than $1 million for the trailing 12 months ended October 31, 2022, an increase from 148 customers as of October 31, 2021. Such customers represented approximately 61% and 53% of our product revenue for the trailing 12 months ended October 31, 2022 and 2021, respectively. Within these customers, we had 49 and 13 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended October 31, 2022. For each of the three months ended October 31, 2022 and 2021, approximately 97% of our revenue was derived from existing customers under capacity arrangements, and less than 1% of our revenue was derived from new customers under capacity arrangements. For the nine months ended October 31, 2022 and 2021, approximately 97% and 95% of our revenue was derived from existing customers under capacity arrangements, respectively, and approximately 1% and 3% of our revenue was derived from new customers under capacity arrangements, respectively. The remainder was driven by on-demand arrangements. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $12.3 million and $38.6 million for the three and nine months ended October 31, 2022, respectively, compared to the same periods in the prior year, as we continued to expand our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended October 31,			Nine Months Ended October 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Product	$145,929	$92,292	58%	$388,946	$245,420	58%
Professional services and other	44,792	28,494	57%	122,937	78,833	56%
Total cost of revenue	$190,721	$120,786	58%	$511,883	$324,253	58%
Gross profit (loss):
Product	$376,823	$220,166	71%	$994,508	$535,491	86%
Professional services and other	(10,516)	(6,511)	62%	(29,744)	(24,191)	23%
Total gross profit	$366,307	$213,655	71%	$964,764	$511,300	89%
Gross margin:
Product	72%	70%		72%	69%
Professional services and other	(31%)	(30%)		(32%)	(44%)
Total gross margin	66%	64%		65%	61%
Headcount (at period end)
Product	343	226		343	226
Professional services and other	458	297		458	297
Total headcount	801	523		801	523

Cost of product revenue increased $53.6 million and $143.5 million for the three and nine months ended October 31, 2022, compared to the three and nine months ended October 31, 2021, respectively. The increase was primarily due to an increase of $41.7 million and $116.9 million in third-party cloud infrastructure expenses as a result of increased customer consumption for the three and nine months ended October 31, 2022, respectively, compared to the same periods in the prior year. Personnel-related costs and allocated overhead costs also increased $7.7 million and $18.4 million for the three and nine months ended October 31, 2022, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees. The remaining increase of $2.4 million and $4.4 million for the three and nine months ended October 31, 2022, respectively, was primarily driven by increased amortization of internal-use software development costs.

Our product gross margin was 72% for each of the three and nine months ended October 31, 2022, compared to 70% and 69% for the three and nine months ended October 31, 2021, respectively, which increase was primarily due to (i) an increased percentage of revenue from consumption of higher-priced editions of our platform, (ii) increased scale across our cloud infrastructure regions, and (iii) higher volume-based discounts for our purchases of third-party cloud infrastructure. While we expect our product gross margin to remain relatively flat for the fiscal year ending January 31, 2023, a number of factors could negatively impact our product gross margin, including (i) fluctuations in the mix and timing of customers’ consumption, which is inherently variable at our customers’ discretion, (ii) whether or not a customer contracts with us through our marketplace listings, (iii) our discounting practices, including as a result of changes to the competitive environment, and (iv) the extent of our investments in our operations, including performance improvements that may make our platform or the underlying cloud infrastructure more efficient.

Cost of professional services and other revenue increased $16.3 million and $44.1 million for the three and nine months ended October 31, 2022, compared to the three and nine months ended October 31, 2021, respectively. The increase was primarily due to an increase of $13.1 million and $35.6 million in personnel-related costs and allocated overhead costs for the three and nine months ended October 31, 2022, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees. Costs associated with contracted third-party partners also increased $2.9 million and $7.4 million for the three and nine months ended October 31, 2022, respectively, compared to the same periods in the prior year, as a result of growth in our business.

Professional services and other gross margin improved for the nine months ended October 31, 2022 compared to the same period in the prior year, primarily due to decreased stock-based compensation as a percentage of professional services and other revenue. We do not believe the year-over-year changes in professional services and other gross margins are meaningful given that we are continuing to scale our professional services organization and our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Three Months Ended October 31,			Nine Months Ended October 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$284,477	$190,971	49%	$803,034	$540,678	49%
Percentage of revenue	51%	57%		54%	65%
Headcount (at period end)	2,625	1,672		2,625	1,672

Sales and marketing expenses increased $93.5 million and $262.4 million for the three and nine months ended October 31, 2022, compared to the three and nine months ended October 31, 2021, respectively. The increase was primarily due to an increase of $63.3 million and $161.2 million in personnel-related costs (excluding commission expenses) and allocated overhead costs for the three and nine months ended October 31, 2022, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, partially offset by a decrease in stock-based compensation related to RSUs granted prior to our IPO. Expenses associated with sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions, also increased $6.9 million and $26.6 million for the three and nine months ended October 31, 2022, respectively, compared to the same periods in the prior year, primarily due to increases in customers’ consumption of our platform and in the annualized contract value of our customer contracts.

Advertising costs and other expenses associated with our marketing and business development programs also increased $6.2 million and $30.6 million for the three and nine months ended October 31, 2022, respectively, compared to the same periods in the prior year, primarily driven by increased expenses related to in-person marketing events and user conferences, net of the associated proceeds. Expenses associated with Summit, our in-person annual user conference which was held virtually in the prior year due to the COVID-19 pandemic increased $10.5 million, net of the associated proceeds, for the nine months ended October 31, 2022, compared to the same period in the prior year. As a result of in-person marketing events and user conferences as well as the easing of COVID-19 travel restrictions, travel-related expenses also increased $6.4 million and $14.4 million for the three and nine months ended October 31, 2022, respectively, compared to the same periods in the prior year.

In addition, sales and marketing expenses for the three and nine months ended October 31, 2022 included $7.6 million and $17.7 million of amortization of acquired developer community intangible asset, respectively, as a result of the Streamlit business combination completed in March 2022. The remaining increase in sales and marketing expenses was attributable to increased software and subscription services dedicated for use by our sales and marketing organizations.

Research and Development

	Three Months Ended October 31,			Nine Months Ended October 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$211,387	$115,900	82%	$545,933	$343,783	59%
Percentage of revenue	38%	35%		37%	40%
Headcount (at period end)	1,235	705		1,235	705

Research and development expenses increased $95.5 million and $202.2 million for the three and nine months ended October 31, 2022, compared to the three and nine months ended October 31, 2021, respectively. The increase was primarily due to an increase of $84.1 million and $173.9 million in personnel-related costs and allocated overhead costs for the three and nine months ended October 31, 2022, respectively, compared to the same periods in the prior year, as a result of increased stock-based compensation, headcount, and overall costs to support the growth in our business. The increase in personnel-related costs included a $54.1 million and $105.9 million increase in stock-based compensation for the three and nine months ended October 31, 2022, respectively, primarily related to additional equity awards granted to current and new employees and the post-combination stock-based compensation related to the Streamlit business combination, partially offset by a decrease in stock-based compensation related to RSUs granted prior to our IPO. See Note 10, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The remaining increase in research and development expenses was primarily driven by an increase of $6.0 million and $16.0 million in third-party cloud infrastructure expenses incurred in developing our platform for the three and nine months ended October 31, 2022, respectively, compared to the same periods in the prior year.

General and Administrative

	Three Months Ended October 31,			Nine Months Ended October 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$76,462	$64,055	19%	$218,314	$189,846	15%
Percentage of revenue	14%	19%		15%	23%
Headcount (at period end)	886	657		886	657

General and administrative expenses increased $12.4 million and $28.5 million for the three and nine months ended October 31, 2022, compared to the three and nine months ended October 31, 2021, respectively. The increase was partially due to an increase of $3.1 million and $6.3 million in personnel-related costs and allocated overhead costs for the three and nine months ended October 31, 2022, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business.

Outside services also increased $4.8 million and $7.7 million for the three and nine months ended October 31, 2022, respectively, compared to the same periods in the prior year, primarily due to increased legal fees related to acquisitions. In addition, unallocated lease costs, which are associated with unused office facilities to accommodate planned headcount growth, increased $1.1 million and $4.4 million for the three and nine months ended October 31, 2022, respectively, compared to the same periods in the prior year. The remaining increase in general and administrative expenses for the three and nine months ended October 31, 2022 was attributable to increased insurance expenses and other corporate expenses to support the normal course of operations and our continued growth.

Interest Income

	Three Months Ended October 31,			Nine Months Ended October 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Interest income	$21,857	$1,985	1,001%	$38,308	$6,787	464%

Interest income increased $19.9 million and $31.5 million for the three and nine months ended October 31, 2022, respectively, compared to the three and nine months ended October 31, 2021, primarily due to higher yields on our investments in available-for-sale marketable debt securities as a result of increased interest rates.

Other Income (Expense), Net

	Three Months Ended October 31,			Nine Months Ended October 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Net unrealized gains (losses) on strategic investments in non-marketable equity:
Upward adjustments	$1,124	$—	NM	$1,124	$8,060	(86%)
Impairments	(7,482)	—	NM	(34,037)	—	NM
Net unrealized gains (losses) on strategic investments in marketable equity securities	(6,706)	455	(1,574%)	(12,183)	455	(2,778%)
Other	(207)	1,154	(118%)	424	1,352	(69%)
Other income (expense), net	$(13,271)	$1,609	(925%)	$(44,672)	$9,867	(553%)
NM - Not meaningful.

Other income (expense), net decreased $14.9 million and $54.5 million for the three and nine months ended October 31, 2022, respectively, compared to the three and nine months ended October 31, 2021, primarily due to (i) the impairments recorded on our non-marketable equity securities and (ii) net unrealized losses recorded on our strategic investments in marketable equity securities. See Note 5, “Fair Value Measurements,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,			Nine Months Ended October 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Loss before income taxes	$(197,433)	$(153,677)	28%	$(608,881)	$(546,353)	11%
Provision for (benefit from) income taxes	4,009	1,179	240%	(18,839)	1,442	(1,406%)
Effective tax rate	(2.0%)	(0.8%)		3.1%	(0.3%)
NM - Not meaningful.

Our provision for income taxes was $4.0 million for the three months ended October 31, 2022, compared to $1.2 million for the three months ended October 31, 2021, primarily due to higher pre-tax income in foreign jurisdictions.

Our benefit from income taxes was $18.8 million for the nine months ended October 31, 2022, compared to our provision for income taxes of $1.4 million for the nine months ended October 31, 2021, primarily due to the partial release of a valuation allowance of $26.7 million as a result of the Streamlit business combination.

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

Liquidity and Capital Resources

As of October 31, 2022, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $4.9 billion. Our investments primarily consist of corporate notes and bonds, commercial paper, U.S. government and agency securities, money market funds, and certificates of deposit.

As of October 31, 2022, our RPO was $3.0 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, which are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

Our primary source of cash is payments received from our customers. Our primary uses of cash include personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, overhead costs, capital expenditures, and acquisitions and strategic investments we may make from time to time. As of October 31, 2022, our material cash requirements from known contractual obligations and commitments relate primarily to (i) third-party cloud infrastructure agreements, (ii) operating leases for office facilities, and (iii) subscription arrangements used to facilitate our operations at the enterprise level. For the nine months ended October 31, 2022, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which was filed with the SEC on March 30, 2022. See Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

On March 31, 2022, we acquired all outstanding stock of Streamlit. A portion of the purchase consideration was paid in cash, which amounted to $177.9 million, net of $33.9 million cash and cash equivalents acquired.

In May 2022, we entered into an agreement related to the expansion and lease term extension of an existing office facility located in the United States, which is considered a lease modification not accounted for as a separate contract. The modified lease commenced during the nine months ended October 31, 2022, with an expiration date in fiscal 2035. Total commitment, net of tenant incentives expected to be received, under the modified lease is $68.0 million.

On September 23, 2022, we acquired all outstanding stock of Applica for $174.6 million in cash, net of cash acquired.

During the nine months ended October 31, 2022, we began funding withholding taxes due upon the vesting of employee RSUs in certain jurisdictions by net share settlement, rather than our previous approach of selling shares of our common stock to cover taxes upon vesting of such awards. The amount of withholding taxes paid related to net share settlement of employee RSUs was $51.7 million and $135.8 million for the three and nine months ended October 31, 2022, respectively.

On November 25, 2022 (the Agreement Date), we entered into an agreement to acquire all outstanding stock of a privately-held company for approximately $75 million in cash, subject to customary purchase price adjustments. The acquisition is expected to close within six months of the Agreement Date, subject to certain closing conditions.

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

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2022	2021

Net cash provided by operating activities	$328,323	$31,281
Net cash used in investing activities	$(533,101)	$(56,967)
Net cash provided by (used in) financing activities	$(52,540)	$142,671

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) net unrealized gains or losses on strategic investments in equity securities, (iii) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (iv) amortization of deferred commissions, (v) amortization of operating lease right-of-use assets, (vi) net amortization of premiums or accretion of discounts on investments, and (vii) deferred income tax benefit or expense, and changes in operating assets and liabilities during each period.

For the nine months ended October 31, 2022, net cash provided by operating activities was $328.3 million, primarily consisting of our net loss of $590.0 million, adjusted for non-cash charges of $762.6 million, and net cash inflows of $155.8 million provided by changes in our operating assets and liabilities, net of the effects of business combinations. The main drivers of the changes in operating assets and liabilities during the nine months ended October 31, 2022 were (i) a $150.7 million decrease in accounts receivable due to timing of billings and collections as we have historically received a higher volume of customer orders in the fourth fiscal quarter of each year, (ii) a $46.7 million increase in deferred revenue mainly due to invoicing for prepaid capacity agreements outpacing revenue recognition, (iii) a $27.7 million increase in accrued expenses and other liabilities primarily due to the timing of accruals and payments, and (iv) a $13.2 million decrease in prepaid expenses and other assets primarily due to the timing of prepayments for software and subscriptions services and third-party cloud infrastructure expenses, partially offset by (a) a $63.6 million increase in deferred commissions earned upon the origination of customer contracts, and (b) a $29.2 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

For the nine months ended October 31, 2021, net cash provided by operating activities was $31.3 million, primarily consisting of our net loss of $547.8 million, adjusted for non-cash charges of $558.7 million, and net cash inflows of $20.4 million provided by changes in our operating assets and liabilities.

Net cash provided by operating activities increased $297.0 million for the nine months ended October 31, 2022, compared to the nine months ended October 31, 2021, primarily due to an increase of $787.8 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect to continue to generate positive net cash flows from operating activities for the fiscal year ending January 31, 2023.

Investing Activities

Net cash used in investing activities for the nine months ended October 31, 2022 was $533.1 million, primarily as a result of cash paid for business combinations, net of cash and cash equivalents acquired, net purchases of investments, and, to a lesser extent, purchases of property and equipment to support our office facilities, and capitalized internal-use software development costs.

Net cash used in investing activities for the nine months ended October 31, 2021 was $57.0 million, primarily as a result of net purchases of investments and, to a lesser extent, purchases of property and equipment to support our office facilities, purchases of intangible assets, and capitalized internal-use software development costs.

Financing Activities

Net cash used in financing activities for the nine months ended October 31, 2022 was $52.5 million, primarily as a result of taxes paid related to net share settlement of equity awards, partially offset by proceeds from the issuance of equity securities under our equity incentive plans and capital contributions from noncontrolling interest holders.

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

Except for the following, there have been no material changes to our critical accounting estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which was filed with the SEC on March 30, 2022.

Business Combinations

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which was filed with the SEC on March 30, 2022, for information regarding our significant accounting policies over business combinations.

When we acquire a business, we allocate the purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Critical estimates used in valuing certain intangible assets include, but are not limited to, time and resources required to recreate the assets acquired. These estimates are based on information obtained from the management of the acquired companies, our assessment of the information, and historical experience. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. The amounts and estimated useful lives assigned to intangible assets acquired in business combinations impact the amount and timing of future amortization expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of October 31, 2022, we had $4.9 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, commercial paper, U.S. government and agency securities, money market funds, and certificates of deposit. In addition, we had $16.8 million of restricted cash primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes and for general corporate purposes, including acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $22.6 million in the market value of our cash equivalents, and short-term and long-term investments as of October 31, 2022.

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

In order to manage our exposure to certain foreign currency exchange risks, during the nine months ended October 31, 2022, we entered into deliverable foreign currency forward contracts with maturities of one month or less to hedge a portion of certain intercompany balances denominated in currencies other than the U.S. dollar. These forward contracts reduced, but did not entirely eliminate, the impact of adverse currency exchange rate movements. We did not enter into these forward contracts for trading or speculative purposes. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in Quarterly Report on Form 10-Q for more information.

We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have had a material impact on our operating results for the three and nine months ended October 31, 2022 and 2021, respectively. However, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption.

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

The following table presents the Company’s strategic investments by type (in thousands):

	October 31, 2022	January 31, 2022

Equity securities:
Non-marketable equity securities under Measurement Alternative	$170,446	$170,860
Non-marketable equity securities under equity method	5,000	—
Marketable equity securities	22,462	34,646
Debt securities:
Non-marketable debt securities	1,500	2,250
Total strategic investments—included in other assets	$199,408	$207,756

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of October 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue was $557.0 million and $334.4 million for the three months ended October 31, 2022 and 2021, respectively, and $1,476.6 million and $835.6 million for the nine months ended October 31, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. As a result of our historical rapid growth and limited operating history, our ability to accurately forecast our future results of operations, including revenue, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

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
Customers generally consume our platform by using compute, storage, and data transfer resources. Unlike a subscription-based business model, in which revenue is recognized ratably over the term of the subscription, we generally recognize revenue on consumption. Because our customers have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that a typical subscription-based software company has. There is a risk that customers will consume our platform more slowly than we expect, including in response to macroeconomic conditions, and our actual results may differ from our forecasts. Further, investors and securities analysts may not understand how our consumption-based business model differs from a subscription-based business model, and our business model may be compared to subscription-based business models. If our results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class actions.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $201.4 million and $154.9 million for the three months ended October 31, 2022 and 2021, respectively, and $590.0 million and $547.8 million for the nine months ended October 31, 2022 and 2021, respectively. As of October 31, 2022 and January 31, 2022, we had an accumulated deficit of $2.5 billion and $1.9 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our sales, marketing, and professional services teams, and retain our employees. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under these third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems and operating as a public company. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
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
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, markets addressed, types of data processed, ease of data ingestion, user experience, and data governance and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case, and our customers subsequently began using our platform for additional workloads, including data lake, data engineering, data science and machine learning, applications, and collaboration. Our future success depends on our ability to continue to innovate and increase customer adoption of our platform and the Data Cloud, including Snowflake Marketplace. Further, the value of our platform to customers is increased to the extent they are able to use it to process and access all types of data. We need to continue to invest in technologies, services, and partnerships that increase the types of data available and processed on our platform and the ease with which customers can ingest data into our platform. We must also continue to enhance our data sharing and marketplace capabilities so customers can share their data with internal business units, customers, and other third parties, acquire additional third-party data to combine with their own data in order to gain additional business insights, and develop and monetize applications on our platform. As we develop and introduce new services and technologies, including those that may incorporate artificial intelligence and machine learning, we may be subject to new or heightened legal, ethical, and other challenges. In addition, our platform requires third-party public cloud infrastructure to operate. Currently, we use public cloud offerings provided by AWS, Azure, and GCP. We will need to continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers and partners. To the extent we expand further into the public sector and highly regulated countries and industries, our platform and operations may need to address additional requirements specific to those markets.

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

Threats to information systems and data come from a variety of sources, including traditional computer “hackers,” internal and external personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We are subject to a variety of evolving cyber threats, including unauthorized intrusions, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, social engineering attacks (including phishing), internal and external personnel misconduct or error, supply-chain attacks, software vulnerabilities, and software or hardware disruptions or failures, all of which are prevalent in our industry and our customers’ and partners’ industries. Furthermore, future business expansions or acquisitions could expose us to additional cybersecurity risks and vulnerabilities. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or processed, or through which data is transmitted change frequently, and are becoming increasingly difficult to detect. In addition, ransomware attacks are becoming increasingly frequent and severe. In general, cybersecurity breaches or efforts to mitigate security vulnerabilities could lead to significant interruptions in our operations, loss of data and income, reputational harm, diversion of funds, unexpected service interruptions, increased insurance costs, and other harm to our business, reputation, and competitive position.

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

We have contractual and other legal obligations to notify relevant stakeholders of security breaches. Such mandatory disclosures are costly and could lead to negative publicity, loss of customer or partner confidence in the effectiveness of our security measures, diversion of management’s attention, governmental investigations, and the expenditure of significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.

A security incident may also cause us to breach, or lead to claims that we have breached, customer contracts. As a result, we could be subject to legal action (including the imposition of fines or penalties) and our customers could end their relationships with us. Furthermore, there can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

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

In addition, some of our employees are still working remotely following the COVID-19 pandemic, which increases our cyber security risk, creates data accessibility concerns, and makes us more susceptible to security breaches or business disruptions. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, or prospects.

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
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated or measured in foreign currencies;
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
We must expand our sales and marketing organization to increase our sales to new and existing customers. We plan to continue expanding our direct sales force, both domestically and internationally, particularly our direct enterprise sales organization focused on sales to the world’s largest organizations. It may require significant time and resources to effectively onboard new sales and marketing personnel, and continued or increased remote working conditions could result in less effective, more operationally complicated, or lengthier onboarding processes. We also plan to continue to dedicate significant resources to sales and marketing programs that are industry-specific and focused on large organizations. Once a new customer begins using our platform, our sales team will need to continue to focus on expanding consumption with that customer. All of these efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions or volatility in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, inflation, and interest rate fluctuations, or the existence of pandemics (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare, or terrorist attacks on the United States, Europe, the Asia-Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. For example, the ongoing military conflict between Russia and Ukraine has created volatility in the global capital markets and could have further global economic consequences, including disruptions of the global supply chain. In addition, unfavorable conditions in the general economy may negatively impact our customers’ budgets or cash flow, which could impact the contract terms, including payment terms, our customers demand from us. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company could harm our business.

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

We also believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. As our workforce becomes larger and more distributed around the world, we may not be able to maintain important aspects of our culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
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
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. Further, the proceeds we received from our initial public offering (IPO) in September 2020 increased the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. For example, in March 2022 we acquired Streamlit, Inc., a privately-held company which provides an open-source framework built to simplify and accelerate the creation of data applications, representing a larger and more complex acquisition than our prior endeavors. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or unexpected costs assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations.

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

Further, we are increasingly investing in doing business with customers and partners in heavily regulated industries, such as the financial services and health care industries. Existing and prospective customers, such as those in these industries, may be required to comply with more stringent regulations in connection with subscribing to and implementing our services or particular regulations regarding third-party vendors that may be interpreted differently by different customers. In addition, regulatory agencies may impose requirements toward third-party vendors generally, or our company in particular, that we may not be able to, or may not choose to, meet. In addition, customers in these heavily regulated areas often have a right to conduct audits of our systems, products, and practices. In the event that one or more customers determine that some aspect of our business does not meet regulatory requirements, we may be limited in our ability to continue or expand our business.

Our customers also include a number of non-U.S. governments, to which similar procurement, budgetary, contract, and audit risks of U.S. government contracting also apply, particularly in certain emerging markets where our customer base is less established. Such sales may also heighten our exposure to liabilities under anti-corruption laws. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant financial and management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Further, our business and results of operations will be harmed if our efforts to do business with governments and heavily regulated organizations do not generate the anticipated increases in revenue. Each of these difficulties could materially adversely affect our business and results of operations.

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
A pandemic, including the COVID-19 pandemic or its resurgence, could have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.
The potential long-term impact of the COVID-19 pandemic, its resurgence, or a new pandemic on the global economy and our business continue to be difficult to assess or predict. Potential impacts include:

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
•We continue to incur fixed costs, particularly for real estate, and may derive reduced benefit from those costs.
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
•We are subject to an uncertain regulatory environment, and are required to comply with cumbersome and conflicting federal, state, and local laws regarding COVID-19, which may pose significant disruption to our business operations, require significant management attention to respond to and enforce, and result in an increased risk of non-compliance and claims.
•Our operating lease right-of-use assets may be impaired due to potential loss of sublease income.
•We may be subject to legal liability for safe workplace claims.
•Our critical vendors or partners could go out of business.
•Certain of our in-person marketing events have been canceled and we may experience or continue to experience (i) prolonged delays in our ability to reschedule or conduct in-person marketing events and other sales and marketing activities, or (ii) additional costs related to hosting in-person events that will be subject to uncertain and changing regulations and restrictions.
•Our marketing, sales, professional services, and support organizations are accustomed to extensive face-to-face customer and partner interactions, and conducting business virtually continues to pose challenges.

While many states and countries have reopened, the status of the global recovery remains uncertain and unpredictable. Business activity may not recover as quickly as anticipated, and widespread recovery will be impacted by future developments, including future pandemics or new variant strains, government and private sector requirements, and the emergence and effectiveness of medical and other measures. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 21% of our revenue for each of the three and nine months ended October 31, 2022, respectively. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

•slower than anticipated public cloud adoption by international businesses;
•changes in a specific country’s or region’s political, economic, or legal and regulatory environment, including the effects of Brexit, pandemics, tariffs, trade wars, sanctions, or long-term environmental risks;
•the need to adapt and localize our platform for specific countries and the engineering and related costs that we may incur when making those changes;
•greater difficulty collecting accounts receivable and longer payment cycles;
•unexpected changes in, or the selective application of, trade relations, regulations, or laws;
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
•In the United States, federal, state, and local governments have enacted or proposed data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act (CCPA) provides increased privacy rights and protections, including the ability of individuals to opt out of specific disclosures of their personal information. Further, the California Privacy Rights Act of 2020 (CPRA) will expand the CCPA and establish the California Privacy Protection Agency for purposes of implementing and enforcing the CPRA, which could increase the risk of an enforcement action. Other U.S. states have adopted, or are considering adopting, similar laws.
•Other government bodies have implemented laws and are considering further regulating artificial intelligence and machine learning, which could negatively impact our ability to use these technologies.

•The certifications we may maintain and the standards that may apply to our business, such as the U.S. Federal Risk and Authorization Management Program, PCI-DSS, ISO/IEC 27001, HI-TRUST CSF, among others, are becoming more stringent.
These and other similar legal and regulatory developments could contribute to legal and economic uncertainty, increase our exposure to liability, affect how we design, market, and sell our platform, and how we operate our business, how our customers and partners process and share data, how we process and use data, and how we transfer personal data from one jurisdiction to another, any of which could require us to take on more onerous obligations in our contracts, impact our ability to operate in certain jurisdictions, and/or negatively impact the types of data available on or the demand for our platform. It is possible that new laws may be adopted or existing laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We may incur substantial costs to comply with such laws and regulations, to meet the demands of our customers relating to their own compliance with applicable laws and regulations, and to establish and maintain internal policies, self-certifications, and third-party certifications supporting our compliance programs. Our customers may delegate certain of their GDPR compliance or other privacy law obligations to us, and we may otherwise be required to expend resources to assist our customers with such compliance obligations.

Although we endeavor to comply with applicable data privacy and security obligations, any actual or perceived non-compliance with such obligations by us or our third-party service providers and sub-processors could result in proceedings, investigations, or claims against us by regulatory authorities, customers, or others, leading to reputational harm, significant fines, litigation costs, additional reporting requirements or oversight, bans on processing personal information, orders to destroy or not use personal information, limitations in our ability to develop or commercialize our platform, inability to process personal information or operate in certain jurisdictions, and other damages. For example, if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to EUR 20.0 million or 4% of our worldwide annual revenue, whichever is greater, as well as potential data processing restrictions and penalties. Even if we are not determined to have violated these laws and other obligations, investigations into these issues typically require the expenditure of significant resources and generate negative publicity. In addition, any failure by us or our third-party service providers to comply with applicable obligations could result in proceedings against us. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we have and may continue to acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
In connection with our acquisition of the outstanding capital stock of Streamlit, Inc. in March 2022, we agreed to issue 2.3 million shares of our common stock as consideration (Equity Consideration), all of which have been issued. A portion of the Equity Consideration that was issued to Streamlit’s founders (Founder Shares) are subject to vesting agreements pursuant to which the Founder Shares vest over three years, subject to each founder’s continued employment with Snowflake or its affiliates.

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

Date: December 2, 2022

SNOWFLAKE INC.

By:	/s/ Frank Slootman
Name:	Frank Slootman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)