Form 10-K
period 2023-01-31
Snowflake Inc.
filed 2023-03-29
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).    ☐
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 29, 2022 (the last business day of the Registrant’s fiscal second quarter), based on the closing price of $149.91 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $46.2 billion.
As of March 17, 2023, there were 325.0 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2023.

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
•our expectations regarding our stock repurchase program; and
•the impacts of volatility and uncertainty in the global economy on our business and the businesses of our customers and partners.
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
•General market conditions, volatility, or disruptions, including higher inflation, higher interest rates, bank failures, and fluctuations or volatility in capital markets or foreign currency exchange rates, could have an adverse impact on our or our customers’ or partners’ businesses, which could negatively impact our financial condition or results of operations.
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
•Unfavorable conditions in our industry or the global economy, or reductions in cloud spending or our customers’ actual or anticipated consumption rates, could limit our ability to grow our business and negatively affect our results of operations.

PART I
ITEM 1. BUSINESS
We believe in a data connected world where organizations have seamless access to explore, share, and unlock the value of data. To realize this vision, we deliver the Data Cloud, a network where Snowflake customers, partners, developers, data providers, and data consumers can break down data silos and derive value from rapidly growing data sets in secure, governed, and compliant ways.

Our platform is the innovative technology that powers the Data Cloud, enabling customers to consolidate data into a single source of truth to drive meaningful business insights, build data applications, and share data and data products. We provide our platform through a customer-centric, consumption-based business model, only charging customers for the resources they use.

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

Our cloud-native architecture consists of three independently scalable but logically integrated layers across compute, storage, and cloud services. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data to create a unified data record. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 38 regional deployments around the world. These deployments are generally interconnected to deliver the Data Cloud, enabling a consistent, global user experience.

Our platform supports a wide range of workloads that enable our customers’ most important business objectives, including data warehousing, data lakes, and Unistore, as well as collaboration, data engineering, cybersecurity, data science and machine learning, and application development. From January 1, 2023 to January 31, 2023, we processed an average of approximately 2.6 billion daily queries across all our customer accounts, up from an average of approximately 1.5 billion daily queries during the corresponding month of the prior fiscal year. We are committed to expanding our platform’s use cases and supporting developers in building their applications and businesses. In 2021, we launched Snowpark for Java to allow developers to build in the language of their choice, and in 2022 we added support for Python. We continue to invest in our Powered by Snowflake program to help companies build, operate, and market applications in the Data Cloud by supporting developers across all stages of the application journey. As of January 31, 2023, we had over 820 Powered by Snowflake registrants. Powered by Snowflake partners have access to go-to-market, customer support, and engineering expertise.

We have an industry-vertical focus, which allows us to go to market with tailored business solutions. For example, we have launched the Telecom Data Cloud, the Financial Services Data Cloud, the Media Data Cloud, the Healthcare and Life Sciences Data Cloud, and the Retail Data Cloud. Each of these brings together Snowflake’s platform capabilities with industry-specific partner solutions and datasets to drive business growth and deliver improved experiences and insights.

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

Our platform is used globally by organizations of all sizes across a broad range of industries. As of January 31, 2023, we had 7,828 total customers, increasing from 5,967 customers as of January 31, 2022. As of January 31, 2023, our customers included 573 of the Forbes Global 2000, based on the 2022 Forbes Global 2000 list, and those customers contributed approximately 41% of our revenue for the fiscal year ended January 31, 2023. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments. As our customers experience the benefits of our platform, they typically expand their usage significantly, as evidenced by our net revenue retention rate, which was 158% as of January 31, 2023. The number of customers that contributed more than $1 million in trailing 12-month product revenue increased from 184 to 330 as of January 31, 2022 and 2023, respectively.

We have achieved significant growth in recent periods. For the fiscal years ended January 31, 2023, 2022, and 2021, our revenue was $2.1 billion, $1.2 billion, and $592.0 million, respectively, representing year-over-year growth of 69% and 106%, respectively. Our net loss was $797.5 million, $679.9 million, and $539.1 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.

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

We believe the Data Cloud can enable a world without data silos, allowing organizations to effortlessly discover, access, derive insights from, and share data from a variety of sources. Customers can share and provide access to each other’s data or data products, augment data science and machine learning algorithms with more data sets, connect global supply chains through data hubs, build data products, and create new monetization channels by connecting data providers and consumers. As the Data Cloud grows through broad adoption and increasing usage, there are enhanced benefits from greater data availability. Moving forward, we are continuing to foster these benefits through industry-specific Data Clouds and the Powered by Snowflake program.

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

•Easy to use. Our platform can be up and running in seconds and is priced based on a consumption-based business model, reducing hidden costs and ensuring customers pay only for what they use. Snowpark, our developer framework, allows developers to interact with Snowflake through various popular programming languages, including Python. This, combined with our familiar SQL-based programming model and query language, provides choice for organizations without governance tradeoffs and saves time and costs to learn new skills or hire specialized analysts or data scientists.
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
•Multi-cloud and multi-region. Our platform is available on three major public clouds across 38 regional deployments around the world. These deployments are generally interconnected to provide a global and consistent user experience.
•Seamless and secure collaboration. Our platform enables governed and secure sharing of live data within an organization and externally across customers and partners, generally without copying or moving the underlying data. When sharing data across regions and public clouds, our platform allows customers to easily replicate data and maintain a single source of truth. Our platform also enables organizations to securely share and monetize data products.

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
•Increase agility, augment insights, and create new monetization streams through seamless collaboration. Our platform allows customers to seamlessly share and consume live data across their organizations, and with their partners, customers, and suppliers, without moving the underlying data. Our platform also allows customers to unlock previously untapped monetization streams through creating and sharing data applications and data products. Customers can also leverage the Snowflake Marketplace, which provides access to hundreds of live, ready-to-query third-party data sets and data products across a wide range of categories. Through collaborating within and outside of their ecosystems, our customers are able to enhance insights and better reach, engage, and retain their end customers.
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
•Enable greater data access through enhanced data governance. Security and governance, including the encryption of data in transit and at rest, were designed into our platform architecture. This provides customers with the confidence to share their data inside their organizations, as well as with their partners, customers, and suppliers, to unlock new insights and build new applications.

Our Growth Strategies

We intend to invest in our business to advance the Data Cloud through the adoption of our platform. Our growth strategies include:

•Innovate and advance our platform. We have a history of technological innovation, releasing new features on a regular basis and making frequent updates to our platform. We intend to continue making significant investments in research and development and hiring top technical talent to enable new use cases, strengthen our technical lead in our platform’s architecture, and increase our differentiation through enhanced collaboration capabilities. For example, in 2021 we launched Snowpark for Java to allow developers to build in the language of their choice, and we continue to expand Snowpark’s capabilities and supported languages, most recently with Python in 2022.
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
•Expand data content and collaboration across our global ecosystem. Our platform provides an innovative way for organizations to collaborate and connect with data and data products, including through our Marketplace. We plan to continue investing in adding new customers, partners, data providers, data consumers, and forms of sharing to connect on our platform, and to drive market awareness of the Data Cloud.
•Grow and invest in our partner network. Our Snowflake Partner Network is comprised of system integrators, resellers, data providers, and other services partners who help accelerate the adoption of our platform, and technology partners, who help provide end-to-end solutions to our customers. We plan to continue investing in building out our partner program to drive more consumption on our platform, broaden our distribution footprint, acquire new customers, and drive greater awareness of our platform. For example, we launched our Powered by Snowflake program in 2021 to help customers and partners build, operate, and grow their applications built using Snowflake, and we continue to invest in expanding the program.

Our Platform

Our platform unifies data and supports a growing variety of workloads, including data warehousing, data lakes, and Unistore, as well as collaboration, data engineering, cybersecurity, data science and machine learning, and application development. Customers can leverage our platform for any one of these workloads, but when taken together, it provides an integrated, end-to-end solution that delivers greater insights, faster data transformations, improved data sharing, and accelerated application development. Delivered as a service, our platform is deployed across multiple public clouds and regions, is easy to use, and requires near-zero maintenance.

Workloads
Organizations use our platform to power the following workloads:

•Data Warehouse. Our platform provides reporting and analytics to improve business intelligence. For Data Warehouse, our platform enables organizations to:
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
•Data Lake. Our platform can serve as a central data repository without trade-offs in performance, security, or data governance. It can also augment existing data lakes with seamless access to external data and open formats. For Data Lake, our platform enables organizations to:
◦Build a modern scalable data lake in the cloud. Consolidate data into one centralized place with the scalability, security, and power of the cloud to enable real-time analytics on all data. Customers can rely on this centralized data repository to address a variety of use cases.
◦Enact better governance and security to enable broader data access. Simplify data governance and provide rich security and controls to ensure data is managed and accessed according to regulatory and corporate requirements.
•Collaboration. Our platform enables organizations to securely share, monetize, and acquire live data sets and data products. For Collaboration, our platform enables organizations to:
◦Securely share live data. Build a private data exchange for employees across all parts of the organization to access, share, and analyze live data.
◦Acquire data sets to enrich analytics. Leverage public data sets on our Marketplace to enrich insights, augment analysis, and inform machine learning algorithms.
◦Monetize new data sets and data products. List data sets or data products to our Marketplace and tap into new monetization streams.
◦Invite external parties to access governed data. Invite customers, suppliers, and partners to securely access their data, streamline operations, and increase transparency.
◦Enable data clean rooms. Our platform enables data clean rooms, allowing organizations to design their own collaborative data environment in a privacy-compliant manner.
◦Easy data replication. Our platform allows for easy replication of data, accounts, policies, and pipelines for multiple users across multiple public cloud providers and regions without compromising data integrity and governance, enabling our customers and their users to rely on a single source of truth and achieve cross-cloud business continuity.
•Data Engineering. Our platform enables data engineers, IT departments, data science teams, and business analytics teams to efficiently build and manage data pipelines using SQL, Python, or other programming languages to transform raw data into actionable data for business insights. For Data Engineering, our platform enables organizations to:
◦Drive faster decision making. Ingest data and transform it in real time to ensure access to up-to-date information to drive better business outcomes.
◦Dynamically meet peak business demands. Meet fluctuating business demands by instantly scaling resources up and down.

•Cybersecurity. Our platform helps eliminate data silos, which can enable robust analytics and better security outcomes. For Cybersecurity, our platform enables organizations to:
◦Accelerate security analytics. Unify logs, enterprise data, and contextual data sets to achieve better fidelity and automation.

◦Leverage customized resources. Access dynamically updated threat intelligence from our Marketplace and a wide network of connected applications that provide out-of-the-box integrations, content, and visualizations to enable initiatives such as threat detection and response.

•Data Science and Machine Learning. A majority of data science efforts involve transforming massive amounts of raw data at scale to enable advanced analytics, such as advanced statistical analysis and machine learning techniques. For Data Science and Machine Learning, our platform enables organizations to:
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
•Application Development. Our platform can power new applications as well as enable existing applications with capabilities for reporting and analytics. For Application Development, our platform enables organizations to:
◦Develop analytical applications. Build data applications with our platform serving as the analytical engine to provide massive scalability and insights with minimal operational overhead.
◦Embed Snowflake into existing applications. Feed data and analytics directly into business applications in the context of daily workstreams.
Architecture
Our platform was built from the ground up to take advantage of the cloud, and is built on an innovative multi-cluster, shared data architecture. It consists of three independently scalable layers deployed and generally connected globally across public clouds and regions:

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
This architecture is built on three major public clouds across 38 regional deployments around the world. These deployments are generally interconnected through our Snowgrid technology to deliver the Data Cloud, enabling a global and consistent user experience.

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

•Compute Model. Our platform offers a variety of capabilities to operate on data, from ingestion to transformation, as well as rich query and analysis. Our compute services are primarily presented to users in one of two models, either through explicit specification of compute clusters or through a number of serverless features.
◦Compute Clusters. Our platform exposes compute clusters as a core concept. Our customers are able to create as few or as many compute clusters as they want and specify compute capacity at tiered levels. These clusters can be configured to run only when needed, with cluster instantiation operations typically completed in seconds. Compute clusters can also be configured as a multi-cluster warehouse in which our platform can automatically add and remove additional instances of a given cluster to address variations in query demands. This gives us the ability to offer extremely high levels of concurrency with a simple configuration specification. We also offer warehouse recommendations for workloads that have large memory requirements, such as machine learning use cases.
◦Serverless features. We offer a number of additional services that automatically provide the capacity our customers require. For example, our data ingestion service automatically ingests data from cloud storage and allocates compute capacity based on the amount of data ingested; our clustering service continuously rearranges the physical layout of data to ensure conformity with clustering key specifications, improving performance; our materialized views service propagates changes from underlying tables to views that have materialized subsets or summaries; our replication service moves data between regions or clouds; our search optimization service analyzes changes in data, maintains information that speeds up lookup queries, and accelerates queries performing lookups of specific values; and our query acceleration service automatically offloads parts of eligible queries to shared, flexible compute clusters to handle high-burst workloads.
•Data Sharing. In our platform, data sharing is defined through access control and not through data movement. As such, the data consumer sees no latency relative to updates from the data provider, and incurs no cost to move or transform data to make it usable. Based on the same technology principles, our platform enables data clean rooms.
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

Partnerships

Our partnership strategy is focused on delivering complete end-to-end solutions for our customers, driving general awareness of our platform, and broadening our distribution and reach to new customers. Our Snowflake Partner Network is a global program that manages our business relationships with a broad-based network of companies. Our partnerships consist of channel partners, system integrators, data providers, and other technology partners. Collectively, these partners help us source leads, execute transactions, and provide training and implementation of our platform. Our system integrator partners help make the adoption of and migration to our platform easier by providing implementations, value-added professional services, managed services, and resale services. Our technology partners provide strategic value to our customers by providing software tools, such as data loading, business intelligence, machine learning, data governance, and security, as well as data sets on our Marketplace, to augment the capabilities of our platform. We continue to invest in formal alliances with the leading consulting, data management, and implementation service providers to help our customers migrate their legacy database solutions to the cloud. Over time, we expect our partner network to drive more customers and consumption to our platform.

Research and Development

Our research and development organization is responsible for the design, development, testing, and delivery of new technologies, features, integrations, and improvements of our platform. It is also responsible for operating and scaling our platform, including the underlying public cloud infrastructure. Our research and development employees are located primarily in or around Bellevue, Washington and San Mateo, California in the United States, and internationally in Berlin, Germany; Toronto, Canada; and Warsaw, Poland.

Our research and development organization consists of teams specializing in software engineering, user experience, product management, data science, technical program management, and technical writing. As of January 31, 2023, we had 1,378 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to expand our platform.

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
•choice of programming language;
•performance, scalability, and reliability;
•security and governance; and
•quality of service and customer satisfaction.
See the section titled “Risk Factors” for a more comprehensive description of risks related to competition.

Seasonality

Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. As a result, we have historically seen higher non-GAAP free cash flow in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year. For more information, including a definition of non-GAAP free cash flow and a reconciliation of free cash flow to the most directly comparable financial measure calculated in accordance with U.S. generally accepted accounting principles (GAAP), see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Human Capital Resources
General
As of January 31, 2023, we had 5,884 employees operating across 33 countries. None of our employees are represented by a labor union with respect to his or her employment. In certain countries in which we operate, such as France, we are subject to, and comply with, local labor law requirements, which include works councils and industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Location
We are a Delaware corporation with a globally distributed workforce. We recruit and hire employees in jurisdictions around the world based on a range of factors, including the available talent pool, the type of work being performed, the relative cost of labor, regulatory requirements and costs, and other considerations. Some of our employees continue to work remotely following the COVID-19 pandemic, but the majority of our workforce has returned to physical offices.
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
Total Rewards
We have invested substantial time and resources in building our team, and we measure employee performance against our company values. We are dependent on our management, highly-skilled software engineers, and sales personnel, and it is crucial that we continue to attract and retain valuable employees. To facilitate attraction and retention, we strive to provide opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs.

We use a combination of fixed and variable cash compensation for all employees, and we award equity compensation to certain employees that is designed to align our employees’ interests with those of our stockholders. Eligible employees are also able to participate in our Employee Stock Purchase Plan, which allows employees to purchase our stock at a 15 percent discount up to U.S. Internal Revenue Code limits. We offer employees benefits that vary by country and are designed to meet or exceed local legal requirements and to be competitive in the marketplace.

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

As of January 31, 2023, we held 486 issued U.S. patents and had 311 U.S. patent applications pending. We also held 117 issued patents in foreign jurisdictions. Our issued patents are scheduled to expire between January 2024 and July 2042. As of January 31, 2023, we held 27 registered trademarks in the United States, and also held 363 registered or protected trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.

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

Government Regulation

Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those related to global trade, business acquisitions, consumer and data protection, environmental or related requirements or disclosures, and taxes, could have a material impact on our business in future periods. For more information on the potential impacts of government regulations affecting our business, see the section titled “Risk Factors.”

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
Our revenue was $2.1 billion, $1.2 billion, and $592.0 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively. As a result of our historical rapid growth, limited operating history, and unstable macroeconomic conditions, our ability to accurately forecast our future results of operations, including revenue, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including increased competition, changes to technology (including changes in software or underlying cloud infrastructure), and reduced demand for our platform as customers seek to optimize consumption, rationalize budgets, and prioritize cash flow management (including through shortened contract duration) in response to adverse economic conditions. In addition, we have recently seen, and may continue to see, our newer customers increase their consumption of our platform at a slower pace than our more tenured customers. As a result of the foregoing and our rapid revenue growth in prior periods, we expect our revenue growth rate to decline in future periods, and a decline in our revenue growth rate could adversely affect investors’ perceptions of our business, and negatively impact the trading price of our common stock. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described below. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
We may not have visibility into our future financial position and results of operations.
Customers generally consume our platform by using compute, storage, and data transfer resources. Unlike a subscription-based business model, in which revenue is recognized ratably over the term of the subscription, we generally recognize revenue on consumption. Because our customers have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that a typical subscription-based software company has. There is a risk that customers will consume our platform more slowly than we expect, including in response to adverse macroeconomic conditions, and we have recently seen, and may continue to see, our newer customers increase their consumption of our platform at a slower pace than our more tenured customers. As a result, actual results may differ from our forecasts, and our results of operations in a given period should not be relied upon as indicative of future performance.

We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $797.5 million, $679.9 million, and $539.1 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively. As of January 31, 2023 and 2022, we had an accumulated deficit of $2.7 billion and $1.9 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our sales, marketing, and professional services teams, and retain our employees. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under these third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems and operating as a public company. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
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
We compete based on various factors, including price, performance, breadth of use cases, multi-cloud availability, brand recognition and reputation, customer support, and differentiated capabilities, including ease of implementation and data migration, ease of administration and use, scalability and reliability, data governance, security and compatibility with existing standards, programming languages, and third-party products. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical, and other resources than we do, and may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements, and buying practices.

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
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, markets addressed, types of data processed, ease of data ingestion, user experience and programming languages, use of artificial intelligence, and data governance and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case, and our customers subsequently began using our platform for additional workloads, including data lake, data engineering, data science and machine learning, application development, cybersecurity, Unistore, and collaboration. Our future success depends on our ability to continue to innovate and increase customer adoption of our platform and the Data Cloud, including Snowflake Marketplace. Further, the value of our platform to customers is increased to the extent they are able to use it to process and access all types of data. We need to continue to invest in technologies, services, and partnerships that increase the types of data available and processed on our platform and the ease with which customers can ingest data into our platform. We must also continue to enhance our data sharing and marketplace capabilities so customers can share their data with internal business units, customers, and other third parties, acquire additional third-party data to combine with their own data in order to gain additional business insights, and develop and monetize applications on our platform. As we develop, acquire, and introduce new services and technologies, including those that may incorporate artificial intelligence and machine learning, we may be subject to new or heightened legal, ethical, and other challenges. In addition, our platform requires third-party public cloud infrastructure to operate. Currently, we use public cloud offerings provided by AWS, Azure, and GCP. We will need to continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers and partners. To the extent we expand further into the public sector and highly regulated countries and industries, our platform and operations may need to address additional requirements specific to those markets, including data sovereignty requirements.

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
Our platform processes, stores, and transmits our own sensitive data as well as customers’ and partners’ proprietary, confidential, and sensitive data, such as personal information, protected health information, and financial data. Our platform is built on the infrastructure of third-party public cloud providers, such as AWS, Azure, and GCP. We also use third-party service providers and sub-processors to help us deliver services to our customers and their end-users, as well as for our internal business operations. These vendors may process, store, or transmit data of our employees, partners, customers, and customers’ end-users. Even though we may not control the security measures of these vendors, we may be responsible for any breach of such measures.

Threats to information systems and data come from a variety of sources, including traditional computer “hackers,” internal and external personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties on which we rely are subject to a variety of evolving cyber threats, including unauthorized intrusions, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, social engineering attacks (including phishing), internal and external personnel misconduct or error, supply-chain attacks, software vulnerabilities, and software or hardware disruptions or failures, all of which are prevalent in our industry and our customers’ and partners’ industries. Furthermore, future business expansions or acquisitions could expose us to additional cybersecurity risks and vulnerabilities. The techniques used to sabotage or to obtain unauthorized access to our and our third-party providers’ platforms, systems, networks, or physical facilities in which data is stored or processed, or through which data is transmitted change frequently, and are becoming increasingly difficult to detect. In addition, ransomware attacks are becoming increasingly frequent and severe, and we may be unwilling or unable to make ransom payments due to, for example, applicable laws or regulations prohibiting such payments. In general, cybersecurity breaches or efforts to mitigate security vulnerabilities could lead to significant interruptions in our operations, loss of data and income, reputational harm, diversion of funds, unexpected service interruptions, increased insurance costs, and other harm to our business, reputation, and competitive position.

We are a target of threat actors seeking unauthorized access to our or our customers’ or partners’ systems or data or to disrupt our operations or ability to provide our services. Threat actors may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks, or physical facilities utilized by our third-party service providers. Any security breach of our platform, our operational systems, our software (including open source software), our physical facilities, or the systems of our third-party service providers or sub-processors, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business.

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

A security incident may also cause us to breach, or lead to claims that we have breached, customer contracts or legal obligations. As a result, we could be subject to legal action (including the imposition of fines or penalties) and our customers could end their relationships with us. Furthermore, there can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities, damages, or claims related to our data privacy and security obligations.

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

In addition, some of our employees work remotely, including while traveling for business, which increases our cyber security risk, creates data accessibility concerns, and makes us more susceptible to security breaches or business disruptions. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, or prospects.

We could suffer disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies.
Our business depends on our platform to be available without disruption. We have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with our platform and with the public cloud and internet infrastructure on which our platform relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities, and defects in proprietary and open source software, human error or misconduct, natural disasters (such as tornadoes, earthquakes, or fires), capacity constraints, design limitations, denial of service attacks, or other security-related incidents.

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
•our ability to attract new customers;
•our ability to retain existing customers and drive their increased consumption of our platform;
•customer expansion rates, particularly for newer customers who we have recently seen, and may continue to see, increase their consumption of our platform at a slower pace than our more tenured customers;
•timing, amount, and cost of our investments to expand the capacity of our public cloud providers;
•seasonality;
•investments in new features, functionality, and programming languages, including investments in making our platform available to store and process highly regulated data or comply with new or existing data sovereignty requirements;
•fluctuations in consumption resulting from the introduction of new features, technologies, or capabilities to our software, systems, or to underlying cloud infrastructure, including features or capabilities that may increase or decrease the consumption required to execute existing or future workloads, like better storage compression and cloud infrastructure processor improvements;
•the timing and frequency of purchases;
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
•general political, social, market, and economic conditions, uncertainty, or volatility, both domestically and internationally, as well as political, social, and economic conditions specifically affecting industries in which our customers and partners participate or on which they rely;
•health epidemics or pandemics, such as the COVID-19 pandemic;
•the impact, or timing of our adoption, of new accounting pronouncements;
•changes in regulatory or legal environments, including the interpretation or enforcement of regulatory or legal requirements, that may cause us to incur, among other things, expenses associated with compliance;
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
•fluctuations or impairments in, or the full loss of, the market values of our strategic investments or of our portfolio, including changes to the value or accessibility of our cash and cash equivalents as a result of economic conditions or bank failures;
•fluctuations in interest rates;
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
We must expand our sales and marketing organization to increase our sales to new and existing customers. We plan to continue expanding our direct sales force, both domestically and internationally, particularly our direct enterprise sales organization focused on sales to the world’s largest organizations. We believe there is significant competition for experienced sales professionals with the necessary skills and technical knowledge, particularly as we target larger enterprise customers. It requires significant time and resources to effectively onboard new sales and marketing personnel. We also plan to continue to dedicate significant resources to sales and marketing programs that are industry-specific and focused on large organizations. Once a new customer begins using our platform, our sales team will need to continue to focus on expanding consumption with that customer. All of these efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
Sales efforts to large customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.
Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, including our ability to partner with third parties that advise such customers or help them integrate their IT solutions, substantial upfront sales costs, and less predictability in completing some of our sales. For example, large customers may require considerable time to evaluate and test our platform or new features prior to making a purchase decision. In addition, large customers may be switching from legacy on-premises solutions when purchasing our products, and may rely on third parties with whom we do not have relationships when making purchasing decisions. A number of factors also influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the renegotiation of existing agreements to cover additional workloads, changing laws, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. We have also historically seen consumption growth from large enterprises take longer than when compared to smaller enterprises. Moreover, large customers often begin to deploy our products on a limited basis but nevertheless demand implementation services and negotiate pricing discounts, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations may be affected.
Unfavorable conditions in our industry or the global economy, or reductions in cloud spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions or volatility in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, bank failures, international trade relations, inflation, and interest rate fluctuations, or the existence of pandemics (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare, or terrorist attacks on the United States, Europe, the Asia-Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. For example, the ongoing military conflict between Russia and Ukraine has created volatility in the global capital markets and could have further global economic consequences, including disruptions of the global supply chain. In addition, unfavorable conditions in the general economy may negatively impact our customers’ budgets or cash flow, which could impact the contract terms, including payment terms, our customers demand from us. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Our growth depends on the development, expansion, and success of our partner relationships.
As part of our vision for the Data Cloud, we will need to grow and maintain a network of data providers, data consumers, and data application developers. The relationships we have with these partners, and that our partners have with our customers, provide our customers with enhanced value from our platform and the Data Cloud, including the Snowflake Marketplace. Our future growth will be increasingly dependent on the success of these relationships, and if we are unsuccessful in growing and maintaining these relationships or the types and quality of data supported by or available for consumption on our platform, our business, financial condition, and results of operations could be adversely affected.

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
Our professional services business, which performs implementation services for our customers, has grown larger and more complex as our product revenue has increased. We believe our future success depends in part on investment in professional services to facilitate customer code conversion and migration from legacy solutions and adoption of our platform, especially with large enterprises. As a result, our sales efforts have and will continue to be focused on helping our customers more quickly realize the value of our platform and the Data Cloud rather than on the profitability of our professional services business. We price our professional services based on the anticipated cost of those services and, as a result, we expect to improve the gross profit percentage of our professional services business over time. If we are unable to manage the growth of our professional services business and improve our profit margin from these services, our operating results, including our profit margins, will be harmed.
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
We assume liability for data breaches, intellectual property infringement, and other claims, which exposes us to substantial potential liability.
In our customer contracts, we assume liability for security breaches and data protection claims caused by us and by certain third parties on which we rely. Our contracts with customers, investors, and other third parties may also include indemnification provisions under which we agree to defend and indemnify them against claims and losses arising from alleged infringement, misappropriation, or other violation of intellectual property rights and for other matters. Although we attempt to limit our liability and indemnity obligations and negotiate corresponding liability and indemnification rights with vendors that would require them to contribute to our indemnity obligations, we may not be successful in doing so, and an event triggering our liability or indemnity obligations could give rise to multiple claims involving multiple customers or other third parties. There is no assurance that our applicable insurance coverage, if any, would cover, in whole or in part, any such liability or indemnity obligations. We may be liable for up to the full amount of the contractual claims, which could result in substantial liability or material disruption to our business or could negatively impact our relationships with customers or other third parties, reduce demand for our platform, and adversely affect our business, financial condition, and results of operations.

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

As part of our corporate development program, we invest in companies to support our key business initiatives. These companies range from early, growth stage companies still defining their strategic direction to mature companies with established revenue streams. Our strategic investments are subject to risk of inability to achieve the desired strategic synergies and partial or total loss of investment capital. Furthermore, our competitors may invest in these companies alongside us, and may obtain information about our corporate development program or other business plans. The financial success of our investment is typically dependent on an exit in favorable market conditions. To the extent any of the companies in which we invest are not successful, which can include failure to achieve strategic business objectives as well as failure to achieve a favorable exit, we could recognize an impairment or loss on all or part of our investment. In addition, in certain cases we may be required to consolidate one or more of our strategic investee’s financial results into ours. Fluctuations in any such investee’s financial results, due to general market conditions, bank failures, or otherwise, could negatively affect our consolidated financial condition, results of operations, cash flows, or the price of our common stock. If one or more of such investees fails to timely provide us with information necessary for the preparation of our consolidated financial statements and disclosures, we may be unable to report our financial results in a timely manner, which would negatively affect our business and the price of our common stock.
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
We do business with federal, state, local, and foreign governments and agencies, and heavily regulated organizations; as a result, we face risks related to the procurement process, budget, delays, and product decisions driven by statutory and regulatory determinations, termination of contracts, and compliance with government contracting requirements.
We provide our platform to the U.S. government, state and local governments, foreign governments, and heavily regulated organizations directly and through our partners. We have made, and may continue to make, significant investments to support future sales opportunities in the government sector, including obtaining government certifications. However, government certification requirements may change, we may be unable to achieve or sustain one or more required government certifications, or we may be required to make unexpected changes to our business or products in order to obtain or sustain such certifications. As a result, our ability to sell into the government sector could be restricted until we satisfy the requirements of such certifications.

A substantial majority of our sales to date to government entities have been made indirectly through our distribution and reseller partners. Doing business with government entities, whether directly or indirectly, presents a variety of risks. Many government entities need significant education regarding our business model, as well as the uses and benefits of our platform. The procurement process for governments and their agencies is highly competitive and time-consuming, and government decisions about their procurement needs may, in certain circumstances, be subject to political influence. To pursue these opportunities, we incur significant up-front time and expense, which subjects us to additional compliance risks and costs, without any assurance that we (or a third-party distributor or reseller) will win a contract. Beyond this, demand for our platform may be adversely impacted by public sector budgetary cycles, and funding availability that in any given fiscal cycle may be reduced or delayed, including in connection with an extended federal government shutdown. Further, if we or our partners are successful in receiving a competitive contract award, that award could be challenged by one or more competitive bidders in a legal action known as a “bid protest.” Bid protests may result in an increase in expenses related to obtaining or preserving contract awards or an unfavorable modification or loss of an award. In the event a bid protest is unsuccessful, the resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated. As a result of these lengthy and uncertain sales cycles, it is difficult for us to predict the timing of entering into customer agreements with government entities or with our distribution and reseller partners in the government market.

In addition, public sector customers may have contractual, statutory, or regulatory rights to terminate current contracts with us or our third-party distributors or resellers for convenience or default. If a contract is terminated for convenience, we may only be able to collect fees for platform consumption prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative products or services or be precluded from doing further business with government entities. Further, entities providing products or services to governments, whether directly or indirectly, are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts. Such laws, regulations, and contractual provisions impose compliance obligations that are more burdensome than those typically encountered in commercial contracts, and they often give customers in the government market substantial rights and remedies, many of which are not typically found in commercial contracts. These rights and remedies may relate to intellectual property, price protection, the accuracy of information provided to the government, and termination rights. In addition, governments may use procurement requirements as an alternative to lawmaking, and impose stricter requirements than would apply to the commercial sector in areas that are not directly related to the purchase. These rules and requirements may apply to us or third-party resellers or distributors whose practices we may not control. Such parties’ non-compliance could result in repercussions for us with respect to contractual and customer satisfaction issues.

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

Further, we are increasingly investing in doing business with customers and partners in heavily regulated industries, such as the financial services and health care industries. Existing and prospective customers, such as those in these industries, may be required to comply with more stringent regulations in connection with using and implementing our services or particular regulations regarding third-party vendors that may be interpreted differently by different customers. In addition, regulatory agencies may impose requirements toward third-party vendors generally, or our company in particular, that we may not be able to, or may not choose to, meet. In addition, customers in these heavily regulated areas and their regulators often have a right to conduct audits of our systems, products, and practices. In the event that one or more customers or their regulators determine that some aspect of our business does not meet regulatory requirements, we may be limited in our ability to continue or expand our business.

Our customers also include a number of non-U.S. governments, to which similar procurement, budgetary, contract, and audit risks of U.S. government contracting also apply, particularly in certain emerging markets where our customer base is less established. Such sales may also heighten our exposure to liabilities under anti-corruption laws. In addition, compliance with complex regulations, security certifications, and contracting provisions in a variety of jurisdictions can be expensive and consume significant financial and management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Further, our business and results of operations will be harmed if our efforts to do business with governments and heavily regulated organizations do not generate the anticipated increases in revenue. Each of these difficulties could materially adversely affect our business and results of operations.
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
Natural disasters, pandemics, and other catastrophic events could have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and our customers operate.
Our platform and the public cloud infrastructure on which our platform relies are vulnerable to damage or interruption from catastrophic events, such as earthquakes, floods, fires, power loss, telecommunication failures, military conflict or war, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, and disease. Some of our United States corporate offices in which we operate and certain of the public cloud data centers on which our platform runs are located in the San Francisco Bay Area and Pacific Northwest, regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our public cloud providers could result in disruptions, outages, and other performance and quality problems.

Similarly, the potential long-term impact of the COVID-19 pandemic, its resurgence, or a new pandemic on the global economy and our business continue to be difficult to assess or predict. While many states and countries have reopened, the status of the global recovery remains uncertain and unpredictable.

If we are unable to develop and maintain adequate plans to ensure that our business functions continue to operate during and after a catastrophic event and to execute successfully on those plans if such an event occurs, our business could be seriously harmed.
Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 21% of our revenue for the fiscal year ended January 31, 2023. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, including China, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

•slower than anticipated public cloud adoption by international businesses;

•changes in a specific country’s or region’s political, economic, or legal and regulatory environment, including the effects of Brexit, pandemics, tariffs, trade wars, sanctions, or long-term environmental risks;
•the need to adapt and localize our platform for China and other countries, including as a result of data sovereignty requirements, and the engineering and related costs that we may incur when making those changes;
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
We have funded our operations since inception primarily through equity financings, including our IPO, and payments received from our customers. We cannot be certain if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, particularly during times of market volatility and general economic instability. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to repurchase stock and pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations and our ability to invest and hold our cash.
Our sales are currently denominated in U.S. dollars, Euros, British pounds, Australian dollars, and Brazilian reals, and will likely be denominated in other currencies in the future. Because we report our results of operations and revenue in U.S. dollars, we currently face exposure to foreign currency translation risk and may in the future face other foreign currency risks. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected. For example, a strengthening of the U.S. dollar could increase the real cost of our platform to international customers, which could adversely affect our results of operations. In addition, as our international operations expand, an increasing portion of our operating expenses is incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. Exposure to these risks and fluctuations could adversely affect our financial position, results of operations, and cash flows.
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
We use open source software in our platform and in our professional service engagements. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Additionally, while we have policies and procedures in place designed to govern our use of open source software, there is a risk that we may incorporate open source software with onerous licensing terms, including the obligation to make our source code available for others to use or modify without compensation to us, or inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. If we receive an allegation that we have violated an open source license, we may incur significant legal expenses, be subject to damages, be required to redesign our product to remove the open source software or publicly release certain portions of our proprietary source code, or be required to comply with onerous license restrictions, all of which could have a material impact on our business. Even in the absence of a claim, if we discover the use of open source software inconsistent with our policies, we could expend significant time and resources to replace the open source software or obtain a commercial license, if available. All of these risks are heightened by the fact that the ownership of open source software can be uncertain, leading to litigation, and many of the licenses applicable to open source software have not been interpreted by courts, and these licenses could be construed to impose unanticipated conditions or restrictions on our ability to commercialize our products. Any use of open source software inconsistent with our policies or licensing terms could harm our business and financial position.
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
•Certain other jurisdictions have enacted data localization laws and cross-border personal information transfer laws, such as Brazil and China, which could make it more difficult for us to transfer personal information across jurisdictions (such as transferring or receiving personal or other sensitive information that originates in the EU or China), or to enable our customers to transfer or replicate their data across jurisdictions using our platform. Existing mechanisms that may facilitate cross-border personal information transfers may change or be invalidated. An inability or material limitation on our ability to transfer personal data to the United States or other countries could materially impact our business operations and revenue.

•In the United States, federal, state, and local governments have enacted or proposed data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act (CCPA) provides increased privacy rights and protections, including the ability of individuals to opt out of specific disclosures of their personal information. Further, as of January 1, 2023, the California Privacy Rights Act of 2020 (CPRA) has expanded the CCPA and established the California Privacy Protection Agency for purposes of implementing and enforcing the CPRA, which could increase the risk of an enforcement action. Other U.S. states have adopted, or are considering adopting, similar laws.
•Other government bodies have implemented laws and are considering further regulating artificial intelligence and machine learning, which could negatively impact our ability to use these technologies. Further, there is a proposed regulation in Europe related to artificial intelligence that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations, which may be difficult, onerous, and costly.
•The certifications we may maintain and the standards that may apply to our business, such as the U.S. Federal Risk and Authorization Management Program, PCI-DSS, ISO/IEC 27001, HI-TRUST CSF, StateRAMP, among others, are becoming more stringent.
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

Although we endeavor to comply with applicable data privacy and security obligations, any actual or perceived non-compliance with such obligations by us or our third-party service providers and sub-processors could result in proceedings, investigations, or claims against us by regulatory authorities, customers, or others, leading to reputational harm, higher liability and indemnity obligations, significant fines, litigation costs, additional reporting requirements or oversight, bans on processing personal information, orders to destroy or not use personal information, limitations in our ability to develop or commercialize our platform, inability to process personal information or operate in certain jurisdictions, and other damages. For example, if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to EUR 20.0 million or 4% of our worldwide annual revenue, whichever is greater, as well as potential data processing restrictions and penalties. Even if we are not determined to have violated these laws and other obligations, investigations into these issues typically require the expenditure of significant resources and generate negative publicity. In addition, any failure by us or our third-party service providers to comply with applicable obligations could result in proceedings against us. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

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
We are subject to the FCPA, U.S. domestic bribery laws, the U.K. Bribery Act 2010, and other anti-corruption and anti-money laundering laws in the countries in which we conduct business. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales, including in China, and sales to the public sector, we may engage with business partners and third-party intermediaries to market or resell our products and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, 2017 legislation informally titled the Tax Act significantly reformed the Internal Revenue Code of 1986, as amended (the Code). Recently, the United States passed the Inflation Reduction Act, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on share repurchases. In February 2023, our board of directors authorized the repurchase of up to $2.0 billion of our common stock through a stock repurchase program. We do not expect the excise tax on share repurchase programs to have a material impact on our aggregate tax liability. Many countries in Europe, as well as a number of other countries and organizations, including the Organization for Economic Cooperation and Development and the European Commission, have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services), which could apply to our business.

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
We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. Unused U.S. federal net operating losses (NOLs) for taxable years beginning before January 1, 2018 may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under the Tax Act, as modified by 2020 legislation referred to as the CARES Act, U.S. federal NOLs arising in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of such year’s taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

As of January 31, 2023, we had U.S. federal, state, and foreign NOL carryforwards of $5.8 billion, $5.1 billion, and $159.0 million, respectively. Of the $5.8 billion U.S. federal NOL carryforwards, $5.7 billion may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remaining $0.1 billion will begin to expire in 2032. The state NOL carryforwards begin to expire in 2023. Of the $159.0 million foreign NOL carryforwards, $150.2 million may be carried forward indefinitely, and the remaining $8.8 million will begin to expire in 2027.

In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as one or more stockholders or groups of stockholders who own at least 5% of our stock increasing their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards to offset its post-change income or taxes may be limited. It is possible that we have experienced or may experience ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years.
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
•fluctuations in company valuations, particularly valuations of high-growth or cloud companies, perceived to be comparable to us
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market;
•our issuance or repurchase of shares of our common stock; and
•general political, social, economic, and market conditions.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, non-employee directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we have and may continue to acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
We may not realize the anticipated long-term stockholder value of our stock repurchase program, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.
In February 2023, our board of directors authorized the repurchase of up to $2.0 billion of our common stock through a stock repurchase program. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The program expires in March 2025.

The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and may be suspended or discontinued at any time at our discretion. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation, investor confidence in us, or our stock price.

The existence of our stock repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program. Repurchasing our common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects, and we may fail to realize the anticipated long-term stockholder value of any stock repurchase program.
If securities or industry analysts publish unfavorable or inaccurate research about our business, the market price or trading volume of our common stock could decline.
The market price and trading volume of our common stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If securities analysts or industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts downgrade our common stock or publish negative reports about our business, our stock price would likely decline. Further, investors and analysts may not understand how our consumption-based business model differs from a subscription-based business model. If one or more of these analysts cease coverage of us, publish inaccurate research about our business, or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including those related to climate change and other environmental, social, and governance focused disclosures, are creating uncertainty for public companies. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with evolving laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have established an internal audit group, and as we continue to grow, we will hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and update the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We are a Delaware corporation with a globally distributed workforce. We recruit and hire employees in jurisdictions around the world based on a range of factors, including the available talent pool, the type of work being performed, the relative cost of labor, regulatory requirements and costs, and other considerations. The majority of our workforce began working remotely in April 2020 and although some of our employees continue to work remotely following the COVID-19 pandemic, the majority of our workforce has returned to physical offices. We currently lease offices in the United States, including in Atlanta, Georgia; Bellevue, Washington; Boston, Massachusetts; Bozeman, Montana; Denver, Colorado; Dublin, California; San Mateo, California; and Washington, D.C. We also have offices in multiple locations in Canada, Europe, and the APJ and EMEA regions. All of our offices are leased, and we do not own any real property. While we believe that our current facilities are adequate to meet our foreseeable needs, we intend to expand our facilities in the future as we continue to add employees around the world. We believe that suitable additional or alternative space will be available to accommodate our future growth.

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

Holders of Record

As of March 1, 2023, there were 157 stockholders of record of our Class A common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

On March 1, 2021, all shares of our then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock pursuant to the terms of our amended and restated certificate of incorporation. See Note 12, “Equity,” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

Recent Sales of Unregistered Equity Securities

In connection with our acquisition of the outstanding capital stock of Streamlit, Inc. in March 2022, we agreed to issue 2.3 million shares of our common stock as consideration (Equity Consideration), all of which have been issued. A portion of the Equity Consideration that was issued to Streamlit’s founders (Founder Shares) are subject to vesting agreements pursuant to which the Founder Shares vest over three years, subject to each founder’s continued employment with Snowflake or its affiliates. See Note 12, “Equity,” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

Immediately subsequent to the closing of our IPO, each of Salesforce Ventures LLC and Berkshire Hathaway Inc. purchased from us approximately 2.1 million shares of our Class A common stock at a price per share equal to the IPO price of $120.00 per share in two concurrent private placements. We received aggregate proceeds of $500.0 million and did not pay underwriting discounts with respect to the shares of Class A common stock that were sold in these private placements.

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

The graph below shows the cumulative total return to our stockholders between September 16, 2020 (the date that our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2023 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on September 16, 2020 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
150.00
140.00
130.00
120.00
110.00
100.00
90.00
80.00
70.00
60.00
50.00
9/16/2020
10/30/2020
1/31/2021
4/30/2021
7/31/2021
10/31/2021
1/31/2022
4/30/2022
7/31/2022
10/31/2022
1/31/2023
Snowflake
S&P 500 Index
S&P 500 Information Technology Index

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

A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on March 30, 2022.

Overview
We believe in a data connected world where organizations have seamless access to explore, share, and unlock the value of data. To realize this vision, we deliver the Data Cloud, a network where Snowflake customers, partners, developers, data providers, and data consumers can break down data silos and derive value from rapidly growing data sets in secure, governed, and compliant ways.

Our platform is the innovative technology that powers the Data Cloud, enabling customers to consolidate data into a single source of truth to drive meaningful business insights, build data applications, and share data and data products. We provide our platform through a customer-centric, consumption-based business model, only charging customers for the resources they use.

Our cloud-native architecture consists of three independently scalable but logically integrated layers across compute, storage, and cloud services. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data to create a unified data record. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 38 regional deployments around the world. These deployments are generally interconnected to deliver the Data Cloud, enabling a consistent, global user experience.

We generate the substantial majority of our revenue from fees charged to our customers based on the compute, storage, and data transfer resources consumed on our platform as a single, integrated offering. For compute resources, consumption fees are based on the type of compute resource used and the duration of use or, for some features, the volume of data processed. For storage resources, consumption fees are based on the average terabytes per month of all of the customer’s data stored in our platform. For data transfer resources, consumption fees are based on terabytes of data transferred, the public cloud provider used, and the region to and from which the transfer is executed.

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

Our go-to-market strategy is focused on acquiring new customers and driving continued use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 158% and 177% as of January 31, 2023 and 2022, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of January 31, 2023, we had 7,828 total customers, increasing from 5,967 customers as of January 31, 2022. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of January 31, 2023, our customers included 573 of the Forbes Global 2000, based on the 2022 Forbes Global 2000 list, and those customers contributed approximately 41% of our revenue for the fiscal year ended January 31, 2023. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

Fiscal Year

Our fiscal year ends on January 31. For example, references to fiscal 2023 refer to the fiscal year ended January 31, 2023.

Impact of Macroeconomic Conditions

Our business and financial condition have been, and may continue to be, impacted by adverse macroeconomic conditions, including higher inflation, higher interest rates, and fluctuations or volatility in capital markets or foreign currency exchange rates, which are causing customers to optimize consumption, rationalize budgets, and prioritize cash flow management (including through shortened contract duration). We are continuing to monitor the actual and potential effects of general macroeconomic conditions across our business. For additional details, see the section titled “Risk Factors.”

Stock Repurchase Program

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The program is funded using our working capital and will expire in March 2025.

The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Business Combinations

On March 31, 2022, we acquired all outstanding stock of Streamlit, Inc. (Streamlit), a privately-held company which provides an open-source framework for creating and deploying data applications. The acquisition date fair value of the purchase consideration was $650.8 million, which was comprised of $211.8 million in cash and 1.9 million shares of our common stock valued at $438.9 million as of the acquisition date. In addition, we issued to Streamlit’s three founders a total of 0.4 million shares of our common stock in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with us. The $93.7 million fair value of these shares are accounted for as post-combination stock-based compensation over the requisite service period of three years.

On September 23, 2022, we acquired all outstanding stock of Applica Sp. z.o.o. (Applica), a privately-held company which provides an artificial intelligence platform for document understanding, for $174.7 million in cash.

The results of operations of these business combinations have been included in our consolidated financial statements from the respective dates of acquisition. See Note 7, “Business Combinations,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding these business combinations.

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

Our platform powers the Data Cloud, a network of data providers, data consumers, and data application developers that enables our customers to securely share, monetize, and acquire live data sets and data products. The Data Cloud includes access to Snowflake Marketplace, through which customers can access or acquire third-party data sets and other data products. Our future growth will be increasingly dependent on our ability to increase consumption of our platform by building and expanding the Data Cloud.

Expanding Within our Existing Customer Base

Our large base of customers represents a significant opportunity for further consumption of our platform. While we have seen an increase in the number of customers that have contributed more than $1 million in product revenue in the trailing 12 months, we believe that there is a substantial opportunity to continue growing these customers further, as well as continuing to expand the usage of our platform within our other existing customers. We plan to continue investing to encourage increased consumption and adoption of new use cases among our existing customers, particularly large enterprises.

Once deployed, our customers often expand their use of our platform more broadly within the enterprise and across their ecosystem of customers and partners as they migrate more data to the public cloud, identify new use cases, and realize the benefits of our platform and the Data Cloud. However, because we generally recognize product revenue on consumption and not ratably over the term of the contract, we do not have visibility into the timing of revenue recognition from any particular customer. In any given period, there is a risk that customer consumption of our platform will be slower than we expect, including in response to adverse macroeconomic conditions, which may cause fluctuations in our revenue and results of operations. New software releases or hardware improvements, like better storage compression and cloud infrastructure processor improvements, may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads. To the extent these improvements do not result in an offsetting increase in new workloads, we may experience lower revenue. In addition, we have recently seen, and may continue to see, our newer customers increase their consumption of our platform at a slower pace than our more tenured customers. Our ability to increase usage of our platform by, and sell additional contracted capacity to, existing customers, and, in particular, large enterprise customers, will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, economic conditions, overall changes in our customers’ spending levels, the effectiveness of our and our partners’ efforts to help our customers realize the benefits of our platform, and the extent to which customers migrate new workloads to our platform over time.

Acquiring New Customers

We believe there is a substantial opportunity to further grow our customer base by continuing to make significant investments in sales and marketing and brand awareness. Our ability to attract new customers will depend on a number of factors, including our success in recruiting and scaling our sales and marketing organization, competitive dynamics in our target markets, changes in our customers’ spending in response to market uncertainty, and our ability to build and maintain partner relationships, including with global system integrators, resellers, and technology partners. We intend to continue expanding our direct sales force, with a focus on specific industries and increasing sales to large organizations. While our platform is built for organizations of all sizes, we focus our selling efforts on large enterprise customers and customers with vast amounts of data, and providing industry-specific solutions. We may not achieve anticipated revenue growth from expanding our sales force to focus on large enterprises and specific industries if we are unable to hire, develop, integrate, and retain talented and effective sales personnel; if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time; or if our sales and marketing programs are not effective.

Investing in Growth and Scaling our Business

We are focused on our long-term revenue potential. We believe that our market opportunity is large, and we will continue to invest significantly in scaling across all organizational functions, with a focus on research and development, and sales and marketing, in order to grow our operations both domestically and internationally. We have a history of introducing successful new features and capabilities on our platform, and we intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity while also focusing on profitability and cash flow.

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

The following tables present a summary of key business metrics for the periods presented:

	Fiscal Year Ended January 31,
	2023	2022	2021

Product revenue (in millions)	$1,938.8	$1,140.5	$553.8
Free cash flow (non-GAAP) (in millions)(1)(2)	$496.5	$81.2	$(85.7)

	January 31, 2023	January 31, 2022	January 31, 2021

Customers with trailing 12-month product revenue greater than $1 million(3)	330	184	79
Net revenue retention rate(3)	158%	177%	168%
Forbes Global 2000 customers(3)	573	492	403
Remaining performance obligations (in millions)(4)	$3,660.5	$2,646.5	$1,332.8
________________
(1)Free cash flow for the fiscal years ended January 31, 2023, 2022, and 2021 included the effect of $23.9 million, $68.6 million, and $14.1 million, respectively, in the net cash paid on payroll tax-related items on employee stock transactions. See the section titled “Free Cash Flow” for a reconciliation of free cash flow to the most directly comparable financial measure calculated in accordance with GAAP.
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $184.6 million for the fiscal year ended January 31, 2023, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow. No equity awards were net settled prior to the fiscal year ended January 31, 2023.
(3)Historical numbers for (i) customers with trailing 12-month product revenue greater than $1 million, (ii) net revenue retention rate, and (iii) Forbes Global 2000 customers reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. In addition, our Forbes Global 2000 customer count reflects adjustments for annual updates to the Forbes Global 2000 list by Forbes.
(4)As of January 31, 2023, our remaining performance obligations were approximately $3.7 billion, of which we expect approximately 55% to be recognized as revenue in the twelve months ending January 31, 2024 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 2.0 years as of January 31, 2023. However, the amount and timing of revenue recognition are generally dependent upon customers' future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.

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

Customers with Trailing 12-Month Product Revenue Greater than $1 Million

Large customer relationships lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us to sell additional capacity because they have larger budgets, a wider range of potential use cases, and greater potential for migrating new workloads to our platform over time. As a measure of our ability to scale with our customers and attract large enterprises to our platform, we count the number of customers under capacity arrangements that contributed more than $1 million in product revenue in the trailing 12 months. For purposes of determining our customer count, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We do not include customers that consume our platform only under on-demand arrangements for purposes of determining our customer count. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our customer count for historical periods reflecting these adjustments.

Net Revenue Retention Rate

We believe the growth in use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We monitor our dollar-based net revenue retention rate to measure this growth. To calculate this metric, we first specify a measurement period consisting of the trailing two years from our current period end. Next, we define as our measurement cohort the population of customers under capacity contracts that used our platform at any point in the first month of the first year of the measurement period. Starting with the fiscal quarter ended October 31, 2021, the cohorts used to calculate net revenue retention rate include end-customers under a reseller arrangement. Although the impact is not material, we have adjusted all prior periods presented to reflect this inclusion. We then calculate our net revenue retention rate as the quotient obtained by dividing our product revenue from this cohort in the second year of the measurement period by our product revenue from this cohort in the first year of the measurement period. Any customer in the cohort that did not use our platform in the second year remains in the calculation and contributes zero product revenue in the second year. Our net revenue retention rate is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our net revenue retention rate for historical periods reflecting these adjustments. Since we will continue to attribute the historical product revenue to the consolidated contract, consolidation of capacity contracts within a customer’s organization typically will not impact our net revenue retention rate unless one of those customers was not a customer at any point in the first month of the first year of the measurement period. We expect our net revenue retention rate to decrease over the long-term as customers that have consumed our platform for an extended period of time become a larger portion of both our overall customer base and our product revenue that we use to calculate net revenue retention rate, and as their consumption growth primarily relates to existing use cases rather than new use cases. In addition, we have recently seen, and may continue to see, our newer customers increase their consumption of our platform at a slower pace than our more tenured customers, which may negatively impact our net revenue retention rate in future periods.

Forbes Global 2000 Customers

We believe that the number of Forbes Global 2000 customers is an important indicator of the growth of our business and future revenue trends as we focus our selling efforts on large enterprise customers and customers with vast amounts of data. Our Forbes Global 2000 customer count is a subset of our customer count based on the 2022 Forbes Global 2000 list. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

Remaining Performance Obligations

Remaining performance obligations (RPO) represent the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPO excludes performance obligations from on-demand arrangements and certain time and materials contracts that are billed in arrears. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates. RPO is not necessarily indicative of future product revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by a number of factors, including the timing and size of renewals, the timing and size of purchases of additional capacity, average contract terms, seasonality, changes in foreign currency exchange rates, and the extent to which customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. Due to these factors, it is important to review RPO in conjunction with product revenue and other financial metrics disclosed elsewhere herein.

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

The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in millions):

	Fiscal Year Ended January 31,
	2023	2022	2021

Net cash provided by (used in) operating activities	$545.6	$110.2	$(45.4)
Less: purchases of property and equipment	(25.1)	(16.2)	(35.0)
Less: capitalized internal-use software development costs	(24.0)	(12.8)	(5.3)
Free cash flow (non-GAAP)(1)(2)	$496.5	$81.2	$(85.7)
________________
(1)Free cash flow for the fiscal years ended January 31, 2023, 2022, and 2021 included the effect of $23.9 million, $68.6 million, and $14.1 million, respectively, in the net cash paid on payroll tax-related items on employee stock transactions.
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $184.6 million for the fiscal year ended January 31, 2023, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow. No equity awards were net settled prior to the fiscal year ended January 31, 2023.

Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. As a result, we have historically seen higher free cash flow in the first and fourth fiscal quarters of each year.

Components of Results of Operations
Revenue

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to initial consumption as part of customer onboarding and, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented approximately 2%, 3%, and 4% of our revenue for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented less than 1% of our revenue for all periods presented.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the fiscal year ended January 31, 2023 is 2.2 years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

We generate the substantial majority of our revenue from fees charged to our customers based on the compute, storage, and data transfer resources consumed on our platform as a single, integrated offering. We do not make any one of these resources available for consumption without the others. Instead, each of compute, storage, and data transfer work together to drive consumption on our platform. For compute resources, consumption is based on the type of compute resource used and the duration of use or, for some features, the volume of data processed. For storage resources, consumption for a given customer is based on the average terabytes per month of all of such customer’s data stored in our platform. For data transfer resources, consumption is based on terabytes of data transferred, the public cloud provider used, and the region to and from which the transfer is executed.

Because customers have flexibility in their consumption, and we generally recognize revenue on consumption and not ratably over the term of the contract, we do not have the visibility into the timing of revenue recognition from any particular customer contract that typical subscription-based software companies may have. As our customer base grows, we expect our ability to forecast customer consumption in the aggregate to improve. However, in any given period, there is a risk that customers will consume our platform more slowly than we expect, including in response to adverse macroeconomic conditions, which may cause fluctuations in our revenue and results of operations. For example, we have recently seen, and may continue to see, our newer customers increase their consumption of our platform at a slower pace than our more tenured customers. In addition, new software releases or hardware improvements, like better storage compression and cloud infrastructure processor improvements, may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads. To the extent these improvements do not result in an offsetting increase in new workloads, we may experience lower revenue.

Our revenue also includes professional services and other revenue, which consists primarily of consulting, technical solution services, and training related to our platform. Our professional services revenue is recognized over time based on input measures, including time and materials costs incurred relative to total costs, with consideration given to output measures, such as contract deliverables, when applicable. Other revenue consists primarily of fees from customer training delivered on-site or through publicly available classes.

Allocation of Overhead Costs

Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Such costs include costs associated with office facilities, depreciation of property and equipment, information technology (IT) and general recruiting related expenses and other expenses, such as software and subscription services.

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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions. A portion of the sales commissions paid to the sales force is earned based on the rate of the customers’ consumption of our platform, and a portion of the commissions paid to the sales force is earned upon the origination of the customer contracts. Sales commissions tied to customers’ consumption are expensed in the same period as they are earned. Sales commissions and referral fees earned upon the origination of the new customer or customer expansion contracts are deferred and then amortized over a period of benefit that we determined to be five years. Sales and marketing expenses also include advertising costs and other expenses associated with our sales, marketing and business development programs, including Summit, our annual user conference, offset by proceeds from such conferences and programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software and subscription services dedicated for use by our sales and marketing organizations, amortization of an acquired developer community intangible asset, and outside services contracted for sales and marketing purposes. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. However, we expect that our sales and marketing expenses will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses.

Research and Development
Research and development expenses consist primarily of personnel-related expenses associated with our research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred in developing our platform, and expenses associated with computer equipment, software and subscription services dedicated for use by our research and development organization. We expect that our research and development expenses will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in our platform. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses. In addition, research and development expenses that qualify as internal-use software development costs are capitalized, the amount of which may fluctuate significantly from period to period.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources, facilities, and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation. General and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services dedicated for use by our general and administrative functions, insurance, unallocated lease costs associated with unused office facilities to accommodate planned headcount growth, and other corporate expenses. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses.

Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents and short-term and long-term investments, including amortization of premiums and accretion of discounts related to our available-for-sale marketable debt securities, net of associated fees.

Other Income (Expense), Net

Other income (expense), net consists primarily of (i) unrealized gains (losses) on our strategic investments in equity securities, and (ii) the effect of exchange rates on our foreign currency-denominated asset and liability balances.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign and U.S. federal and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. and U.K. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Net Income (Loss) Attributable to Noncontrolling Interest

Our consolidated financial statements include the accounts of Snowflake Inc., our wholly-owned subsidiaries, and a majority-owned subsidiary in which we have a controlling financial interest. Net income (loss) attributable to noncontrolling interest represents the net income (loss) of our majority-owned subsidiary attributed to noncontrolling interest using the hypothetical liquidation at book value method. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021

Revenue	$2,065,659	$1,219,327	$592,049
Cost of revenue(1)	717,540	458,433	242,588
Gross profit	1,348,119	760,894	349,461
Operating expenses(1):
Sales and marketing	1,106,507	743,965	479,317
Research and development	788,058	466,932	237,946
General and administrative	295,821	265,033	176,135
Total operating expenses	2,190,386	1,475,930	893,398
Operating loss	(842,267)	(715,036)	(543,937)
Interest income	73,839	9,129	7,507
Other income (expense), net	(47,565)	28,947	(610)
Loss before income taxes	(815,993)	(676,960)	(537,040)
Provision for (benefit from) income taxes	(18,467)	2,988	2,062
Net loss	(797,526)	(679,948)	(539,102)
Less: net loss attributable to noncontrolling interest	(821)	—	—
Net loss attributable to Snowflake Inc.	$(796,705)	$(679,948)	$(539,102)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021

Cost of revenue	$106,302	$87,336	$33,642
Sales and marketing	246,811	185,970	97,879
Research and development	407,524	232,867	99,223
General and administrative	100,896	98,922	70,697
Total stock-based compensation	$861,533	$605,095	$301,441

The increase in stock-based compensation for the fiscal year ended January 31, 2023, compared to the fiscal year ended January 31, 2022, was primarily attributable to additional equity awards granted to existing and new employees, partially offset by a decrease in stock-based compensation associated with restricted stock unit awards (RSUs) granted prior to our Initial Public Offering (IPO). RSUs granted prior to our IPO have both a service-based and a performance-based vesting condition and, as a result of the performance-based vesting condition being satisfied in connection with our IPO, we recognized stock-based compensation associated with such RSUs using an accelerated attribution method.

As of January 31, 2023, total compensation cost related to unvested equity awards not yet recognized was $2.4 billion, which will be recognized over a weighted-average period of 2.9 years. See Note 12, “Equity,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Fiscal Year Ended January 31,
	2023	2022	2021

Revenue	100%	100%	100%
Cost of revenue(1)	35	38	41
Gross profit	65	62	59
Operating expenses(1):
Sales and marketing	54	61	81
Research and development	38	38	40
General and administrative	14	22	30
Total operating expenses	106	121	151
Operating loss	(41)	(59)	(92)
Interest income	3	1	1
Other income (expense), net	(2)	2	—
Loss before income taxes	(40)	(56)	(91)
Provision for (benefit from) income taxes	(1)	—	—
Net loss	(39%)	(56%)	(91%)
Less: net loss attributable to noncontrolling interest	—	—	—
Net loss attributable to Snowflake Inc.	(39%)	(56%)	(91%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Fiscal Year Ended January 31,
	2023	2022	2021

Cost of revenue	5%	7%	6%
Sales and marketing	12	15	17
Research and development	20	19	17
General and administrative	5	9	11
Total stock-based compensation	42%	50%	51%

Comparison of the Fiscal Years Ended January 31, 2023 and 2022
Revenue

	Fiscal Year Ended January 31,
	2023	2022	% Change

	(dollars in thousands)
Revenue:
Product	$1,938,783	$1,140,469	70%
Professional services and other	126,876	78,858	61%
Total	$2,065,659	$1,219,327	69%
Percentage of revenue:
Product	94%	94%
Professional services and other	6%	6%
Total	100%	100%

Product revenue increased $798.3 million for the fiscal year ended January 31, 2023, compared to the prior fiscal year, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 158% as of January 31, 2023.

We had 330 customers with product revenue of greater than $1 million for the trailing 12 months ended January 31, 2023, an increase from 184 customers as of January 31, 2022. Such customers represented approximately 62% and 56% of our product revenue for the trailing 12 months ended January 31, 2023 and 2022, respectively. Within these customers, we had 59 and 19 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended January 31, 2023. Approximately 96% and 93% of our revenue was derived from existing customers under capacity arrangements for the fiscal years ended January 31, 2023 and 2022, respectively. Revenue derived from new customers under capacity arrangements represented approximately 2% and 4% of our revenue for the fiscal years ended January 31, 2023 and 2022, respectively. The remainder was driven by on-demand arrangements. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $48.0 million for the fiscal year ended January 31, 2023, compared to the prior fiscal year, as we continued to expand our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Fiscal Year Ended January 31,
	2023	2022	% Change

	(dollars in thousands)
Cost of revenue:
Product	$547,547	$347,817	57%
Professional services and other	169,993	110,616	54%
Total cost of revenue	$717,540	$458,433	57%
Gross profit (loss):
Product	$1,391,236	$792,652	76%
Professional services and other	(43,117)	(31,758)	36%
Total gross profit	$1,348,119	$760,894	77%
Gross margin:
Product	72%	70%
Professional services and other	(34%)	(40%)
Total gross margin	65%	62%
Headcount (at period end)
Product	373	243
Professional services and other	488	348
Total headcount	861	591

Cost of product revenue increased $199.7 million for the fiscal year ended January 31, 2023, compared to the prior fiscal year, primarily due to an increase of $156.9 million in third-party cloud infrastructure expenses as a result of increased customer consumption. Personnel-related costs and allocated overhead costs also increased $28.7 million for the fiscal year ended January 31, 2023, compared to the prior fiscal year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to existing and new employees. The remaining increase in cost of product revenue was primarily driven by an increase of $7.6 million in amortization of internal-use software development costs and acquired developed technology intangible assets.

Our product gross margin was 72% for the fiscal year ended January 31, 2023, compared to 70% for the prior fiscal year, primarily due to (i) increased cost efficiency as a result of cloud infrastructure processor improvements, (ii) an increased percentage of revenue from consumption of higher-priced editions of our platform, (iii) increased scale across our cloud infrastructure regions, and (iv) higher volume-based discounts for our purchases of third-party cloud infrastructure. In addition, the year-over-year increase in our product gross margin was driven by a decrease in stock-based compensation as a percentage of product revenue. While we expect our product gross margin to remain relatively flat for the fiscal year ending January 31, 2024, a number of factors could hinder any improvement in our product gross margin, including (i) fluctuations in the mix and timing of customers' consumption, which is inherently variable at our customers' discretion, (ii) whether or not a customer contracts with us through our marketplace listings, (iii) our discounting practices, including as a result of changes to the competitive environment, and (iv) the extent of our investments in our operations, including performance improvements that may make our platform or the underlying cloud infrastructure more efficient.

Cost of professional services and other revenue increased $59.4 million for the fiscal year ended January 31, 2023, compared to the prior fiscal year, primarily due to an increase of $48.3 million in personnel-related costs and allocated overhead costs, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to existing and new employees. Costs associated with contracted third-party partners, primarily related to customer implementations and migrations from legacy solutions, also increased $9.6 million for the fiscal year ended January 31, 2023, compared to the prior fiscal year, as a result of growth in our business.

Professional services and other gross margin improved for the fiscal year ended January 31, 2023, compared to the prior fiscal year, primarily due to decreased stock-based compensation as a percentage of professional services and other revenue. We do not believe the year-over-year changes in professional services and other gross margins are meaningful given that we are continuing to scale our professional services organization and our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Fiscal Year Ended January 31,
	2023	2022	% Change

	(dollars in thousands)
Sales and marketing	$1,106,507	$743,965	49%
Percentage of revenue	54%	61%
Headcount (at period end)	2,738	1,891

Sales and marketing expenses increased $362.5 million for the fiscal year ended January 31, 2023, compared to the prior fiscal year, primarily due to an increase of $232.5 million in personnel-related costs (excluding commission expenses) and allocated overhead costs, as a result of increased headcount, stock-based compensation, and overall costs to support the growth in our business. The increase in personnel-related costs included a $60.8 million increase in stock-based compensation for the fiscal year ended January 31, 2023, compared to the prior fiscal year, primarily related to additional equity awards granted to existing and new employees, partially offset by a decrease in stock-based compensation related to RSUs granted prior to our IPO. See Note 12, “Equity,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. Expenses associated with sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions, increased $33.1 million for the fiscal year ended January 31, 2023, compared to the prior fiscal year, primarily due to increases in customers’ consumption of our platform and in the annualized contract value of our customer contracts.

Advertising costs and other expenses associated with our sales, marketing and business development programs also increased $39.4 million for the fiscal year ended January 31, 2023, compared to the prior fiscal year, primarily driven by increased expenses related to in-person sales and marketing events and user conferences, including Summit, our annual user conference which was held virtually in the prior year due to the COVID-19 pandemic, net of associated proceeds. As a result of our in-person sales and marketing events and user conferences as well as the easing of COVID-19 travel restrictions, travel-related expenses also increased $17.4 million for the fiscal year ended January 31, 2023, compared to the prior fiscal year.

In addition, sales and marketing expenses for the fiscal year ended January 31, 2023 included $25.2 million of amortization of an acquired developer community intangible asset as a result of the Streamlit business combination completed in March 2022.

Research and Development

	Fiscal Year Ended January 31,
	2023	2022	% Change

	(dollars in thousands)
Research and development	$788,058	$466,932	69%
Percentage of revenue	38%	38%
Headcount (at period end)	1,378	788

Research and development expenses increased $321.1 million for the fiscal year ended January 31, 2023, compared to the prior fiscal year, primarily due to an increase of $279.9 million in personnel-related costs and allocated overhead costs, as a result of increased stock-based compensation, headcount, and overall costs to support the growth in our business. The increase in personnel-related costs included $174.7 million increase in stock-based compensation, primarily related to additional equity awards granted to existing and new employees and the post-combination stock-based compensation related to the Streamlit business combination, partially offset by a decrease in stock-based compensation related to RSUs granted prior to our IPO. See Note 12, “Equity,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

The remaining increase in research and development expenses was primarily driven by an increase of $22.8 million in third-party cloud infrastructure expenses incurred in developing our platform.

General and Administrative

	Fiscal Year Ended January 31,
	2023	2022	% Change

	(dollars in thousands)
General and administrative	$295,821	$265,033	12%
Percentage of revenue	14%	22%
Headcount (at period end)	907	722

General and administrative expenses increased $30.8 million for the fiscal year ended January 31, 2023, compared to the prior fiscal year, primarily due to an increase of $14.0 million in outside services mainly as a result of increased legal fees related to acquisitions. Unallocated lease costs, which are associated with unused office facilities to accommodate planned headcount growth, also increased $4.9 million for the fiscal year ended January 31, 2023, compared to the prior fiscal year. The remaining increase in general and administrative expenses was primarily attributable to increased insurance expenses and increased other corporate expenses to support the normal course of operations and our continued growth.

Interest Income

	Fiscal Year Ended January 31,
	2023	2022	% Change

	(dollars in thousands)
Interest income	$73,839	$9,129	709%

Interest income increased $64.7 million for the fiscal year ended January 31, 2023, compared to the prior fiscal year, primarily due to higher yields on our investments in available-for-sale marketable debt securities as a result of increased interest rates.

Other Income (Expense), Net

	Fiscal Year Ended January 31,
	2023	2022	% Change

	(dollars in thousands)
Net unrealized gains (losses) on strategic investments in non-marketable equity securities:
Upward adjustments	$4,125	$32,975	(87%)
Impairments	(38,036)	—	NM
Net unrealized losses on strategic investments in marketable equity securities	(12,524)	(5,354)	134%
Other	(1,130)	1,326	(185%)
Other income (expense), net	$(47,565)	$28,947	(264%)
NM - Not meaningful.

Other income (expense), net decreased $76.5 million for the fiscal year ended January 31, 2023, compared to the prior fiscal year, primarily due to (i) impairments recorded on our strategic investments in non-marketable equity securities, (ii) a decrease in upward adjustments recorded on our strategic investments in non-marketable equity securities, and (iii) increased net unrealized losses recorded on our strategic investments in marketable equity securities. See Note 5, “Fair Value Measurements,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Provision for (Benefit from) Income Taxes

	Fiscal Year Ended January 31,
	2023	2022	% Change

	(dollars in thousands)
Loss before income taxes	$(815,993)	$(676,960)	21%
Provision for (benefit from) income taxes	(18,467)	2,988	(718%)
Effective tax rate	2.3%	(0.4%)

Our benefit from income taxes was $18.5 million for the fiscal year ended January 31, 2023, compared to our provision for income taxes of $3.0 million for the fiscal year ended January 31, 2022, primarily due to the partial release of a valuation allowance of $26.9 million as a result of the Streamlit business combination.

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

Liquidity and Capital Resources
As of January 31, 2023, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $5.1 billion. Our investments primarily consist of corporate notes and bonds, commercial paper, U.S. government and agency securities, certificates of deposit, and money market funds.

As of January 31, 2023, our RPO was $3.7 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, which are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. Our IPO resulted in aggregate net proceeds of $3.7 billion, after underwriting discounts of $121.7 million. We also received aggregate proceeds of $500.0 million related to certain concurrent private placements, and did not pay any underwriting discounts or commissions with respect to the shares that were sold in these private placements. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses, sales and marketing expenses, overhead costs, and acquisitions and strategic investments we may make from time to time.

As of January 31, 2023, our material cash requirements from known contractual obligations and commitments relate primarily to (i) third-party cloud infrastructure agreements, (ii) operating leases for office facilities, and (iii) subscription arrangements used to facilitate our operations at the enterprise level. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. In January 2023, we amended one of our third-party cloud infrastructure agreements effective February 1, 2023. Under the amended agreement, we have committed to spend an aggregate of at least $2.5 billion from fiscal 2024 to fiscal 2028 on cloud infrastructure services ($350.0 million in fiscal 2024, $450.0 million in fiscal 2025, $500.0 million in fiscal 2026, $550.0 million in fiscal 2027, and $650.0 million in fiscal 2028). We are required to pay the difference if we fail to meet the minimum purchase commitment during any fiscal year, and such payment can be applied to qualifying expenditures for cloud infrastructure services during the term of the amended agreement. For more information regarding our contractual obligations and commitments as of January 31, 2023, see Note 10, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our long-term purchase commitments may be satisfied earlier than the payment periods presented as we continue to grow and scale our business.

On February 10, 2023, we acquired (i) all outstanding stock of Mountain US Corporation (f/k/a Mobilize.net Corporation), a privately-held company which provides a premier suite of tools for efficiently migrating databases to the Data Cloud, for approximately $67 million in cash, net of cash and cash equivalents acquired, and (ii) all outstanding stock of LeapYear Technologies, Inc., a privately-held company which provides a differential privacy platform, for approximately $59 million in cash, net of cash and restricted cash acquired.

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The program is funded using our working capital and will expire in March 2025. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

We believe that our existing cash, cash equivalents, and short-term and long-term investments, as well as cash flows expected to be generated by our operations, will be sufficient to support our working capital and capital expenditure requirements, acquisitions and strategic investments we may make from time to time, and authorized stock repurchases, for the next 12 months and beyond. Our future capital requirements will depend on many factors, including our revenue growth rate, expenditures related to our headcount growth, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, as a result of those arrangements or the general expansion of our business, be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021

Net cash provided by (used in) operating activities	$545,639	$110,179	$(45,417)
Net cash used in investing activities	$(597,885)	$(20,800)	$(4,036,645)
Net cash provided by (used in) financing activities	$(92,624)	$178,198	$4,775,290

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (iii) amortization of deferred commissions, (iv) net unrealized gains or losses on strategic investments in equity securities, (v) amortization of operating lease right-of-use assets, (vi) net amortization (accretion) of premiums (discounts) on investments, and (vii) deferred income tax benefit or expense, and changes in operating assets and liabilities during each period.

For the fiscal year ended January 31, 2023, net cash provided by operating activities was $545.6 million, primarily consisting of our net loss of $797.5 million, adjusted for non-cash charges of $1.1 billion, and net cash inflows of $289.5 million provided by changes in our operating assets and liabilities, net of the effects of business combinations. The main drivers of the changes in operating assets and liabilities during the fiscal year ended January 31, 2023 were (i) a $514.3 million increase in deferred revenue due to invoicing for prepaid capacity agreements outpacing revenue recognition, and (ii) a $74.5 million increase in accrued expenses and other liabilities primarily due to increased headcount and growth in our business, partially offset by (a) a $167.0 million increase in accounts receivable primarily due to growth in our business, (b) a $95.1 million increase in deferred commissions earned upon the origination of customer contracts, and (c) a $42.3 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

For the fiscal year ended January 31, 2022, net cash provided by operating activities was $110.2 million, primarily consisting of our net loss of $679.9 million, adjusted for non-cash charges of $721.7 million, and net cash inflows of $68.4 million provided by changes in our operating assets and liabilities.

Net cash provided by operating activities increased $435.5 million for the fiscal year ended January 31, 2023, compared to the fiscal year ended January 31, 2022, primarily due to an increase of $954.1 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect to continue to generate positive net cash flows from operating activities for the fiscal year ending January 31, 2024.

Investing Activities

Net cash used in investing activities for the fiscal year ended January 31, 2023 was $597.9 million, primarily as a result of (i) an aggregate of $362.6 million in cash paid for Streamlit, Applica and other business combinations, net of cash and cash equivalents acquired, (ii) $185.4 million in net purchases of investments, (iii) $25.1 million in purchases of property and equipment, and (iv) $24.0 million in capitalized internal-use software development costs.

Net cash used in investing activities for the fiscal year ended January 31, 2022 was $20.8 million, primarily as a result of purchases of investments, purchases of intangible assets, purchases of property and equipment to support our office facilities, and capitalized internal-use software development costs, partially offset by proceeds from the sales, maturities, and redemptions of investments.

Financing Activities

Net cash used in financing activities for the fiscal year ended January 31, 2023 was $92.6 million, primarily as a result of taxes paid related to net share settlement of employee equity awards of $184.6 million, partially offset by proceeds of $80.8 million from the issuance of equity securities under our equity incentive plans, and capital contributions of $13.0 million from noncontrolling interest holders. During the fiscal year ended January 31, 2023, we began funding withholding taxes due upon the vesting of employee RSUs in certain jurisdictions by net share settlement, rather than our previous approach of selling shares of our common stock to cover taxes upon vesting of such awards.

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

The significant accounting policies and methods used in the preparation of our consolidated financial statements are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe that the accounting policies and estimates associated with revenue recognition and business combinations involve a substantial degree of judgment and complexity and therefore are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Business Combinations

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

Recent Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

As of January 31, 2023, we had $5.1 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, commercial paper, U.S. government and agency securities, certificates of deposit, and money market funds. In addition, we had $16.8 million of restricted cash primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term and long-term investments are held for working capital, capital expenditure, and general corporate purposes, including repurchases of our common stock as well as acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $26.0 million or an increase of $25.9 million, respectively, in the market value of our cash equivalents, and short-term and long-term investments as of January 31, 2023.

As of January 31, 2022, we had $5.1 billion of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $27.3 million or an increase of $23.5 million, respectively, in the market value.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our foreign subsidiaries is the U.S. dollar or the Euro. The majority of our sales are currently denominated in U.S. dollars, although we also have sales in Euros and, to a lesser extent, in British pounds, Australian dollars, and Brazilian reals. Therefore our revenue is not currently subject to significant foreign currency risk, but that will likely change in the future as we increase sales in these international currencies and enable sales in additional currencies. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the United States and to a lesser extent in Europe, Canada, and the Asia-Pacific region. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured to the functional currency at period-end exchange rates. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

In order to manage our exposure to certain foreign currency exchange risks, during the fiscal year ended January 31, 2023, we entered into deliverable foreign currency forward contracts with maturities of one month or less to hedge a portion of certain intercompany balances denominated in currencies other than the U.S. dollar. These forward contracts reduced, but did not entirely eliminate, the impact of adverse currency exchange rate movements. We did not enter into these forward contracts for trading or speculative purposes. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in Annual Report on Form 10-K for more information.

A hypothetical 10% increase or decrease in foreign currency exchange rates would have resulted in a theoretical increase or decrease in operating loss of approximately $32 million for the fiscal year ended January 31, 2023. This sensitivity analysis assumes that all foreign currencies move in the same direction at the same time in the absence of hedging activities. In addition, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have had a material impact on our operating results for the fiscal years ended January 31, 2022 and 2021, respectively.

Other Market Risk

Our strategic investments consist primarily of (i) non-marketable equity securities recorded at cost minus impairment, if any, and adjusted for observable transactions for the same or similar investments of the same issuer (referred to as the Measurement Alternative), and (ii) marketable equity securities. These strategic investments are subject to a wide variety of market-related risks, including volatility in the public and private markets, that could substantially reduce or increase the carrying value of our investments and, as a result, our financial results may fluctuate. Strategic investments are subject to periodic impairment analyses, which involves an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, and the rate at which the investee is using its cash.

The following table presents our strategic investments by type (in thousands):

	January 31, 2023	January 31, 2022

Equity securities:
Non-marketable equity securities under Measurement Alternative	$174,248	$170,860
Non-marketable equity securities under equity method	5,066	—
Marketable equity securities	22,122	34,646
Debt securities:
Non-marketable debt securities	1,500	2,250
Total strategic investments—included in other assets	$202,936	$207,756

See Note 5, “Fair Value Measurements,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Snowflake Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Snowflake Inc. and its subsidiaries (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Capacity Arrangements

As described in Note 2 to the consolidated financial statements, the Company delivers its platform over the internet as a service. The Company’s customers consume the platform typically under capacity arrangements, in which customers commit to a certain amount of consumption at specified prices. Management recognizes revenue as customers consume compute, storage, and data transfer resources. The Company’s total revenue for the year ended January 31, 2023 was $2.1 billion, of which a significant portion is recognized under capacity arrangements.

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
March 29, 2023

We have served as the Company’s auditor since 2019.

SNOWFLAKE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31, 2023	January 31, 2022

Assets
Current assets:
Cash and cash equivalents	$939,902	$1,085,729
Short-term investments	3,067,966	2,766,364
Accounts receivable, net	715,821	545,629
Deferred commissions, current	67,901	51,398
Prepaid expenses and other current assets	193,100	149,523
Total current assets	4,984,690	4,598,643
Long-term investments	1,073,023	1,256,207
Property and equipment, net	160,823	105,079
Operating lease right-of-use assets	231,266	190,356
Goodwill	657,370	8,449
Intangible assets, net	186,013	37,141
Deferred commissions, non-current	145,286	124,517
Other assets	283,851	329,306
Total assets	$7,722,322	$6,649,698
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,672	$13,441
Accrued expenses and other current liabilities	269,069	200,664
Operating lease liabilities, current	27,301	25,101
Deferred revenue, current	1,673,475	1,157,887
Total current liabilities	1,993,517	1,397,093
Operating lease liabilities, non-current	224,357	181,196
Deferred revenue, non-current	11,463	11,180
Other liabilities	24,370	11,184
Total liabilities	2,253,707	1,600,653
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of each January 31, 2023 and 2022	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized, 323,305 and 312,377 shares issued and outstanding as of January 31, 2023 and 2022, respectively; 185,461 Class B shares authorized, zero shares issued and outstanding as of each January 31, 2023 and 2022	32	31
Additional paid-in capital	8,210,750	6,984,669
Accumulated other comprehensive loss	(38,272)	(16,286)
Accumulated deficit	(2,716,074)	(1,919,369)
Total Snowflake Inc. stockholders’ equity	5,456,436	5,049,045
Noncontrolling interest	12,179	—
Total stockholders’ equity	5,468,615	5,049,045
Total liabilities and stockholders’ equity	$7,722,322	$6,649,698

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2023	2022	2021

Revenue	$2,065,659	$1,219,327	$592,049
Cost of revenue	717,540	458,433	242,588
Gross profit	1,348,119	760,894	349,461
Operating expenses:
Sales and marketing	1,106,507	743,965	479,317
Research and development	788,058	466,932	237,946
General and administrative	295,821	265,033	176,135
Total operating expenses	2,190,386	1,475,930	893,398
Operating loss	(842,267)	(715,036)	(543,937)
Interest income	73,839	9,129	7,507
Other income (expense), net	(47,565)	28,947	(610)
Loss before income taxes	(815,993)	(676,960)	(537,040)
Provision for (benefit from) income taxes	(18,467)	2,988	2,062
Net loss	(797,526)	(679,948)	(539,102)
Less: net loss attributable to noncontrolling interest	(821)	—	—
Net loss attributable to Snowflake Inc.	$(796,705)	$(679,948)	$(539,102)
Net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders—basic and diluted(1)	$(2.50)	$(2.26)	$(3.81)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders—basic and diluted(1)	318,730	300,273	141,613
________________
(1)    On March 1, 2021, all shares of the Company’s then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 12 for further details.

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended January 31,
	2023	2022	2021

Net loss	$(797,526)	$(679,948)	$(539,102)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,367)	(918)	118
Net change in unrealized gains (losses) on available-for-sale debt securities	(20,619)	(15,807)	105
Total other comprehensive income (loss)	(21,986)	(16,725)	223
Comprehensive loss attributable to Snowflake Inc.	$(819,512)	$(696,673)	$(538,879)

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share data)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock(1)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—January 31, 2020	169,921	$936,474	55,452	$6	$155,340	$216	$(700,319)	$(544,757)	$—	$(544,757)
Issuance of Series G-1 and Series G-2 redeemable convertible preferred stock at $38.77 per share, net of issuance costs of $230	12,350	478,573	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(182,271)	(1,415,047)	182,271	18	1,415,029	—	—	1,415,047	—	1,415,047
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts	—	—	36,367	4	4,242,280	—	—	4,242,284	—	4,242,284
Issuance of common stock upon exercise of stock options	—	—	13,799	—	53,671	—	—	53,671	—	53,671
Exercise of common stock warrants	—	—	32	—	—	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(40)	—	—	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	5,592	—	—	5,592	—	5,592
Vesting of restricted stock units	—	—	37	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	303,513	—	—	303,513	—	303,513
Other comprehensive income	—	—	—	—	—	223	—	223	—	223
Net loss	—	—	—	—	—	—	(539,102)	(539,102)	—	(539,102)
BALANCE—January 31, 2021	—	—	287,918	28	6,175,425	439	(1,239,421)	4,936,471	—	4,936,471
Issuance of common stock upon exercise of stock options	—	—	20,903	3	126,998	—	—	127,001	—	127,001
Issuance of common stock under employee stock purchase plan	—	—	370	—	52,227	—	—	52,227	—	52,227
Vesting of early exercised stock options	—	—	—	—	750	—	—	750	—	750
Vesting of restricted stock units	—	—	3,186	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	629,269	—	—	629,269	—	629,269
Other comprehensive loss	—	—	—	—	—	(16,725)	—	(16,725)	—	(16,725)
Net loss	—	—	—	—	—	—	(679,948)	(679,948)	—	(679,948)
BALANCE—January 31, 2022	—	—	312,377	31	6,984,669	(16,286)	(1,919,369)	5,049,045	—	5,049,045
Issuance of common stock upon exercise of stock options	—	—	6,118	1	39,742	—	—	39,743	—	39,743
Issuance of common stock under employee stock purchase plan	—	—	286	—	40,931	—	—	40,931	—	40,931
Issuance of common stock in connection with a business combination	—	—	1,916	—	438,916	—	—	438,916	—	438,916
Issuance of common stock in connection with a business combination subject to future vesting	—	—	409	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	244	—	—	244	—	244
Vesting of restricted stock units	—	—	3,348	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(1,149)	—	(184,702)	—	—	(184,702)	—	(184,702)
Stock-based compensation	—	—	—	—	890,950	—	—	890,950	—	890,950
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	13,000	13,000
Other comprehensive loss	—	—	—	—	—	(21,986)	—	(21,986)	—	(21,986)
Net loss	—	—	—	—	—	—	(796,705)	(796,705)	(821)	(797,526)
BALANCE—January 31, 2023	—	$—	323,305	$32	$8,210,750	$(38,272)	$(2,716,074)	$5,456,436	$12,179	$5,468,615
________________
(1)On March 1, 2021, all shares of the Company’s then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 12 for further details.

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2023	2022	2021

Cash flows from operating activities:
Net loss	$(797,526)	$(679,948)	$(539,102)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	63,535	21,498	9,826
Non-cash operating lease costs	46,240	35,553	33,475
Amortization of deferred commissions	57,445	37,876	28,841
Stock-based compensation, net of amounts capitalized	861,533	605,095	301,441
Net amortization of premiums on investments	3,497	48,002	8,630
Net unrealized losses (gains) on strategic investments in equity securities	46,435	(27,621)	—
Deferred income tax	(26,664)	(717)	(30)
Other	1,618	2,014	4,610
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(166,965)	(251,652)	(116,289)
Deferred commissions	(95,107)	(95,877)	(51,444)
Prepaid expenses and other assets	(2,904)	(159,159)	(62,349)
Accounts payable	8,024	7,371	(2,878)
Accrued expenses and other liabilities	74,519	79,772	58,252
Operating lease liabilities	(42,342)	(38,249)	(31,281)
Deferred revenue	514,301	526,221	312,881
Net cash provided by (used in) operating activities	545,639	110,179	(45,417)
Cash flows from investing activities:
Purchases of property and equipment	(25,128)	(16,221)	(35,037)
Capitalized internal-use software development costs	(24,012)	(12,772)	(5,293)
Cash paid for business combinations, net of cash and cash equivalents acquired	(362,609)	—	(6,035)
Purchases of intangible assets	(700)	(24,334)	(8,374)
Purchases of investments	(3,901,321)	(4,250,338)	(4,859,852)
Sales of investments	58,813	440,069	177,070
Maturities and redemptions of investments	3,657,072	3,842,796	700,876
Net cash used in investing activities	(597,885)	(20,800)	(4,036,645)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	478,573
Proceeds from initial public offering and private placements, net of underwriting discounts	—	—	4,242,284
Proceeds from early exercised stock options	—	—	159
Proceeds from exercise of stock options	39,893	127,036	53,378
Proceeds from issuance of common stock under employee stock purchase plan	40,931	52,227	—
Proceeds from repayments of a nonrecourse promissory note	—	—	2,090

	Fiscal Year Ended January 31,
	2023	2022	2021

Repurchases of early exercised stock options	—	—	(30)
Taxes paid related to net share settlement of equity awards	(184,648)	—	—
Capital contributions from noncontrolling interest holders	13,000	—	—
Payments of deferred purchase consideration for business combinations	(1,800)	(1,065)	(1,164)
Net cash provided by (used in) financing activities	(92,624)	178,198	4,775,290
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(933)	(236)	(11)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(145,803)	267,341	693,217
Cash, cash equivalents, and restricted cash—beginning of period	1,102,534	835,193	141,976
Cash, cash equivalents, and restricted cash—end of period	$956,731	$1,102,534	$835,193
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,550	$1,482	$1,195
Supplemental disclosures of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$6,317	$5,115	$6,941
Stock-based compensation included in capitalized software development costs	$28,467	$23,620	$2,072
Vesting of early exercised stock options	$244	$750	$3,502
Issuance of common stock in connection with a business combination	$438,916	$—	$—
Purchases of intangible assets included in accrued expenses and other liabilities	$—	$4,544	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$939,902	$1,085,729	$820,177
Restricted cash—included in other assets and prepaid expenses and other current assets	16,829	16,805	15,016
Total cash, cash equivalents, and restricted cash	$956,731	$1,102,534	$835,193

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Snowflake Inc. (Snowflake or the Company) provides a cloud-based data platform, which enables customers to consolidate data into a single source of truth to drive meaningful business insights, build data applications, and share data and data products. The Company provides its platform through a customer-centric, consumption-based business model, only charging customers for the resources they use. Through its platform, the Company delivers the Data Cloud, a network where Snowflake customers, partners, developers, data providers, and data consumers can break down data silos and derive value from rapidly growing data sets in secure, governed, and compliant ways. Snowflake was incorporated in the state of Delaware on July 23, 2012.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Snowflake Inc., its wholly-owned subsidiaries, and a majority-owned subsidiary in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated in consolidation. The Company records noncontrolling interest in its consolidated financial statements to recognize the minority ownership interest in its majority-owned subsidiary. Profits and losses of the majority-owned subsidiary are attributed to controlling and noncontrolling interests using the hypothetical liquidation at book value method.

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

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	January 31, 2023	January 31, 2022

United States	$329,275	$272,895
Other(1)	62,814	22,540
Total	$392,089	$295,435
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of January 31, 2023 and 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, investments in marketable securities, restricted cash, accounts receivable, and deliverable foreign currency forward contracts. The Company maintains its cash, cash equivalents, investments in marketable securities, restricted cash and deliverable foreign currency forward contracts with high-quality financial institutions that have investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers up to the amounts recorded on the consolidated balance sheets. The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers' financial conditions. The Company generally does not require collateral from its customers. For information regarding the Company’s significant customers, see Note 3.

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

The Company delivers its platform over the internet as a service. Customers choose to consume the platform under either capacity arrangements, in which customers commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which the Company charges for use of the platform monthly in arrears. Under capacity arrangements, from which a majority of revenue is derived, the Company typically bills its customers annually in advance of their consumption. Revenue from on-demand arrangements typically relates to initial consumption as part of customer onboarding and, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented approximately 2%, 3%, and 4% of the Company’s revenue for the fiscal years ended January 31, 2023, 2022, and 2021, respectively. The Company recognizes revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. Deployment fees are recognized ratably over the contract term.

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

Allocation of Overhead Costs

Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Such costs include costs associated with office facilities, depreciation of property and equipment, information technology (IT) and general recruiting related expenses and other expenses, such as software and subscription services.

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

Advertising Costs

Advertising costs, excluding expenses associated with the Company’s user conferences, are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. These costs were $68.2 million, $57.5 million, and $41.0 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards, including stock options, restricted stock units (RSUs), restricted common stock granted to employees, non-employee directors, and other service providers, and stock purchase rights granted under the Employee Stock Purchase Plan (ESPP Rights) to employees, based on the estimated fair value of the awards on the date of grant. The fair value of each stock option granted and ESPP Rights is estimated using the Black-Scholes option-pricing model. The determination of the grant-date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over an expected term, actual and projected employee stock option exercise behaviors, the risk-free interest rate for an expected term, and expected dividends. The fair value of each RSU is based on the fair value of the Company’s common stock on the date of grant.

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

During the fiscal year ended January 31, 2023, the Company began funding withholding taxes due upon the vesting of employee RSUs in certain jurisdictions by net share settlement, rather than its previous approach of selling shares of the Company’s common stock. The amount of withholding taxes related to net share settlement of employee RSUs is reflected as (i) a reduction to additional paid-in-capital, and (ii) cash outflows for financing activities when the payments are made. The shares withheld by the Company as a result of the net share settlement of RSUs are not considered issued and outstanding, and do not impact the calculation of basic net income (loss) per share attributable to Snowflake Inc. Class A and Class B common stockholders.

Net Loss Per Share Attributable to Snowflake Inc. Class A and Class B Common Stockholders

As discussed in Note 12, on March 1, 2021, all shares of the Company’s then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock pursuant to the terms of the Company’s amended and restated certificate of incorporation.

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

Basic net loss per share attributable to Snowflake Inc. common stockholders is computed by dividing net loss attributable to Snowflake Inc. common stockholders by the weighted-average number of shares of Snowflake Inc. common stock outstanding during the period. Diluted net loss per share attributable to Snowflake Inc. common stockholders is computed by giving effect to all potentially dilutive Snowflake Inc. common stock equivalents to the extent they are dilutive. For purposes of this calculation, redeemable convertible preferred stock, stock options, restricted common stock, RSUs, ESPP Rights, early exercised stock options, and common stock warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. common stockholders as their effect is anti-dilutive for all periods presented.

The rights, including the liquidation and dividend rights, of the holders of Snowflake Inc. Class A and Class B common stock are identical, except with respect to voting, converting, and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to Snowflake Inc. common stockholders are, therefore, the same for both Snowflake Inc. Class A and Class B common stock on both individual and combined basis.

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

Strategic Investments

The Company’s strategic investments consist of non-marketable equity and debt securities in privately-held companies and marketable equity securities in publicly-traded companies, in which the Company does not have a controlling interest or significant influence. Strategic investments are included in other assets on the consolidated balance sheets.

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

Derivative Financial Instruments

During the fiscal year ended January 31, 2023, the Company began using derivative financial instruments to manage its exposure to certain foreign currency exchange risks associated with certain intercompany balances denominated in currencies other than the U.S. dollar. These derivative financial instruments consist of deliverable foreign currency forward contracts with maturities of one month or less and are not designated as hedging instruments. As such, all changes in the fair value of these derivative instruments are recorded in other income (expense), net on the consolidated statements of operations, and are intended to offset the foreign currency transaction gains or losses associated with the underlying intercompany balances. The resulting derivative assets and liabilities are measured at fair value using Level 2 inputs and presented as prepaid expenses and other current assets and accrued expenses and other current liabilities, as applicable, on the consolidated balance sheets. Cash flows at settlement of such foreign currency forward contracts are classified as operating activities in the consolidated statement of cash flows.

As of January 31, 2023, all of the Company’s derivative assets and liabilities were settled, and the related realized gains (losses) were not material for the fiscal year ended January 31, 2023.

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

Leases

The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Lease classification is determined at the lease commencement date. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, non-current on the consolidated balance sheets. The Company did not have any material finance leases for all periods presented.

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

Business Combinations

The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Critical estimates used in valuing certain intangible assets include, but are not limited to, time and resources required to recreate the assets acquired. These estimates are based on information obtained from the management of the acquired companies, the Company’s assessment of the information, and historical experience. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period of up to one year from the acquisition date, the Company may record adjustments to the preliminary fair value of the assets acquired and liabilities assumed with a corresponding offset to goodwill for these business combinations.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The Company early adopted this guidance upon issuance to all business combinations that occur on or after the date of adoption, and the adoption did not have a material impact on the Company's consolidated financial statements.

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations
Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021

Product revenue	$1,938,783	$1,140,469	$553,794
Professional services and other revenue	126,876	78,858	38,255
Total	$2,065,659	$1,219,327	$592,049

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021

Americas:
United States	$1,633,843	$977,077	$499,590
Other Americas(1)	46,577	26,324	9,480
EMEA(1)(2)	292,666	169,268	66,813
Asia-Pacific and Japan(1)	92,573	46,658	16,166
Total	$2,065,659	$1,219,327	$592,049
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East and Africa.

Accounts Receivable, Net

As of January 31, 2023 and 2022, allowance for credit losses of $2.2 million and $1.3 million, was included in the Company’s accounts receivable, net balance, respectively.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of January 31, 2023 and 2022, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the fiscal years ended January 31, 2023, 2022, and 2021.

Deferred Revenue

The Company recognized $974.3 million, $535.8 million, and $257.9 million of revenue for the fiscal years ended January 31, 2023, 2022, and 2021, respectively, from the deferred revenue balances as of January 31, 2022, 2021, and 2020, respectively.

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

As of January 31, 2023, the Company’s RPO was $3.7 billion, of which the Company expects approximately 55% to be recognized as revenue in the twelve months ending January 31, 2024 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the consolidated balance sheets (in thousands):

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$379,094	$—	$—	$379,094
Commercial paper	9,305	—	(1)	9,304
Corporate notes and bonds	6,902	1	—	6,903
Certificates of deposit	3,045	—	(1)	3,044
Total cash equivalents	398,346	1	(2)	398,345
Investments:
Corporate notes and bonds	2,124,454	2,096	(23,470)	2,103,080
Commercial paper	883,023	272	(1,947)	881,348
U.S. government and agency securities	715,949	107	(12,220)	703,836
Certificates of deposit	453,557	278	(1,110)	452,725
Total investments	4,176,983	2,753	(38,747)	4,140,989
Total cash equivalents and investments	$4,575,329	$2,754	$(38,749)	$4,539,334

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$722,492	$—	$—	$722,492
Commercial paper	77,795	1	(2)	77,794
U.S. government securities	36,997	—	(2)	36,995
Corporate notes and bonds	7,950	—	(1)	7,949
Total cash equivalents	845,234	1	(5)	845,230
Investments:
Corporate notes and bonds	2,610,010	91	(12,062)	2,598,039
Commercial paper	884,376	81	(821)	883,636
U.S. government and agency securities	439,449	28	(2,558)	436,919
Certificates of deposit	104,108	4	(135)	103,977
Total investments	4,037,943	204	(15,576)	4,022,571
Total cash equivalents and investments	$4,883,177	$205	$(15,581)	$4,867,801

The Company included $19.4 million and $14.1 million of interest receivable in prepaid expenses and other current assets on the consolidated balance sheets as of January 31, 2023 and 2022, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of January 31, 2023 and 2022 because such potential losses were not material.

As of January 31, 2023, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

January 31, 2023
Estimated Fair Value

Due within 1 year	$3,087,217
Due in 1 year to 3 years	1,073,023
Total	$4,160,240

The following tables show the fair values of, and the gross unrealized losses on, the Company’s available-for-sale marketable debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position and aggregated by investment type, on the consolidated balance sheets (in thousands):

	January 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$9,304	$(1)	$—	$—	$9,304	$(1)
Certificates of deposit	3,044	(1)	—	—	3,044	(1)
Total cash equivalents	12,348	(2)	—	—	12,348	(2)
Investments:
Corporate notes and bonds	899,655	(8,521)	736,431	(14,949)	1,636,086	(23,470)
U.S. government and agency securities	387,207	(3,157)	232,771	(9,063)	619,978	(12,220)
Commercial paper	561,793	(1,947)	—	—	561,793	(1,947)
Certificates of deposit	256,428	(1,110)	—	—	256,428	(1,110)
Total investments	2,105,083	(14,735)	969,202	(24,012)	3,074,285	(38,747)
Total cash equivalents and investments	$2,117,431	$(14,737)	$969,202	$(24,012)	$3,086,633	$(38,749)

	January 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$55,819	$(2)	$—	$—	$55,819	$(2)
U.S. government securities	36,995	(2)	—	—	36,995	(2)
Corporate notes and bonds	7,629	(1)	—	—	7,629	(1)
Total cash equivalents	100,443	(5)	—	—	100,443	(5)
Investments:
Corporate notes and bonds	2,378,956	(12,044)	8,935	(18)	2,387,891	(12,062)
Commercial paper	653,827	(821)	—	—	653,827	(821)
U.S. government and agency securities	334,980	(2,558)	—	—	334,980	(2,558)
Certificates of deposit	49,118	(135)	—	—	49,118	(135)
Total investments	3,416,881	(15,558)	8,935	(18)	3,425,816	(15,576)
Total cash equivalents and investments	$3,517,324	$(15,563)	$8,935	$(18)	$3,526,259	$(15,581)

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair value of these securities due to credit related factors was not material as of January 31, 2023 and 2022.

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

The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of January 31, 2023 (in thousands):

	Level 1	Level 2	Total

Cash equivalents:
Money market funds	$379,094	$—	$379,094
Commercial paper	—	9,304	9,304
Corporate notes and bonds	—	6,903	6,903
Certificates of deposit	—	3,044	3,044
Short-term investments:
Corporate notes and bonds	—	1,301,296	1,301,296
Commercial paper	—	881,348	881,348
Certificates of deposit	—	445,194	445,194
U.S. government and agency securities	—	440,128	440,128
Long-term investments:
Corporate notes and bonds	—	801,784	801,784
U.S. government and agency securities	—	263,708	263,708
Certificates of deposit	—	7,531	7,531
Total	$379,094	$4,160,240	$4,539,334

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

Strategic Investments

The tables above do not include the Company’s strategic investments, which consist primarily of non-marketable equity securities accounted for using the Measurement Alternative and marketable equity securities.

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

The following table presents the Company’s strategic investments by type (in thousands):

	January 31, 2023	January 31, 2022

Equity securities:
Non-marketable equity securities under Measurement Alternative	$174,248	$170,860
Non-marketable equity securities under equity method	5,066	—
Marketable equity securities	22,122	34,646
Debt securities:
Non-marketable debt securities	1,500	2,250
Total strategic investments—included in other assets	$202,936	$207,756

The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s strategic investments in equity securities held as of January 31, 2023 (in thousands):

	Fiscal Year Ended January 31,
	2023	2022

Non-marketable equity securities under Measurement Alternative:
Upward adjustments	$4,125	$32,975
Impairments	(38,036)	—
Marketable equity securities:
Net unrealized losses	(12,524)	(5,354)
Total—included in other income (expense), net	$(46,435)	$27,621

During the fiscal year ended January 31, 2021, the Company did not have any strategic investments in marketable equity securities and did not record any upward or downward adjustments, or impairments, on non-marketable equity securities under Measurement Alternative.

No realized gains or losses were recognized on the Company’s strategic investments in equity securities during any of periods presented. The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative that the Company held as of January 31, 2023 were $37.1 million and $38.0 million, respectively.

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31, 2023	January 31, 2022

Leasehold improvements	$59,872	$51,801
Computers, equipment, and software	20,050	8,735
Furniture and fixtures	14,800	8,488
Capitalized internal-use software development costs	44,059	17,154
Construction in progress—capitalized internal-use software development costs	61,575	36,163
Construction in progress—other	7,313	6,185
Total property and equipment, gross	207,669	128,526
Less: accumulated depreciation and amortization(1)	(46,846)	(23,447)
Total property and equipment, net	$160,823	$105,079
________________
(1)Includes $19.9 million and $9.7 million of accumulated amortization related to capitalized internal-use software development costs as of January 31, 2023 and 2022, respectively.

Depreciation and amortization expense was $24.7 million, $13.7 million, and $7.0 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $10.2 million, $4.2 million, and $2.9 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.

7. Business Combinations
Fiscal 2023

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

In addition, in connection with this business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s Class A common stock in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares are accounted for as post-combination stock-based compensation over the requisite service period of three years. See Note 12 for further discussion.

The purchase consideration was preliminarily allocated to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. During the three months ended January 31, 2023, the Company recorded a measurement period adjustment which did not have a material impact on goodwill. The updated preliminary allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$33,914
Goodwill	494,411
Developer community intangible asset	150,000	5
Other net tangible liabilities	(659)
Deferred tax liabilities, net(1)	(26,911)
Total	$650,755
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

Acquisition-related costs of $1.9 million associated with this business combination were recorded as a general and administrative expense during the fiscal year ended January 31, 2023.

From the date of acquisition through January 31, 2023, revenue attributable to Streamlit was not material. It was impracticable to determine the effect on the Company's net loss attributable to Streamlit as its operations have been integrated into the Company's ongoing operations since the date of acquisition.

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

The purchase consideration was preliminarily allocated to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. During the three months ended January 31, 2023, the Company recorded a measurement period adjustment which did not have a material impact on goodwill. The updated preliminary allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash	$61
Goodwill	146,444
Developed technology intangible asset	35,000	5
Other net tangible liabilities	(612)
Deferred tax liabilities, net(1)	(6,202)
Total	$174,691
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

Acquisition-related costs of $3.4 million associated with this business combination were recorded as a general and administrative expense during the fiscal year ended January 31, 2023.

The results of operations of Applica from the date of acquisition, which were not material, have been included in the Company’s consolidated statements of operations for the fiscal year ended January 31, 2023.

Other Business Combination

During the fiscal year ended January 31, 2023, the Company acquired all outstanding stock of a privately-held company for $10.4 million in cash. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase consideration based on the estimated fair values, the Company recorded $2.0 million as a developed technology intangible asset (to be amortized over an estimated useful life of five years), $0.3 million of net tangible assets acquired, and $8.1 million as goodwill, which is not deductible for income tax purposes.

The excess of purchase consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill. The Company believes the goodwill balance associated with this business combination is primarily attributed to the assembled workforce and expected synergies arising from the acquisition.

Acquisition-related costs associated with this business combination were not material for the fiscal year ended January 31, 2023, and were recorded as a general and administrative expense in the consolidated statements of operations.

From the date of acquisition through January 31, 2023, revenue attributable to this business combination was not material. It was impracticable to determine the effect on the Company's net loss attributable to this business combination as its operations have been integrated into the Company's ongoing operations since the date of acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and the above three companies acquired during fiscal 2023, as if each had been acquired as of February 1, 2021 (in thousands):

	Pro Forma
	Fiscal Year Ended January 31,
	2023	2022

	(unaudited)
Revenue	$2,067,262	$1,221,461
Net loss	$(866,099)	$(817,848)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of operations of these three acquired companies to reflect certain business combination effects, including the amortization of the acquired intangible asset, stock-based compensation, income tax impact, and acquisition-related costs incurred by the Company and these three acquired companies as though these business combinations occurred as of February 1, 2021, the beginning of the Company’s fiscal 2022. The historical consolidated financial information in the unaudited pro forma tables above has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to these business combinations, reasonably estimable, and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the business combinations had taken place as of February 1, 2021.

Fiscal 2021

During the fiscal year ended January 31, 2021, the Company acquired certain assets from a privately-held company for $7.1 million in cash. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase consideration based on the estimated fair values, the Company recorded $5.7 million as a developed technology intangible asset (to be amortized over an estimated useful life of five years) and $1.4 million as goodwill, which is deductible for income tax purposes.

The excess of purchase consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill. The Company believes the goodwill balance associated with this business combination represents the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings.

Acquisition-related costs associated with this business combination were not material for the fiscal year ended January 31, 2021, and were recorded as a general and administrative expense in the consolidated statements of operations. The results of operations of the business combination have been included in the Company’s consolidated financial statements from the acquisition date. The business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, historical results of operations prior to the acquisition date and pro forma results of operations have not been presented.

8. Intangible Assets and Goodwill
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	January 31, 2023
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developer community	$150,000	$(25,206)	$124,794
Developed technology	48,332	(9,608)	38,724
Assembled workforce	28,252	(11,036)	17,216
Patents	8,874	(4,421)	4,453
Other	47	(47)	—
Total finite-lived intangible assets	$235,505	$(50,318)	$185,187
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$186,013

	January 31, 2022
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Assembled workforce	$28,252	$(3,941)	$24,311
Developed technology	11,332	(4,812)	6,520
Patents	8,174	(2,690)	5,484
Other	47	(47)	—
Total finite-lived intangible assets	$47,805	$(11,490)	$36,315
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$37,141

Intangible assets acquired during the fiscal year ended January 31, 2023 consisted primarily of developed community and developed technology intangible assets acquired in connection with business combinations. See Note 7 for further details. Intangible assets acquired during the fiscal year ended January 31, 2022 consisted primarily of $28.3 million of assembled workforce assets with a useful life of four years.

Amortization expense of intangible assets was $38.8 million, $7.8 million, and $2.8 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.

As of January 31, 2023, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
2024	$48,501
2025	47,780
2026	41,649
2027	37,497
2028	9,760
Thereafter	—
Total	$185,187

Goodwill

Changes in goodwill were as follows (in thousands):

Amount

Balance—January 31, 2021 and January 31, 2022	$8,449
Additions and related adjustments(1)	648,921
Balance—January 31, 2023	$657,370
________________
(1)Includes measurement period adjustments related to the Company’s preliminary fair values of the assets acquired and liabilities assumed in business combinations, which did not have a material impact on goodwill. See Note 7 for further details.

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2023	January 31, 2022

Accrued compensation	$123,173	$98,916
Employee contributions under employee stock purchase plan	36,648	28,497
Accrued third-party cloud infrastructure expenses	26,535	13,341
Liabilities associated with sales, marketing and business development programs	23,444	16,284
Accrued taxes	20,003	12,709
Accrued professional services	11,776	7,068
Accrued purchases of property and equipment	3,876	4,204
Other	23,614	19,645
Total accrued expenses and other current liabilities	$269,069	$200,664

10. Commitments and Contingencies
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

The components of lease costs and other information related to leases were as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021

Operating lease costs	$46,240	$35,745	$33,627
Variable lease costs	7,906	6,029	6,203
Sublease income	(12,782)	(12,722)	(12,779)
Total lease costs	$41,364	$29,052	$27,051

Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021

Cash payments (receipts) included in the measurement of operating lease liabilities—operating cash flows	$42,342	$38,249	$31,281
Operating lease liabilities arising from obtaining right-of-use assets	$72,158	$28,314	$11,506

Weighted-average remaining lease term and discount rate for the Company’s operating leases were as follows:

	January 31, 2023	January 31, 2022

Weighted-average remaining lease term (years)	8.2	8.0
Weighted-average discount rate	6.5%	5.9%

The total remaining lease payments under non-cancelable operating leases and lease receipts for subleases as of January 31, 2023 were as follows (in thousands):

	Operating Leases	Subleases	Total
Fiscal Year Ending January 31,
2024	$32,033	$(12,083)	$19,950
2025	41,201	(7,746)	33,455
2026	38,044	(5,774)	32,270
2027	38,156	(5,960)	32,196
2028	35,727	(6,153)	29,574
Thereafter	151,951	(9,586)	142,365
Total lease payments (receipts)	$337,112	$(47,302)	$289,810
Less: imputed interest	(85,454)
Present value of operating lease liabilities	$251,658

Other Contractual Commitments

Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level.

Future minimum payments under the Company’s non-cancelable purchase commitments with a remaining term in excess of one year as of January 31, 2023 are presented in the table below (in thousands):

	Amount
Fiscal Year Ending January 31,
2024	$388,539
2025	499,406
2026	931,199	(1)
2027	556,178
2028	651,781
Thereafter	—
Total	$3,027,103
________________
(1)Includes $416.4 million of remaining non-cancelable contractual commitments as of January 31, 2023 related to one of the Company's third-party cloud infrastructure agreements, under which the Company committed to spend an aggregate of at least $555.0 million, between September 2020 and December 2025 with no minimum purchase commitment during any year. The Company is required to pay the difference if it fails to meet the minimum purchase commitment by December 2025, and such payment can be applied to qualifying expenditures for cloud infrastructure services for up to twelve months after December 2025.

In January 2023, the Company amended one of its third-party cloud infrastructure agreements effective February 1, 2023 (the January 2023 Amendment). Under the amended agreement, the Company has committed to spend an aggregate of at least $2.5 billion from fiscal 2024 to fiscal 2028 on cloud infrastructure services ($350.0 million in fiscal 2024, $450.0 million in fiscal 2025, $500.0 million in fiscal 2026, $550.0 million in fiscal 2027, and $650.0 million in fiscal 2028), which are reflected in the table above. The Company is required to pay the difference if it fails to meet the minimum purchase commitment during any fiscal year, and such payment can be applied to qualifying expenditures for cloud infrastructure services during the term of the amended agreement. The remaining non-cancelable purchase commitments under the agreement prior to the January 2023 Amendment, the aggregate amount of which was $732.0 million as of January 31, 2023, is not reflected in the table above as the Company is no longer required to fulfill such commitments.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the fiscal years ended January 31, 2023, 2022, and 2021.

Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

Letters of Credit—As of January 31, 2023, the Company had a total of $16.8 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, non-employee directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the fiscal years ended January 31, 2023, 2022, and 2021, losses recorded in the consolidated statements of operations in connection with the indemnification provisions were not material.

11. Redeemable Convertible Preferred Stock
Upon completion of its IPO in September 2020, as further discussed in Note 12, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 182.3 million, were automatically converted into an equivalent number of shares of Class B common stock on one-to-one basis and their carrying value of $1.4 billion was reclassified into stockholders’ equity. As of January 31, 2023 and 2022, there were no shares of redeemable convertible preferred stock issued and outstanding.

12. Equity
Initial Public Offering and Private Placements—In September 2020, the Company completed its IPO, in which the Company issued and sold 32.2 million shares of its Class A common stock at $120.00 per share, including 4.2 million shares issued upon the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $3.7 billion after deducting underwriting discounts. In connection with the IPO:
•all 182.3 million shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis; and

•Salesforce Ventures LLC and Berkshire Hathaway Inc. each purchased 2.1 million shares of the Company’s Class A common stock at $120.00 per share in concurrent private placements that closed immediately subsequent to the closing of the IPO. The Company received aggregate proceeds of $500.0 million in these concurrent private placements and did not pay underwriting discounts with respect to the shares of Class A common stock that were sold in these private placements.

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

Common Stock and Elimination of Dual-Class Structure—The Company has two classes of common stock authorized: Class A common stock and Class B common stock. In connection with the IPO, the Company’s amended and restated certificate of incorporation authorized the issuance of 2.5 billion shares of Class A common stock and 355.0 million shares of Class B common stock. On March 1, 2021, all 169.5 million shares of the Company's then-outstanding Class B common stock, par value $0.0001 per share, were automatically converted into the same number of shares of Class A common stock, par value $0.0001 per share, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion.

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

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	January 31, 2023	January 31, 2022

2012 Equity Incentive Plan:
Options outstanding	35,212	42,043
Restricted stock units outstanding	2,521	4,530
2020 Equity Incentive Plan:
Options outstanding	642	—
Restricted stock units outstanding	13,039	5,082
Shares available for future grants	52,989	45,446
2020 Employee Stock Purchase Plan:
Shares available for future grants	11,046	8,209
Total shares of common stock reserved for future issuance	115,449	105,310

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

Equity Incentive Plans—In 2012, the Company’s board of directors approved the adoption of the 2012 Equity Incentive Plan (2012 Plan). The 2012 Plan provides for the grant of stock-based awards to employees, non-employee directors, and other service providers of the Company. The 2012 Plan was terminated in September 2020 in connection with the IPO but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2012 Plan. No further stock-based awards will be granted under the 2012 Plan. With the establishment of the 2020 Equity Incentive Plan (2020 Plan) as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any shares of common stock underlying outstanding stock-based awards granted under the 2012 Plan, an equal number of shares of Class A common stock will become available for grant under the 2020 Plan. On March 1, 2021, all shares of the Company’s then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock. As a result of this conversion, options and RSUs that were previously denominated in shares of Class B common stock and issued under the 2012 Plan remained unchanged, except that they represent the right to receive shares of Class A common stock.

In September 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Plan, which became effective in connection with the IPO. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of equity compensation (collectively, equity awards). A total of 34.1 million shares of the Company’s Class A common stock have been reserved for issuance under the 2020 Plan in addition to (i) any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2020 Plan and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 78.8 million. On February 1, 2022, the shares available for future grants under the 2020 Plan were automatically increased by 15.6 million shares pursuant to the provision described in the preceding sentence.

In September 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (2020 ESPP), which became effective in connection with the IPO. The 2020 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 5.7 million shares of the Company’s Class A common stock have been reserved for future issuance under the 2020 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the 2020 ESPP. On February 1, 2022, the shares available for future grants under the 2020 ESPP were automatically increased by 3.1 million shares pursuant to the provision described in the preceding sentence. The price at which Class A common stock is purchased under the 2020 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower. Offering periods are generally six months long and begin on March 15 and September 15 of each year, except for the first two offering periods. The initial offering period began on September 15, 2020 and ended on February 26, 2021. The second offering period began on March 1, 2021 and ended on September 14, 2021.

Stock Options—Stock options granted under the 2012 Plan and the 2020 Plan (collectively, the Plans) generally vest based on continued service over four years and expire ten years from the date of grant. Certain stock options granted under the 2012 Plan are exercisable at any time following the date of grant and expire ten years from the date of grant.

A summary of stock option activity and activity regarding shares available for grant under the Plans during the fiscal years ended January 31, 2023, 2022, and 2021 is as follows:

	Shares Available for Grant (in thousands)	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2020	412	80,903	$6.21	8.6	$1,546,313
Shares authorized	54,970	—
Shares ceased to be available for issuance under the 2012 Plan	(15,696)	—
Options granted	(877)	877	$34.83
Options exercised	—	(13,799)	$3.90
Options canceled	3,406	(3,406)	$7.04
Repurchase of unvested common stock	40	—
RSUs granted	(9,553)	—
RSUs forfeited	168	—
Balance—January 31, 2021	32,870	64,575	$7.04	7.7	$17,138,896
Shares authorized	14,397	—
Options exercised	—	(20,903)	$6.08
Options canceled	1,629	(1,629)	$6.80
RSUs granted	(4,026)	—
RSUs forfeited	576	—
Balance—January 31, 2022	45,446	42,043	$7.53	6.9	$11,283,299
Shares authorized	15,619	—
Options granted	(642)	642	$207.56
Options exercised	—	(6,118)	$6.50
Options canceled	713	(713)	$8.02
RSUs granted	(10,788)	—
Shares withheld related to net share settlement of RSUs	1,149	—
RSUs forfeited	1,492	—
Balance—January 31, 2023	52,989	35,854	$11.27	5.9	$5,237,549
Vested and exercisable as of January 31, 2023		30,261	$8.20	5.8	$4,492,574

No options were granted during the fiscal year ended January 31, 2022. The weighted-average grant-date fair value of options granted during the fiscal years ended January 31, 2023 and 2021 was $101.66 and $22.67, respectively. The intrinsic value of options exercised during the fiscal years ended January 31, 2023, 2022, and 2021 was $1.0 billion, $5.7 billion, and $2.0 billion, respectively. The aggregate grant-date fair value of options that vested during the fiscal years ended January 31, 2023, 2022, and 2021 was $79.1 million, $81.0 million, and $90.9 million, respectively.

Early Exercised Stock Options—Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded in other liabilities on the consolidated balance sheets. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the stock option activity table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through the early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. Shares subject to repurchase as a result of early exercised options were not material as of each January 31, 2023 and 2022.

RSUs—In March 2020, the Company began granting more RSUs than options to its employees and non-employee directors. RSUs granted prior to the IPO had both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied on the earlier of (i) the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock or (ii) immediately prior to the closing of a change in control of the Company. Both events were not deemed probable until consummated, and therefore, stock-based compensation related to these RSUs remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO in September 2020, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation of $55.5 million using the accelerated attribution method for the portion of the RSU awards for which the service-based vesting condition has been fully or partially satisfied. RSUs granted after the IPO do not contain the performance-based vesting condition described above, and the related stock-based compensation is recognized on a straight-line basis over the requisite service period.

A summary of RSU activity during the fiscal years ended January 31, 2023, 2022, and 2021 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2020	—	$—
Granted	9,553	$123.71
Vested	(37)	$50.71
Forfeited	(168)	$64.13
Unvested Balance—January 31, 2021	9,348	$125.06
Granted	4,026	$250.46
Vested	(3,186)	$109.44
Forfeited	(576)	$169.74
Unvested Balance—January 31, 2022	9,612	$180.08
Granted	10,788	$180.65
Vested	(3,348)	$165.30
Forfeited	(1,492)	$206.02
Unvested Balance—January 31, 2023	15,560	$181.17

Restricted Common Stock—Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

From time to time, the Company has granted restricted common stock outside of the Plans. A summary of restricted common stock activity outside of the Plans during the fiscal years ended January 31, 2023, 2022, and 2021 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2020	1,604	$2.06
Vested	(862)	$2.03
Unvested Balance—January 31, 2021	742	$2.11
Vested	(362)	$2.10
Unvested Balance—January 31, 2022	380	$2.11
Granted	409	$229.13
Vested	(361)	$2.10
Unvested Balance—January 31, 2023	428	$219.26

As discussed in Note 7, during the fiscal year ended January 31, 2023, in connection with the Streamlit business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s common stock outside of the Plans in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares are accounted for as post-combination stock-based compensation over the requisite service period of three years. As of January 31, 2023, all 0.4 million shares remained unvested.

In December 2017, the Company issued 1.3 million shares of restricted common stock outside of the Plans to an employee at $1.59 per share, payable by a promissory note. The promissory note accrued interest at the lower of 2.11% per annum or the maximum interest rate on commercial loans permissible by law and was partially secured by the underlying restricted stock. The promissory note was considered nonrecourse from an accounting standpoint, and therefore the note was not reflected in the consolidated balance sheets and consolidated statements of stockholders’ equity (deficit). Rather, the note and the share purchases were accounted for as stock option grants, with the related stock-based compensation measured using the Black-Scholes option-pricing model and recognized over the vesting period of five years. The associated shares are legally outstanding and included in the balance of Class B common stock outstanding in the consolidated financial statements during the periods in which Class B common stock was outstanding and in the balance of Class A common stock outstanding thereafter. None of these shares of restricted common stock were considered vested before the underlying promissory note was repaid. In May and June 2020, the outstanding principal amount and all accrued interest under this promissory note of $2.1 million was repaid, and the 1.3 million shares of restricted common stock were fully vested as of January 31, 2023.

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the fair value of stock options granted to employees and a non-employee director during the fiscal years ended January 31, 2023 and 2021:

	Fiscal Year Ended January 31,
	2023	2021

Expected term (in years)	6.0	6.0
Expected volatility	50.0%	37.2%
Risk-free interest rate	1.8%	1.0%
Expected dividend yield	—%	—%

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

Expected volatility—Prior to fiscal 2023, the Company performed an analysis of using the average volatility of a peer group of representative public companies with sufficient trading history over the expected term to develop an expected volatility assumption. During the fiscal year ended January 31, 2023, the Company began using the average volatility of its Class A common stock and the stocks of a peer group of representative public companies to develop an expected volatility assumption.

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

The following table summarizes the assumptions used in estimating the fair value of employee stock purchase rights granted under the 2020 ESPP during the fiscal years ended January 31, 2023, 2022, and 2021:

	Fiscal Year Ended January 31,
	2023	2022	2021

Expected term (in years)	0.5	0.5	0.5
Expected volatility	58.9% - 74.8%	37.3% - 49.5%	60.1%
Risk-free interest rate	0.9% - 3.8%	0.1%	0.1%
Expected dividend yield	—%	—%	—%

Stock-based compensation included in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021

Cost of revenue	$106,302	$87,336	$33,642
Sales and marketing	246,811	185,970	97,879
Research and development	407,524	232,867	99,223
General and administrative	100,896	98,922	70,697
Stock-based compensation, net of amounts capitalized	861,533	605,095	301,441
Capitalized stock-based compensation	29,417	24,174	2,072
Total stock-based compensation	$890,950	$629,269	$303,513

As of January 31, 2023, total compensation cost related to unvested equity awards not yet recognized was $2.4 billion, which will be recognized over a weighted-average period of 2.9 years.

13. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021

U.S.	$(851,538)	$(717,208)	$(544,700)
Foreign	35,545	40,248	7,660
Loss before income taxes	$(815,993)	$(676,960)	$(537,040)

The provision for (benefit from) income taxes consists of the following (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021

Current provision:
State	$626	$288	$704
Foreign	7,571	3,417	1,388
Deferred benefit:
Federal	(21,647)	—	(28)
State	(4,410)	—	(2)
Foreign	(607)	(717)	—
Provision for (benefit from) income taxes	$(18,467)	$2,988	$2,062

The effective income tax rate differs from the federal statutory income tax rate applied to the loss before income taxes due to the following (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021

Income tax benefit computed at federal statutory rate	$(171,359)	$(142,162)	$(112,778)
State taxes, net of federal benefit	14,948	35,360	14,818
Research and development credits	(58,136)	(142,544)	(56,633)
Stock-based compensation	(71,295)	(898,234)	(246,363)
Change in valuation allowance	213,532	1,159,276	391,659
IRC Section 59A waived deductions	49,476	—	—
Other	4,367	(8,708)	11,359
Provision for (benefit from) income taxes	$(18,467)	$2,988	$2,062

A valuation allowance has been recognized to offset the Company’s deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized. As of January 31, 2023 and 2022, the Company believes it is more likely than not that its U.S. and U.K. deferred tax assets will not be fully realizable and continues to maintain a full valuation allowance against these net deferred tax assets.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are shown below (in thousands):

	January 31, 2023	January 31, 2022

Deferred tax assets:
Net operating losses carryforwards	$1,567,135	$1,522,969
Tax credit carryforwards	274,690	215,934
Capitalized research and development	147,328	—
Stock-based compensation	123,408	88,743
Operating lease liabilities	55,079	48,682
Net unrealized losses on strategic investments	5,669	—
Other	46,361	79,141
Total deferred tax assets	2,219,670	1,955,469
Less: valuation allowance	(2,100,594)	(1,858,730)
Net deferred tax assets	119,076	96,739
Deferred tax liabilities:
Deferred commissions	(31,940)	(28,368)
Intangible assets	(39,426)	(15,692)
Operating lease right-of-use assets	(53,829)	(48,307)
Net unrealized gains on strategic investments	—	(6,399)
Other	(2,358)	—
Total deferred tax liabilities	(127,553)	(98,766)
Net deferred tax liabilities	$(8,477)	$(2,027)

The valuation allowance was $2.1 billion and $1.9 billion as of January 31, 2023 and 2022, respectively, primarily relating to U.S. federal and state net operating loss carryforwards and tax credit carryforwards. The valuation allowance increased $241.9 million during the fiscal year ended January 31, 2023, primarily due to increased U.S. federal and state net operating loss carryforwards, tax credit carryforwards, capitalized research and development, and stock-based compensation. The valuation allowance increased $1.3 billion and $434.5 million during the fiscal years ended January 31, 2022 and 2021, respectively, primarily due to increased U.S. federal and state net operating loss carryforwards, tax credit carryforwards, deferred revenue, and stock-based compensation.

As of January 31, 2023, the Company had U.S. federal, state, and foreign net operating loss carryforwards of $5.8 billion, $5.1 billion, and $159.0 million, respectively. Of the $5.8 billion U.S. federal net operating loss carryforwards, $5.7 billion may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remaining $0.1 billion will begin to expire in 2032. The state net operating loss carryforwards begin to expire in 2023. Of the $159.0 million foreign net operating loss carryforwards, $150.2 million may be carried forward indefinitely, and the remaining $8.8 million will begin to expire in 2027. As of January 31, 2023, the Company also had federal and state tax credits of $254.5 million and $112.5 million, respectively. The federal tax credit carryforwards will expire beginning in 2032 if not utilized. The state tax credit carryforwards do not expire. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Foreign withholding taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of January 31, 2023 due to the Company’s intention to permanently reinvest such earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The following table shows the changes in the gross amount of unrecognized tax benefits (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021

Beginning balance	$57,715	$19,349	$4,057
Increases based on tax positions during the prior period	1,816	20	35
Increases based on tax positions during the current period	15,649	38,346	15,257
Ending balance	$75,180	$57,715	$19,349

There were no interest and penalties associated with unrecognized income tax benefits for each of the fiscal years ended January 31, 2023, 2022, and 2021.

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

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various international jurisdictions. Tax years 2012 and forward generally remain open for examination for federal and state tax purposes. Tax years 2017 and forward generally remain open for examination for foreign tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards at January 31, 2023 and 2022 will remain subject to examination until the respective tax year is closed.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on share repurchases. The Company is currently evaluating the various provisions of the Inflation Act and does not anticipate the impact, if any, will be material to the Company, including in connection with the Company’s stock repurchase program.

14. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2023	2022	2021

Numerator:
Net loss	$(797,526)	$(679,948)	$(539,102)
Less: net loss attributable to noncontrolling interest	(821)	—	—
Net loss attributable to Snowflake Inc. Class A and Class B common stockholders	$(796,705)	$(679,948)	$(539,102)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders—basic and diluted	318,730	300,273	141,613
Net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders—basic and diluted	$(2.50)	$(2.26)	$(3.81)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021

Stock options	35,854	42,043	64,575
RSUs	15,560	9,612	9,349
Unvested restricted common stock and early exercised stock options	446	426	988
Employee stock purchase rights under the 2020 ESPP	265	116	214
Total	52,125	52,197	75,126

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

16. Subsequent Events
Business Combinations

On February 10, 2023, the Company acquired (i) all outstanding stock of Mountain US Corporation (f/k/a Mobilize.net Corporation), a privately-held company which provides a premier suite of tools for efficiently migrating databases to the Data Cloud, for approximately $67 million in cash, net of cash and cash equivalents acquired, and (ii) all outstanding stock of LeapYear Technologies, Inc., a privately-held company which provides a differential privacy platform, for approximately $59 million in cash, net of cash and restricted cash acquired. The Company is currently evaluating the purchase price allocation for these transactions.

Stock Repurchase Program

In February 2023, the Company’s board of directors authorized a stock repurchase program of up to $2.0 billion of its outstanding common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The program is funded using the Company’s working capital and will expire in March 2025.

The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of January 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2023. The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

We maintain a Global Code of Conduct and Ethics that applies to all our employees, officers, contractors, and directors, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of our Global Code of Conduct and Ethics is posted on our website at www.investors.snowflake.com under “Governance”. We intend to disclose on our website any future amendments of our Global Code of Conduct and Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions, or our directors from provisions in the Global Code of Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

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

c.Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	9/18/2020
3.2	Amended and Restated Bylaws of Snowflake Inc.	S-1/A	333-248280	3.4	9/8/2020
3.3	Certificate of Retirement.	8-K	001-39504	3.1	3/3/2021
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-248280	4.1	9/8/2020
4.2	Amended and Restated Investor Rights Agreement by and among Snowflake Inc. and certain holders of its capital stock, dated February 7, 2020, as amended.	S-1/A	333-248280	10.1	9/8/2020
4.3	Description of Securities.	10-K	001-39504	4.3	3/30/2022
10.1	Snowflake Inc. 2012 Equity Incentive Plan.	S-1	333-248280	10.3	8/24/2020
10.2	Forms of Option Agreement, Stock Option Grant Notice, and Notice of Exercise under 2012 Equity Incentive Plan.	S-1	333-248280	10.4	8/24/2020
10.3	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan.	S-1	333-248280	10.5	8/24/2020
10.4	Snowflake Inc. 2020 Equity Incentive Plan.	S-1/A	333-248280	10.6	9/8/2020
10.5	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under 2020 Equity Incentive Plan.					X
10.6	Form of Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.					X
10.7	Snowflake Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-248280	10.9	9/8/2020
10.8	Form of Indemnification Agreement entered into by and between Snowflake and each director and executive officer.	S-1	333-248280	10.10	8/24/2020
10.9	Offer Letter by and between Snowflake and Frank Slootman, dated April 26, 2019.	S-1	333-248280	10.11	8/24/2020
10.10	Offer Letter by and between Snowflake and Michael P. Scarpelli, dated April 29, 2019.	S-1	333-248280	10.12	8/24/2020
10.11	Confirmatory Offer Letter by and between Snowflake Inc. and Benoit Dageville, dated August 21, 2020.	S-1	333-248280	10.13	8/24/2020
10.12	Confirmatory Offer Letter by and between Snowflake Inc. and Christopher W. Degnan, dated August 21, 2020.	S-1	333-248280	10.14	8/24/2020
10.13	Non-Employee Director Compensation Policy.					X

10.14	Severance and Change in Control Plan and related participation agreement.	S-1	333-248280	10.18	8/24/2020
10.15	Cash Incentive Bonus Plan.	S-1	333-248280	10.19	8/24/2020
10.16	Common Stock Purchase Agreement by and among Snowflake Inc., salesforce.com, inc., and Salesforce Ventures LLC, dated as of September 5, 2020.	S-1/A	333-248280	10.20	9/8/2020
10.17	Common Stock Purchase Agreement by and among Snowflake Inc. and Berkshire Hathaway Inc., dated as of September 7, 2020.	S-1/A	333-248280	10.21	9/8/2020
21.1	List of Subsidiaries of Snowflake Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

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

Date: March 29, 2023

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

Signature	Title	Date
/s/ Frank Slootman	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2023
Frank Slootman

/s/ Michael P. Scarpelli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2023
Michael P. Scarpelli

/s/ Benoit Dageville	Director	March 29, 2023
Benoit Dageville

/s/ Teresa Briggs	Director	March 29, 2023
Teresa Briggs

/s/ Jeremy Burton	Director	March 29, 2023
Jeremy Burton

/s/ Carl M. Eschenbach	Director	March 29, 2023
Carl M. Eschenbach

/s/ Mark S. Garrett	Director	March 29, 2023
Mark S. Garrett

/s/ Kelly A. Kramer	Director	March 29, 2023
Kelly A. Kramer

/s/ John D. McMahon	Director	March 29, 2023
John D. McMahon

/s/ Michael L. Speiser	Director	March 29, 2023
Michael L. Speiser

/s/ Jayshree V. Ullal	Director	March 29, 2023
Jayshree V. Ullal