Form 10-Q
period 2023-04-30
Snowflake Inc.
filed 2023-06-02
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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

As of May 12, 2023, there were 325.9 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our revenue, expenses, and other operating results, including statements relating to the portion of our remaining performance obligations that we expect to recognize as revenue in future periods;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to maintain and increase consumption on our platform;
•our ability to continue to innovate and make new features generally available to customers;
•our ability to achieve or sustain our profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our growth strategies for, and market acceptance of, our platform (including Snowpark) and the Data Cloud, as well as our ability to execute such strategies;
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
•Unfavorable conditions in our industry or the global economy, reductions in cloud spending, or lower than expected consumption, could limit our ability to grow our business and negatively affect our results of operations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	April 30, 2023	January 31, 2023

Assets
Current assets:
Cash and cash equivalents	$653,014	$939,902
Short-term investments	3,292,514	3,067,966
Accounts receivable, net	352,993	715,821
Deferred commissions, current	69,205	67,901
Prepaid expenses and other current assets	201,821	193,100
Total current assets	4,569,547	4,984,690
Long-term investments	1,090,715	1,073,023
Property and equipment, net	176,433	160,823
Operating lease right-of-use assets	229,394	231,266
Goodwill	711,251	657,370
Intangible assets, net	256,419	186,013
Deferred commissions, non-current	142,751	145,286
Other assets	270,264	283,851
Total assets	$7,446,774	$7,722,322
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,221	$23,672
Accrued expenses and other current liabilities	275,685	269,069
Operating lease liabilities, current	29,190	27,301
Deferred revenue, current	1,560,445	1,673,475
Total current liabilities	1,887,541	1,993,517
Operating lease liabilities, non-current	225,653	224,357
Deferred revenue, non-current	14,152	11,463
Other liabilities	21,443	24,370
Total liabilities	2,148,789	2,253,707
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of April 30, 2023 and January 31, 2023	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized, 326,312 and 323,305 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively; 185,461 Class B shares authorized, zero shares issued and outstanding as of each April 30, 2023 and January 31, 2023	33	32
Treasury stock, at cost; 500 and zero shares held as of April 30, 2023 and January 31, 2023, respectively	(68,299)	—
Additional paid-in capital	8,450,433	8,210,750
Accumulated other comprehensive loss	(30,828)	(38,272)
Accumulated deficit	(3,065,096)	(2,716,074)
Total Snowflake Inc. stockholders’ equity	5,286,243	5,456,436
Noncontrolling interest	11,742	12,179
Total stockholders’ equity	5,297,985	5,468,615
Total liabilities and stockholders’ equity	$7,446,774	$7,722,322
See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2023	2022

Revenue	$623,599	$422,371
Cost of revenue	209,414	147,930
Gross profit	414,185	274,441
Operating expenses:
Sales and marketing	331,558	243,912
Research and development	277,412	150,798
General and administrative	78,453	68,497
Total operating expenses	687,423	463,207
Operating loss	(273,238)	(188,766)
Interest income	43,131	4,759
Other expense, net	(2,562)	(8,481)
Loss before income taxes	(232,669)	(192,488)
Benefit from income taxes	(6,605)	(26,694)
Net loss	(226,064)	(165,794)
Less: net loss attributable to noncontrolling interest	(437)	—
Net loss attributable to Snowflake Inc.	$(225,627)	$(165,794)
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(0.70)	$(0.53)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	324,157	314,361

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022

Net loss	$(226,064)	$(165,794)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1,976)
Net change in unrealized gains (losses) on available-for-sale debt securities	7,444	(28,325)
Total other comprehensive income (loss)	7,444	(30,301)
Comprehensive loss attributable to Snowflake Inc.	$(218,620)	$(196,095)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended April 30, 2023
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2023	323,305	$32	—	$—	$8,210,750	$(38,272)	$(2,716,074)	$5,456,436	$12,179	$5,468,615
Issuance of common stock upon exercise of stock options	2,376	1	—	—	15,332	—	—	15,333	—	15,333
Issuance of common stock under employee stock purchase plan	312	—	—	—	37,065	—	—	37,065	—	37,065
Vesting of early exercised stock options	—	—	—	—	61	—	—	61	—	61
Vesting of restricted stock units	1,862	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(638)	—	—	—	(89,003)	—	—	(89,003)	—	(89,003)
Repurchases of common stock as treasury stock	—	—	(500)	(68,299)	—	—	—	(68,299)	—	(68,299)
Repurchases and retirement of common stock	(905)	—	—	—	—	—	(123,395)	(123,395)	—	(123,395)
Stock-based compensation	—	—	—	—	276,228	—	—	276,228	—	276,228
Other comprehensive income	—	—	—	—	—	7,444	—	7,444	—	7,444
Net loss	—	—	—	—	—	—	(225,627)	(225,627)	(437)	(226,064)
BALANCE—April 30, 2023	326,312	$33	(500)	$(68,299)	$8,450,433	$(30,828)	$(3,065,096)	$5,286,243	$11,742	$5,297,985

	Three Months Ended April 30, 2022
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2022	312,377	$31	—	$—	$6,984,669	$(16,286)	$(1,919,369)	$5,049,045	$—	$5,049,045
Issuance of common stock upon exercise of stock options	2,448	1	—	—	15,129	—	—	15,130	—	15,130
Issuance of common stock under employee stock purchase plan	184	—	—	—	26,094	—	—	26,094	—	26,094
Issuance of common stock in connection with a business combination	1,840	—	—	—	438,916	—	—	438,916	—	438,916
Issuance of common stock in connection with a business combination subject to future vesting	409	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	61	—	—	61	—	61
Vesting of restricted stock units	848	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(292)	—			(54,145)	—	—	(54,145)	—	(54,145)
Stock-based compensation	—	—	—	—	178,988	—	—	178,988	—	178,988
Other comprehensive loss	—	—	—	—	—	(30,301)	—	(30,301)	—	(30,301)
Net loss	—	—	—	—	—	—	(165,794)	(165,794)	—	(165,794)
BALANCE—April 30, 2022	317,814	$32	—	$—	$7,589,712	$(46,587)	$(2,085,163)	$5,457,994	$—	$5,457,994

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(226,064)	$(165,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,163	9,941
Non-cash operating lease costs	12,869	10,091
Amortization of deferred commissions	17,672	13,201
Stock-based compensation, net of amounts capitalized	264,509	172,493
Net amortization (accretion) of premiums (discounts) on investments	(15,331)	8,198
Net unrealized losses on strategic investments in equity securities	2,414	8,859
Deferred income tax	(8,868)	(26,664)
Other	9,978	1,761
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	362,893	266,656
Deferred commissions	(16,440)	(16,718)
Prepaid expenses and other assets	5,527	(57,535)
Accounts payable	(3,093)	4,158
Accrued expenses and other liabilities	(8,542)	(14,217)
Operating lease liabilities	(10,763)	(8,376)
Deferred revenue	(110,480)	(21,441)
Net cash provided by operating activities	299,444	184,613
Cash flows from investing activities:
Purchases of property and equipment	(6,970)	(7,413)
Capitalized internal-use software development costs	(9,341)	(4,804)
Cash paid for business combinations, net of cash, cash equivalents, and restricted cash acquired	(123,112)	(177,925)
Purchases of investments	(1,037,286)	(897,291)
Sales of investments	5,652	10,974
Maturities and redemptions of investments	808,844	886,667
Net cash used in investing activities	(362,213)	(189,792)
Cash flows from financing activities:
Proceeds from exercise of stock options	15,370	15,276
Proceeds from issuance of common stock under employee stock purchase plan	37,065	26,094
Taxes paid related to net share settlement of equity awards	(84,399)	(53,216)
Repurchases of common stock	(191,694)	—
Net cash used in financing activities	(223,658)	(11,846)

	Three Months Ended April 30,
	2023	2022

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	535	(5,098)
Net decrease in cash, cash equivalents, and restricted cash	(285,892)	(22,123)
Cash, cash equivalents, and restricted cash—beginning of period	956,731	1,102,534
Cash, cash equivalents, and restricted cash—end of period	$670,839	$1,080,411
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$8,071	$4,782
Stock-based compensation included in capitalized software development costs	$11,719	$6,291
Issuance of common stock in connection with a business combination	$—	$438,916
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other current liabilities	$4,657	$928
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$653,014	$1,063,401
Restricted cash—included in other assets and prepaid expenses and other current assets	17,825	17,010
Total cash, cash equivalents, and restricted cash	$670,839	$1,080,411
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

2. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on January 31. For example, references to fiscal 2024 refer to the fiscal year ending January 31, 2024.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023, which was filed with the SEC on March 29, 2023.

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2023 and the results of operations for the three months ended April 30, 2023 and 2022, and cash flows for the three months ended April 30, 2023 and 2022. The condensed balance sheet as of January 31, 2023 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended April 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	April 30, 2023	January 31, 2023

United States	$333,764	$329,275
Other(1)	72,063	62,814
Total	$405,827	$392,089
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of April 30, 2023 and January 31, 2023.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023, which was filed with the SEC on March 29, 2023. There have been no significant changes to these policies during the three months ended April 30, 2023.

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations

Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Three Months Ended April 30,
	2023	2022

Product revenue	$590,072	$394,434
Professional services and other revenue	33,527	27,937
Total	$623,599	$422,371

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Three Months Ended April 30,
	2023	2022

Americas:
United States	$482,989	$335,925
Other Americas(1)	16,856	9,126
EMEA(1)(2)	94,890	58,018
Asia-Pacific and Japan(1)	28,864	19,302
Total	$623,599	$422,371
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East, and Africa.

Accounts Receivable, Net

As of April 30, 2023 and January 31, 2023, allowance for credit losses of $2.1 million and $2.2 million was included in the Company’s accounts receivable, net balance, respectively.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of April 30, 2023 and January 31, 2023, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the three months ended April 30, 2023 and 2022.

Deferred Revenue

The Company recognized $494.7 million and $339.1 million of revenue for the three months ended April 30, 2023 and 2022, respectively, from the deferred revenue balances as of January 31, 2023 and 2022, respectively.

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

As of April 30, 2023, the Company’s RPO was $3.4 billion, of which the Company expects approximately 57% to be recognized as revenue in the twelve months ending April 30, 2024 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	April 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$217,323	$—	$—	$217,323
Commercial paper	5,953	—	(2)	5,951
Total cash equivalents	223,276	—	(2)	223,274
Investments:
Corporate notes and bonds	1,904,032	1,374	(17,766)	1,887,640
U.S. government and agency securities	1,132,661	323	(10,498)	1,122,486
Commercial paper	939,214	67	(1,498)	937,783
Certificates of deposit	435,870	117	(667)	435,320
Total investments	4,411,777	1,881	(30,429)	4,383,229
Total cash equivalents and investments	$4,635,053	$1,881	$(30,431)	$4,606,503

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds(1)	$520,138	$—	$—	$520,138
Commercial paper	9,305	—	(1)	9,304
Corporate notes and bonds	6,902	1	—	6,903
Certificates of deposit	3,045	—	(1)	3,044
Total cash equivalents(1)	539,390	1	(2)	539,389
Investments:
Corporate notes and bonds	2,124,454	2,096	(23,470)	2,103,080
Commercial paper	883,023	272	(1,947)	881,348
U.S. government and agency securities	715,949	107	(12,220)	703,836
Certificates of deposit	453,557	278	(1,110)	452,725
Total investments	4,176,983	2,753	(38,747)	4,140,989
Total cash equivalents and investments(1)	$4,716,373	$2,754	$(38,749)	$4,680,378
________________
(1)Includes a reclassification of $141.0 million from cash to cash equivalents for the money market funds balance as of January 31, 2023, as presented in the Annual Report on Form 10-K filed with the SEC on March 29, 2023. Such reclassification did not impact the Company’s consolidated balance sheet as of January 31, 2023 or its consolidated statement of cash flows for the fiscal year ended January 31, 2023.

The Company included $22.9 million and $19.4 million of interest receivable in prepaid expenses and other current assets on the condensed consolidated balance sheets as of April 30, 2023 and January 31, 2023, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of April 30, 2023 and January 31, 2023 because such potential losses were not material.

As of April 30, 2023, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

April 30, 2023
Estimated Fair Value

Due within 1 year	$3,298,465
Due in 1 year to 3 years	1,090,715
Total	$4,389,180

The following tables show the fair values of, and the gross unrealized losses on, the Company’s available-for-sale marketable debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position and aggregated by investment type, on the condensed consolidated balance sheets (in thousands):

	April 30, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$5,951	$(2)	$—	$—	$5,951	$(2)
Total cash equivalents	5,951	(2)	—	—	5,951	(2)
Investments:
Corporate notes and bonds	854,692	(5,770)	674,442	(11,996)	1,529,134	(17,766)
Commercial paper	872,977	(1,498)	—	—	872,977	(1,498)
U.S. government and agency securities	518,522	(1,987)	269,010	(8,511)	787,532	(10,498)
Certificates of deposit	294,143	(667)	—	—	294,143	(667)
Total investments	2,540,334	(9,922)	943,452	(20,507)	3,483,786	(30,429)
Total cash equivalents and investments	$2,546,285	$(9,924)	$943,452	$(20,507)	$3,489,737	$(30,431)

	January 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$9,304	$(1)	$—	$—	$9,304	$(1)
Certificates of deposit	3,044	(1)	—	—	3,044	(1)
Total cash equivalents	12,348	(2)	—	—	12,348	(2)
Investments:
Corporate notes and bonds	899,655	(8,521)	736,431	(14,949)	1,636,086	(23,470)
U.S. government and agency securities	387,207	(3,157)	232,771	(9,063)	619,978	(12,220)
Commercial paper	561,793	(1,947)	—	—	561,793	(1,947)
Certificates of deposit	256,428	(1,110)	—	—	256,428	(1,110)
Total investments	2,105,083	(14,735)	969,202	(24,012)	3,074,285	(38,747)
Total cash equivalents and investments	$2,117,431	$(14,737)	$969,202	$(24,012)	$3,086,633	$(38,749)

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair value of these securities due to credit related factors was not material as of April 30, 2023 and January 31, 2023.

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

The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of April 30, 2023 (in thousands):

	Level 1	Level 2	Total

Cash equivalents:
Money market funds	$217,323	$—	$217,323
Commercial paper	—	5,951	5,951
Short-term investments:
Corporate notes and bonds	—	1,232,949	1,232,949
Commercial paper	—	937,783	937,783
U.S. government and agency securities	—	686,462	686,462
Certificates of deposit	—	435,320	435,320
Long-term investments:
Corporate notes and bonds	—	654,691	654,691
U.S. government and agency securities	—	436,024	436,024
Total	$217,323	$4,389,180	$4,606,503

The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of January 31, 2023 (in thousands):

	Level 1	Level 2	Total

Cash equivalents:
Money market funds(1)	$520,138	$—	$520,138
Commercial paper	—	9,304	9,304
Corporate notes and bonds	—	6,903	6,903
Certificates of deposit	—	3,044	3,044
Short-term investments:
Corporate notes and bonds	—	1,301,296	1,301,296
Commercial paper	—	881,348	881,348
Certificates of deposit	—	445,194	445,194
U.S. government and agency securities	—	440,128	440,128
Long-term investments:
Corporate notes and bonds	—	801,784	801,784
U.S. government and agency securities	—	263,708	263,708
Certificates of deposit	—	7,531	7,531
Total(1)	$520,138	$4,160,240	$4,680,378
________________
(1)Includes a reclassification of $141.0 million from cash to cash equivalents for the money market funds balance as of January 31, 2023, as presented in the Annual Report on Form 10-K filed with the SEC on March 29, 2023. Such reclassification did not impact the Company’s consolidated balance sheet as of January 31, 2023 or its consolidated statement of cash flows for the fiscal year ended January 31, 2023.

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

The following table presents the Company’s strategic investments by type (in thousands):

	April 30, 2023	January 31, 2023

Equity securities:
Non-marketable equity securities under Measurement Alternative	$176,498	$174,248
Non-marketable equity securities under equity method	5,104	5,066
Marketable equity securities	19,708	22,122
Debt securities:
Non-marketable debt securities	1,500	1,500
Total strategic investments—included in other assets	$202,810	$202,936

The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s strategic investments in equity securities held as of April 30, 2023 (in thousands):

	Three Months Ended April 30,
	2023	2022

Marketable equity securities:
Net unrealized losses	$(2,414)	$(8,859)
Total—included in other expense, net	$(2,414)	$(8,859)

No upward or downward adjustments, or impairments, were recorded related to non-marketable equity securities accounted for using the Measurement Alternative for each of the three months ended April 30, 2023 and 2022. The cumulative upward adjustments and the cumulative impairments to the carrying value of these securities held by the Company as of April 30, 2023 were $37.1 million and $38.0 million, respectively.

No realized gains or losses were recognized on the Company’s strategic investments in equity securities during any of periods presented.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	April 30, 2023	January 31, 2023

Leasehold improvements	$60,546	$59,872
Computers, equipment, and software	21,365	20,050
Furniture and fixtures	15,199	14,800
Capitalized internal-use software development costs	50,082	44,059
Construction in progress—capitalized internal-use software development costs	69,516	61,575
Construction in progress—other	13,987	7,313
Total property and equipment, gross	230,695	207,669
Less: accumulated depreciation and amortization(1)	(54,262)	(46,846)
Total property and equipment, net	$176,433	$160,823
________________
(1)Includes $23.3 million and $19.9 million of accumulated amortization related to capitalized internal-use software development costs as of April 30, 2023 and January 31, 2023, respectively.

Depreciation and amortization expense was $7.6 million and $4.6 million for the three months ended April 30, 2023 and 2022, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $3.5 million and $1.5 million for the three months ended April 30, 2023 and 2022, respectively.

During the three months ended April 30, 2023, the Company recognized impairment charges of $7.1 million related to its capitalized internal-use software development costs previously included in construction in-progress that were no longer probable of being completed. Such impairment charges were recorded as research and development expenses on the condensed consolidated statements of operations. No impairment charge was recognized during the three months ended April 30, 2022.

7. Business Combinations

Fiscal 2024

Mountain US Corporation (formerly known as Mobilize.Net Corporation)

On February 10, 2023, the Company acquired all outstanding stock of Mountain US Corporation (formerly known as Mobilize.Net Corporation) (Mountain), a privately-held company which provides a premier suite of tools for efficiently migrating databases to the Data Cloud, for preliminary consideration of $76.3 million in cash. The Company acquired Mountain primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

The following table summarizes the preliminary allocation of purchase consideration to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$11,594
Goodwill	45,450
Developed technology intangible asset	33,000	5
Other net tangible liabilities	(6,669)
Deferred tax liabilities, net(1)	(7,114)
Total	$76,261
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

The excess of purchase consideration over the preliminary fair value of identifiable net assets acquired was recorded as goodwill, which is not deductible for income tax purposes. The Company believes the goodwill balance associated with this business combination represents the synergies expected from strengthening enablement capabilities and the acceleration of legacy migrations to the Data Cloud, as well as expanding the Company’s professional services footprint.

LeapYear Technologies, Inc.

On February 10, 2023, the Company acquired all outstanding stock of LeapYear Technologies, Inc. (LeapYear), a privately-held company which provides a differential privacy platform, for preliminary consideration of $62.0 million in cash. The Company acquired LeapYear primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

The following table summarizes the preliminary allocation of purchase consideration to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash, cash equivalents, and restricted cash	$3,563
Goodwill	8,431
Developed technology intangible asset	53,000	5
Other net tangible liabilities	(1,434)
Deferred tax liabilities, net(1)	(1,552)
Total	$62,008
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

Acquisition-related costs associated with the Company’s fiscal 2024 business combinations, recorded as general and administrative expenses, were not material for the three months ended April 30, 2023.

From the date of acquisitions through April 30, 2023, revenue attributable to Mountain and LeapYear, included in the Company’s condensed consolidated statements of operations for the three months ended April 30, 2023, was not material. It was impracticable to determine the effect on the Company's net loss attributable to Mountain and LeapYear as these operations have been integrated into the Company's ongoing operations since the date of acquisitions. Pro forma financial information has not been presented as the effects of the Mountain and LeapYear business combinations were not material to the Company’s condensed consolidated financial statements.

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

In addition, in connection with this business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s Class A common stock in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares are accounted for as post-combination stock-based compensation over the requisite service period of three years. See Note 11 for further discussion.

The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values. The allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

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

The excess of purchase consideration over the fair value of identifiable net assets acquired was recorded as goodwill, which is not deductible for income tax purposes. The Company believes the goodwill balance associated with this business combination represents the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings.

Acquisition-related costs of $1.9 million associated with this business combination were recorded as general and administrative expenses during the three months ended April 30, 2022.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Streamlit, as if Streamlit had been acquired as of February 1, 2021 (in thousands):

Pro Forma
Three Months Ended April 30, 2022

(unaudited)
Revenue	$422,393
Net loss	$(214,159)

The pro forma financial information presented above has been calculated after adjusting the results of operations of Streamlit to reflect certain business combination effects, including the amortization of the acquired intangible asset, stock-based compensation, income tax impact, and acquisition-related costs incurred by both the Company and Streamlit as though this business combination occurred as of February 1, 2021, the beginning of the Company’s fiscal 2022. The historical condensed consolidated financial information has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to the business combination, reasonably estimable, and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if this business combination had taken place as of February 1, 2021.

8. Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	April 30, 2023
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developer community	$150,000	$(32,513)	$117,487
Developed technology	134,332	(15,732)	118,600
Assembled workforce	28,252	(12,762)	15,490
Patents	8,874	(4,858)	4,016
Other	47	(47)	—
Total finite-lived intangible assets	$321,505	$(65,912)	$255,593
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$256,419

	January 31, 2023
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developer community	$150,000	$(25,206)	$124,794
Developed technology	48,332	(9,608)	38,724
Assembled workforce	28,252	(11,036)	17,216
Patents	8,874	(4,421)	4,453
Other	47	(47)	—
Total finite-lived intangible assets	$235,505	$(50,318)	$185,187
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$186,013

Amortization expense of intangible assets was $15.6 million and $5.3 million for the three months ended April 30, 2023 and 2022, respectively.

As of April 30, 2023, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
Remainder of 2024	$49,673
2025	65,018
2026	58,840
2027	54,687
2028	26,951
Thereafter	424
Total	$255,593
Goodwill

Changes in goodwill were as follows (in thousands):

Amount

Balance—January 31, 2023	$657,370
Additions	53,881
Balance—April 30, 2023	$711,251

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2023	January 31, 2023

Accrued compensation	$112,538	$123,173
Liabilities associated with sales, marketing and business development programs	49,041	23,444
Accrued third-party cloud infrastructure expenses	30,722	26,535
Accrued taxes	16,037	20,003
Accrued professional services	11,576	11,776
Employee contributions under employee stock purchase plan	10,401	36,648
Accrued purchases of property and equipment	4,218	3,876
Other	41,152	23,614
Total accrued expenses and other current liabilities	$275,685	$269,069

10. Commitments and Contingencies

Operating Leases—The Company leases its facilities for office space under non-cancelable operating leases with various expiration dates through fiscal 2035. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2030. Such subleases have all been classified as operating leases. Sublease income is recorded as a reduction to the Company’s operating lease costs. Sublease income was $3.1 million and $3.4 million for the three months ended April 30, 2023 and 2022, respectively.

As of April 30, 2023, the Company had committed $37.0 million to a lease signed but not yet commenced. This lease will commence in fiscal 2024, with a lease term of 8.5 years that includes an early termination option.

Other Contractual Commitments—Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level. There were no material contractual obligations that were entered into during the three months ended April 30, 2023 that were outside the ordinary course of business.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three months ended April 30, 2023 and 2022.

Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

Letters of Credit—As of April 30, 2023, the Company had a total of $17.8 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, non-employee directors, and certain other employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three months ended April 30, 2023 and 2022, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions were not material.

11. Equity

Common Stock—The Company had reserved shares of common stock for future issuance as follows (in thousands):

	April 30, 2023	January 31, 2023

2012 Equity Incentive Plan:
Options outstanding	32,786	35,212
Restricted stock units outstanding	2,048	2,521
2020 Equity Incentive Plan:
Options outstanding	642	642
Restricted stock units outstanding	18,496	13,039
Shares available for future grants	62,996	52,989
2020 Employee Stock Purchase Plan:
Shares available for future grants	13,967	11,046
Total shares of common stock reserved for future issuance	130,935	115,449

Stock Repurchase Program and Treasury Stock—In February 2023, the Company’s board of directors authorized a stock repurchase program of up to $2.0 billion of its outstanding common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The program is funded using the Company’s working capital and will expire in March 2025. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

The following table summarizes the stock repurchase activity under the Company’s stock repurchase program (in thousands, except per share data):

Three Months Ended April 30, 2023

Number of shares repurchased	1,405
Weighted-average price per share(1)	$136.39
Aggregate purchase price(1)	$191,694
________________
(1)Includes transaction costs associated with the repurchases.

As of April 30, 2023, $1.8 billion remained available for future stock repurchases under the stock repurchase program. The first 0.5 million shares repurchased during the three months ended April 30, 2023 were recorded in treasury stock as a reduction to the stockholders’ equity on the condensed consolidated balance sheets. All subsequent repurchases of common stock were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price (including associated transaction costs) over par value was recorded entirely to retained earnings (accumulated deficit) on the condensed consolidated balance sheets.

Equity Incentive Plans—The Company’s 2020 Equity Incentive Plan (2020 Plan), which became effective in connection with its Initial Public Offering (IPO), provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (RSUs), performance awards and other forms of equity compensation (collectively, equity awards). All shares that remain available for future grants are under the 2020 Plan.

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

On February 1, 2023, the shares available for grant under the 2020 Plan and the 2020 ESPP were automatically increased by 16.2 million shares and 3.2 million shares, respectively, pursuant to the annual evergreen increase provisions under the 2020 Plan and the 2020 ESPP.

Stock Options—Stock options granted under the 2012 Plan and the 2020 Plan (collectively, the Plans) generally vest based on continued service over four years and expire ten years from the date of grant. Certain stock options granted under the 2012 Plan are exercisable at any time following the date of grant and expire ten years from the date of grant.

A summary of stock option activity and activity regarding shares available for grant under the Plans during the three months ended April 30, 2023 is as follows:

	Shares Available for Grant (in thousands)	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2023	52,989	35,854	$11.27	5.9	$5,237,549
Shares authorized	16,165	—
Options exercised	—	(2,376)	$6.45
Options canceled	50	(50)	$5.38
RSUs granted	(7,318)	—
Shares withheld related to net share settlement of RSUs	638	—
RSUs forfeited	472	—
Balance—April 30, 2023	62,996	33,428	$11.63	5.7	$4,599,537
Vested and exercisable as of April 30, 2023		30,487	$8.69	5.6	$4,259,886

No options were granted during the three months ended April 30, 2023. The weighted-average grant-date fair value of options granted during the three months ended April 30, 2022 was $101.66 per share. The intrinsic value of options exercised in the three months ended April 30, 2023 and 2022 was $321.7 million and $509.9 million, respectively. The aggregate grant-date fair value of options that vested during the three months ended April 30, 2023 and 2022 was $16.5 million and $19.9 million, respectively.

RSUs—RSUs granted under the 2012 Plan had both service-based and performance-based vesting conditions, of which the performance-based vesting condition was satisfied upon the effectiveness of the IPO in September 2020. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. Stock-based compensation associated with RSUs granted under the 2012 Plan was recognized using an accelerated attribution method from the time it was deemed probable that the vesting condition was met through the time the service-based vesting condition had been achieved. RSUs granted under the 2020 Plan generally only contain the service-based vesting condition as described above, and the related stock-based compensation for such RSUs is recognized on a straight-line basis over the requisite service period.

During the three months ended April 30, 2023, the Company granted, under the 2020 Plan, RSUs that have both service-based and performance-based vesting conditions (PRSUs) to its executive officers and certain other members of its senior leadership team. The service-based vesting condition for these PRSUs is satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance targets set by the compensation committee of the board of directors of the Company. The ultimate number of PRSUs earned and eligible to vest ranges between 0% to 120% of the target number of PRSUs granted based on the weighted-average achievement of such Company annual performance metrics for the fiscal year ending January 31, 2024. Stock-based compensation associated with these PRSUs is recognized using an accelerated attribution method over the requisite service period, based on the probability of the performance condition being satisfied, which is assessed periodically by the Company. For the three months ended April 30, 2023, the Company recognized stock-based compensation of $3.9 million associated with these PRSUs.

A summary of RSU activity, inclusive of PRSU activity, during the three months ended April 30, 2023 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2023	15,560	$181.17
Granted(1)	7,318	$143.56
Vested	(1,862)	$188.47
Forfeited	(472)	$179.39
Unvested Balance—April 30, 2023	20,544	$167.15
________________
(1)Includes 0.5 million PRSUs granted at 120% of the target number of PRSUs, which represents the maximum number of PRSUs that may be earned and eligible to vest with respect to these awards over their full term.

Restricted Common Stock—Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

As discussed in Note 7, during the three months ended April 30, 2022, in connection with the Streamlit business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s common stock outside of the Plans in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares are accounted for as post-combination stock-based compensation over the requisite service period of three years. As of April 30, 2023, 0.3 million shares remained unvested.

A summary of restricted common stock activity during the three months ended April 30, 2023 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2023	428	$219.26
Vested	(142)	$199.28
Unvested Balance—April 30, 2023	286	$229.13

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the fair value of stock options granted to employees during the three months ended April 30, 2022:

Three Months Ended April 30, 2022

Expected term (in years)	6.0
Expected volatility	50.0%
Risk-free interest rate	1.8%
Expected dividend yield	—%

No stock options were granted during the three months ended April 30, 2023.

Expected term—For stock options considered to be “plain vanilla” options, the Company estimates the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as the Company’s historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term.

Expected volatility—The Company uses the average volatility of its Class A common stock and the stocks of a peer group of representative public companies to develop an expected volatility assumption.

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

The following table summarizes the assumptions used in estimating the fair value of employee stock purchase rights granted under the 2020 ESPP during the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
	2023	2022

Expected term (in years)	0.5	0.5
Expected volatility	71.3%	58.9%
Risk-free interest rate	4.7%	0.9%
Expected dividend yield	—%	—%

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended April 30,
	2023	2022

Cost of revenue	$30,462	$22,635
Sales and marketing	72,295	52,469
Research and development	136,417	73,593
General and administrative	25,335	23,796
Stock-based compensation, net of amounts capitalized	264,509	172,493
Capitalized stock-based compensation	11,719	6,495
Total stock-based compensation	$276,228	$178,988

As of April 30, 2023, total compensation cost related to unvested stock-based awards not yet recognized was $3.1 billion, which will be recognized over a weighted-average period of 3.1 years.

12. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of 2.8% and 13.9% for the three months ended April 30, 2023 and 2022, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of April 30, 2023, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2017 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three months ended April 30, 2023 and 2022. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. None of the unrecognized tax benefits are currently expected to impact the Company’s effective tax rate, if realized, as a result of the full valuation allowance.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on stock repurchases. For the three months ended April 30, 2023, the Inflation Act had no material impact to the Company, including its stock repurchase program. The Company is continuing to evaluate the various provisions of the Inflation Act and does not anticipate the impact, if any, will be material to the Company.

13. Net Loss per Share

Basic and diluted net loss per share attributable to Snowflake Inc. Class A common stockholders is computed in conformity with the two-class method required for participating securities. The Company considers unvested common stock to be participating securities, as the holders of such stock have the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend is declared on common stock.

Basic net loss per share attributable to Snowflake Inc. Class A common stockholders is computed by dividing net loss attributable to Snowflake Inc. Class A common stockholders by the weighted-average number of shares of Snowflake Inc. Class A common stock outstanding during the period. Diluted net loss per share attributable to Snowflake Inc. Class A common stockholders is computed by giving effect to all potentially dilutive Snowflake Inc. Class A common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, RSUs, restricted common stock, early exercised stock options, and employee stock purchase rights under the 2020 ESPP are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A common stockholders as their effect is anti-dilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. Class A common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2023	2022

Numerator:
Net loss	$(226,064)	$(165,794)
Less: net loss attributable to noncontrolling interest	(437)	—
Net loss attributable to Snowflake Inc. Class A common stockholders	$(225,627)	$(165,794)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	324,157	314,361
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(0.70)	$(0.53)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2023	2022

Stock options	33,428	39,837
RSUs	20,544	14,200
Unvested restricted common stock and early exercised stock options	298	738
Employee stock purchase rights under the 2020 ESPP	80	46
Total	54,350	54,821

14. Subsequent Event
On May 26, 2023, the Company acquired all outstanding stock of Neeva Inc., a privately-held company which provides search technology powered by language models, for approximately $150 million in cash, subject to customary purchase price adjustments. The Company is currently evaluating the purchase price allocation for this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and (2) our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2023 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 29, 2023. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our cloud-native architecture consists of three independently scalable but logically integrated layers across compute, storage, and cloud services. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data to create a unified data record. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 40 regional deployments around the world. These deployments are generally interconnected to deliver the Data Cloud, enabling a consistent, global user experience.

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

Our go-to-market strategy is focused on acquiring new customers and driving continued use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 151% and 158% as of April 30, 2023 and January 31, 2023, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of April 30, 2023, we had 8,167 total customers, increasing from 7,850 customers as of January 31, 2023. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of April 30, 2023, our customers included 590 of the Forbes Global 2000, based on the 2022 Forbes Global 2000 list, and those customers contributed approximately 41% of our revenue for the three months ended April 30, 2023. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

Impact of Macroeconomic Conditions

Our business and financial condition have been, and may continue to be, impacted by adverse macroeconomic conditions, including higher inflation, higher interest rates, and fluctuations or volatility in capital markets or foreign currency exchange rates. These conditions are causing customers to rationalize budgets, prioritize cash flow management, including through shortened contract duration, and optimize consumption, including by reducing storage through shorter data retention policies. We are continuing to monitor the actual and potential effects of general macroeconomic conditions across our business. For additional details, see the section titled “Risk Factors.”

Stock Repurchase Program

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. The program is funded using our working capital and will expire in March 2025. During the three months ended April 30, 2023, we repurchased approximately 1.4 million shares of our outstanding common stock for an aggregate purchase price of approximately $191.7 million, including transaction costs, at a weighted-average price of $136.39 per share. All repurchases were made in open market transactions. As of April 30, 2023, $1.8 billion remained available for future share repurchases under the stock repurchase program. See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Business Combinations

On February 10, 2023, we acquired (i) all outstanding stock of Mountain US Corporation (formerly known as Mobilize.Net Corporation) (Mountain), a privately-held company which provides a premier suite of tools for efficiently migrating databases to the Data Cloud, for $76.3 million in cash, and (ii) all outstanding stock of LeapYear Technologies, Inc. (LeapYear), a privately-held company which provides a differential privacy platform, for $62.0 million in cash.

The results of operations of these business combinations have been included in our condensed consolidated financial statements from the respective dates of acquisition. See Note 7, “Business Combinations,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding these business combinations.

Key Factors Affecting Our Performance

Adoption of our Platform and Expansion of the Data Cloud

Our future success depends in large part on the market adoption of our platform, including new product functionality such as Snowpark. While we see growing demand for our platform, particularly from large enterprises, many of these organizations have invested substantial technical, financial, and personnel resources in their legacy database products or big data offerings, despite their inherent limitations. In addition, due to adverse macroeconomic conditions, many customers are attempting to rationalize budgets, prioritize cash flow management, and optimize consumption. While this makes it difficult to predict customer adoption rates and future demand, we believe that the benefits of our platform put us in a strong position to capture the significant market opportunity ahead.

Our platform powers the Data Cloud, a network of data providers, data consumers, and data application developers that enables our customers to securely share, monetize, and acquire live data sets and data products. The Data Cloud includes access to Snowflake Marketplace, through which customers can access or acquire third-party data sets and other data products. Our future growth is increasingly dependent on our ability to increase consumption of our platform by building and expanding the Data Cloud.

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

Once deployed, our customers often expand their use of our platform more broadly within the enterprise and across their ecosystem of customers and partners as they migrate more data to the public cloud, identify new use cases, and realize the benefits of our platform and the Data Cloud. However, because we generally recognize product revenue on consumption and not ratably over the term of the contract, we do not have visibility into the timing of revenue recognition from any particular customer. In any given period, there is a risk that customer consumption of our platform will be slower than we expect, including in response to adverse macroeconomic conditions, which may cause fluctuations in our revenue and results of operations. New software releases or hardware improvements, like better storage compression and cloud infrastructure processor improvements, may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads. To the extent these improvements do not result in an offsetting increase in new workloads, we may experience lower revenue. In addition, from April 2023 through the date of this filing, we experienced lower than expected consumption. Our ability to increase usage of our platform by, and sell additional contracted capacity to, existing customers, and, in particular, large enterprise customers, will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, macroeconomic conditions, overall changes in our customers’ spending levels, customers’ attempts to optimize their consumption, the effectiveness of our and our partners’ efforts to help our customers realize the benefits of our platform, and the extent to which customers migrate new workloads to our platform over time, including data science, artificial intelligence, and machine learning workloads.

Acquiring New Customers

We believe there is a substantial opportunity to further grow our customer base by continuing to make significant investments in sales and marketing and brand awareness. Our ability to attract new customers will depend on a number of factors, including the productivity of our sales organization, competitive dynamics in our target markets, changes in our customers’ spending and platform consumption in response to market uncertainty, and our ability to build and maintain partner relationships, including with global system integrators, resellers, and technology partners. While our platform is built for organizations of all sizes, we focus our selling efforts on large enterprise customers and customers with vast amounts of data, and providing industry-specific solutions. We may not achieve anticipated revenue growth if we are unable to hire, develop, integrate, and retain talented and effective sales personnel; if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time; or if our sales and marketing programs are not effective.

Investing in Growth and Scaling our Business

We are focused on our long-term revenue potential, and believe that our market opportunity is large. We will continue to invest significantly in research and development to improve our platform, including in the areas of data science, artificial intelligence, and machine learning. In addition, we are focused on expanding our business both domestically and internationally. As part of these efforts, we are investing in meeting the needs of organizations in geographies and specialized industries that have heightened data requirements, including with respect to data localization, privacy, and security. We intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity, while also focusing on profitability and cash flow.

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

The following tables present a summary of key business metrics for the periods presented:

	Three Months Ended
	April 30, 2023	January 31, 2023	October 31, 2022	July 31, 2022	April 30, 2022

Product revenue (in millions)	$590.1	$555.3	$522.8	$466.3	$394.4
Free cash flow (non-GAAP) (in millions)(1)(2)	$283.1	$205.3	$65.0	$53.8	$172.4

	April 30, 2023	January 31, 2023	October 31, 2022	July 31, 2022	April 30, 2022

Customers with trailing 12-month product revenue greater than $1 million(3)	373	330	287	247	207
Net revenue retention rate(3)	151%	158%	165%	171%	174%
Forbes Global 2000 customers(3)	590	580	559	528	513
Remaining performance obligations (in millions)(4)	$3,409.0	$3,660.5	$3,003.1	$2,715.7	$2,610.0
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in millions):

	Three Months Ended
	April 30, 2023	January 31, 2023	October 31, 2022	July 31, 2022	April 30, 2022

Net cash paid on payroll tax-related items on employee stock transactions	$3.8	$10.0	$0.1	$4.8	$9.0
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $84.4 million and $53.2 million for the three months ended April 30, 2023 and 2022, respectively, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of non-GAAP free cash flow. See the section titled “Free Cash Flow” for a reconciliation of non-GAAP free cash flow to the most directly comparable financial measure calculated in accordance with GAAP.
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
(4)As of April 30, 2023, our remaining performance obligations were approximately $3.4 billion, of which we expect approximately 57% to be recognized as revenue in the twelve months ending April 30, 2024 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 1.8 years as of April 30, 2023. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.

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

Net Revenue Retention Rate

We believe the growth in use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We monitor our dollar-based net revenue retention rate to measure this growth. To calculate this metric, we first specify a measurement period consisting of the trailing two years from our current period end. Next, we define as our measurement cohort the population of customers under capacity contracts that used our platform at any point in the first month of the first year of the measurement period. The cohorts used to calculate net revenue retention rate include end-customers under a reseller arrangement. We then calculate our net revenue retention rate as the quotient obtained by dividing our product revenue from this cohort in the second year of the measurement period by our product revenue from this cohort in the first year of the measurement period. Any customer in the cohort that did not use our platform in the second year remains in the calculation and contributes zero product revenue in the second year. Our net revenue retention rate is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our net revenue retention rate for historical periods reflecting these adjustments. Since we will continue to attribute the historical product revenue to the consolidated contract, consolidation of capacity contracts within a customer’s organization typically will not impact our net revenue retention rate unless one of those customers was not a customer at any point in the first month of the first year of the measurement period. We expect our net revenue retention rate to decrease over the long-term as customers that have consumed our platform for an extended period of time become a larger portion of both our overall customer base and our product revenue that we use to calculate net revenue retention rate, and as their consumption growth primarily relates to existing use cases rather than new use cases. In addition, we have recently seen, and may continue to see, impacts on customer consumption patterns due to holidays and certain of our customers increasing their consumption of our platform at a slower pace than expected, which may negatively impact our net revenue retention rate in future periods.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	April 30, 2023	January 31, 2023	October 31, 2022	July 31, 2022	April 30, 2022

Net cash provided by operating activities	$299,444	$217,316	$79,277	$64,433	$184,613
Less: purchases of property and equipment	(6,970)	(5,362)	(8,505)	(3,848)	(7,413)
Less: capitalized internal-use software development costs	(9,341)	(6,693)	(5,779)	(6,736)	(4,804)
Free cash flow (non-GAAP)(1)(2)	$283,133	$205,261	$64,993	$53,849	$172,396
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in thousands):

	Three Months Ended
	April 30, 2023	January 31, 2023	October 31, 2022	July 31, 2022	April 30, 2022

Net cash paid on payroll tax-related items on employee stock transactions	$3,785	$10,034	$52	$4,796	$9,045
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $84.4 million and $53.2 million for the three months ended April 30, 2023 and 2022, respectively, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow.

Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. As a result, we have historically seen higher free cash flow in the first and fourth fiscal quarters of each year.

Components of Results of Operations

Revenue

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to initial consumption as part of customer onboarding and, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented approximately 2% of our revenue for each of the three months ended April 30, 2023 and 2022.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented less than 1% of our revenue for each of the three months ended April 30, 2023 and 2022.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the three months ended April 30, 2023 is 1.7 years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

Cost of professional services and other revenue. Cost of professional services and other revenue consists primarily of personnel-related costs associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation, amortization of an acquired developed technology intangible asset, and costs of contracted third-party partners and software tools.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended April 30,
	2023	2022

Revenue	$623,599	$422,371
Cost of revenue(1)	209,414	147,930
Gross profit	414,185	274,441
Operating expenses(1):
Sales and marketing	331,558	243,912
Research and development	277,412	150,798
General and administrative	78,453	68,497
Total operating expenses	687,423	463,207
Operating loss	(273,238)	(188,766)
Interest income	43,131	4,759
Other expense, net	(2,562)	(8,481)
Loss before income taxes	(232,669)	(192,488)
Benefit from income taxes	(6,605)	(26,694)
Net loss	(226,064)	(165,794)
Less: net loss attributable to noncontrolling interest	(437)	—
Net loss attributable to Snowflake Inc.	$(225,627)	$(165,794)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended April 30,
	2023	2022

Cost of revenue	$30,462	$22,635
Sales and marketing	72,295	52,469
Research and development	136,417	73,593
General and administrative	25,335	23,796
Total stock-based compensation	$264,509	$172,493

The overall increase in stock-based compensation for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, was primarily attributable to additional equity awards granted to existing and new employees, partially offset by a decrease in stock-based compensation associated with restricted stock unit awards (RSUs) granted prior to our Initial Public Offering (IPO). RSUs granted prior to our IPO had both a service-based and a performance-based vesting condition and, as a result, we recognized stock-based compensation associated with such RSUs using an accelerated attribution method.

As of April 30, 2023, total compensation cost related to unvested stock-based awards not yet recognized was $3.1 billion, which will be recognized over a weighted-average period of 3.1 years. See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended April 30,
	2023	2022

Revenue	100%	100%
Cost of revenue(1)	34	35
Gross profit	66	65
Operating expenses(1):
Sales and marketing	53	58
Research and development	44	36
General and administrative	13	16
Total operating expenses	110	110
Operating loss	(44)	(45)
Interest income	7	1
Other expense, net	—	(2)
Loss before income taxes	(37)	(46)
Benefit from income taxes	(1)	(7)
Net loss	(36)	(39)
Less: net loss attributable to noncontrolling interest	—	—
Net loss attributable to Snowflake Inc.	(36%)	(39%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended April 30,
	2023	2022

Cost of revenue	5%	6%
Sales and marketing	12	12
Research and development	21	17
General and administrative	4	6
Total stock-based compensation	42%	41%

Comparison of the Three Months Ended April 30, 2023 and 2022

Revenue

	Three Months Ended April 30,
	2023	2022	% Change

	(dollars in thousands)
Revenue:
Product	$590,072	$394,434	50%
Professional services and other	33,527	27,937	20%
Total	$623,599	$422,371	48%
Percentage of revenue:
Product	95%	93%
Professional services and other	5%	7%
Total	100%	100%

Product revenue increased $195.6 million for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 151% as of April 30, 2023.

We had 373 customers with product revenue of greater than $1 million for the trailing 12 months ended April 30, 2023, an increase from 207 customers as of April 30, 2022. Such customers represented approximately 64% and 57% of our product revenue for the trailing 12 months ended April 30, 2023 and 2022, respectively. Within these customers, we had 69 and 21 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended April 30, 2023. For each of the three months ended April 30, 2023 and 2022, approximately 98% of our revenue was derived from existing customers under capacity arrangements. The remainder was derived from on-demand arrangements and new customers under capacity arrangements for each of the three months ended April 30, 2023 and 2022. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $5.6 million for the three months ended April 30, 2023, compared to the same periods in the prior year, as we continued to expand our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended April 30,
	2023	2022	% Change

	(dollars in thousands)
Cost of revenue:
Product	$159,378	$111,411	43%
Professional services and other	50,036	36,519	37%
Total cost of revenue	$209,414	$147,930	42%
Gross profit (loss):
Product	$430,694	$283,023	52%
Professional services and other	(16,509)	(8,582)	92%
Total gross profit	$414,185	$274,441	51%
Gross margin:
Product	73%	72%
Professional services and other	(49%)	(31%)
Total gross margin	66%	65%
Headcount (at period end)
Product	383	257
Professional services and other	524	387
Total headcount	907	644

Cost of product revenue increased $48.0 million for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, primarily due to an increase of $29.5 million in third-party cloud infrastructure expenses as a result of increased customer consumption. Personnel-related costs and allocated overhead costs also increased $11.0 million for the three months ended April 30, 2023, compared to the same period in the prior year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to existing and new employees. The remaining increase in cost of product revenue was primarily driven by an increase of $5.6 million in amortization of acquired developed technology intangible assets and internal-use software development costs.

Our product gross margin was 73% and 72% for the three months ended April 30, 2023 and 2022, respectively. The slight improvement was primarily due to (i) higher volume-based discounts for our purchases of third-party cloud infrastructure, and (ii) increased cost efficiency as a result of cloud infrastructure processor improvements. While we expect our product gross margin to remain relatively flat for the fiscal year ending January 31, 2024, a number of factors could hinder any improvement in our product gross margin, including (i) fluctuations in the mix and timing of customers’ consumption, which is inherently variable at our customers’ discretion, (ii) whether or not a customer contracts with us through our marketplace listings, (iii) our discounting practices, including as a result of changes to the competitive environment, and (iv) the extent of our investments in our operations, including performance improvements that may make our platform or the underlying cloud infrastructure more efficient.

Cost of professional services and other revenue increased $13.5 million for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, primarily due to an increase of $10.9 million in personnel-related costs and allocated overhead costs, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to existing and new employees. The remaining increase in cost of professional services and other revenue was attributable to the amortization of an acquired developed technology intangible asset as a result of the Mountain business combination completed in February 2023.

Professional services and other gross margin declined for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, primarily due to overall increased costs from scaling our professional services organization, including increased headcount and amortization of an acquired developed technology intangible asset as a result of the Mountain business combination. However, we do not believe the year-over-year changes in professional services and other gross margins are meaningful given that our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Three Months Ended April 30,
	2023	2022	% Change

	(dollars in thousands)
Sales and marketing	$331,558	$243,912	36%
Percentage of revenue	53%	58%
Headcount (at period end)	2,866	2,247

Sales and marketing expenses increased $87.6 million for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, primarily due to an increase of $63.9 million in personnel-related costs (excluding commission expenses) and allocated overhead costs, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to existing and new employees. Expenses associated with sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions, also increased $9.2 million for the three months ended April 30, 2023, compared to the same period in the prior year, primarily due to increases in customers' consumption of our platform.

Advertising costs and other expenses associated with our sales, marketing and business development programs also increased $8.0 million for the three months ended April 30, 2023, compared to the same period in the prior year, primarily driven by increased expenses related to in-person sales and marketing events. The remaining increase in sales and marketing expenses was attributable to a $4.8 million increase in amortization of an acquired developer community intangible asset as a result of the Streamlit business combination completed in March 2022.

Research and Development

	Three Months Ended April 30,
	2023	2022	% Change

	(dollars in thousands)
Research and development	$277,412	$150,798	84%
Percentage of revenue	44%	36%
Headcount (at period end)	1,612	890

Research and development expenses increased $126.6 million for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, primarily due to an increase of $108.5 million in personnel-related costs and allocated overhead costs, as a result of increased stock-based compensation, headcount, and overall costs to support the growth in our business. The increase in personnel-related costs included a $62.8 million increase in stock-based compensation for the three months ended April 30, 2023, primarily related to additional equity awards granted to existing and new employees.

The remaining increase in research and development expenses was primarily attributable to (i) impairment charges of $7.1 million, recognized during three months ended April 30, 2023, related to our capitalized internal-use software development costs previously included in construction in progress that were no longer probable of being completed, and (ii) an increase of $5.7 million in third-party cloud infrastructure expenses incurred in developing our platform.

General and Administrative

	Three Months Ended April 30,
	2023	2022	% Change

	(dollars in thousands)
General and administrative	$78,453	$68,497	15%
Percentage of revenue	13%	16%
Headcount (at period end)	925	778

General and administrative expenses increased $10.0 million for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, primarily due to an increase of $6.1 million in personnel-related costs and allocated overhead costs, as a result of increased headcount, stock-based compensation, and overall costs to support the growth in our business.

The remaining increase in general and administrative expense was attributable to increased outside services, primarily related to external legal, accounting, and other professional service fees, and other corporate expenses to support the normal course of operations and our continued growth.

Interest Income

	Three Months Ended April 30,
	2023	2022	% Change

	(dollars in thousands)
Interest income	$43,131	$4,759	806%

Interest income increased $38.4 million for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, primarily due to higher yields on our investments in available-for-sale marketable debt securities as a result of increased interest rates.

Other Expense, Net

	Three Months Ended April 30,
	2023	2022	% Change

	(dollars in thousands)
Net unrealized losses on strategic investments in equity securities	$(2,414)	$(8,859)	(73%)
Other	(148)	378	(139%)
Other expense, net	$(2,562)	$(8,481)	(70%)

Other expense, net decreased $5.9 million for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, primarily due to a decrease in net unrealized losses recorded on our strategic investments in marketable equity securities.

Benefit from Income Taxes

	Three Months Ended April 30,
	2023	2022	% Change

	(dollars in thousands)
Loss before income taxes	$(232,669)	$(192,488)	21%
Benefit from income taxes	(6,605)	(26,694)	(75%)
Effective tax rate	2.8%	13.9%

Our benefit from income taxes decreased $20.1 million for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, primarily due to the partial release of a valuation allowance as a result of the Streamlit business combination completed in March 2022.

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

Liquidity and Capital Resources

As of April 30, 2023, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $5.0 billion. Our investments primarily consist of corporate notes and bonds, U.S. government and agency securities, commercial paper, certificates of deposit, and money market funds.

As of April 30, 2023, our RPO was $3.4 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, which are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

Our primary source of cash is payments received from our customers. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses, sales and marketing expenses, overhead costs, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our authorized stock repurchase program. As of April 30, 2023, our material cash requirements from known contractual obligations and commitments related primarily to (i) third-party cloud infrastructure agreements, (ii) operating leases for office facilities, and (iii) subscription arrangements used to facilitate our operations at the enterprise level. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. For the three months ended April 30, 2023, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, which was filed with the SEC on March 29, 2023. See Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

During the three months ended April 30, 2023, we paid an aggregate of $123.1 million in cash for the Mountain and LeapYear business combinations, net of cash, cash equivalents, and restricted cash acquired.

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The program is funded using our working capital and will expire in March 2025. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. During the three months ended April 30, 2023, we repurchased 1.4 million shares of our outstanding common stock for an aggregate purchase price of $191.7 million, including transaction costs, at a weighted-average price of $136.39 per share. All repurchases were made in open market transactions. As of April 30, 2023, $1.8 billion remained available for future repurchases under the stock repurchase program. See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

In March 2023, we entered into a lease agreement related to a new office facility located outside of the United States for a total commitment of $37.0 million. The lease will commence in the fiscal year ending January 31, 2024, with a lease term of 8.5 years that includes an early termination option.

On May 26, 2023, we acquired all outstanding stock of Neeva Inc., a privately-held company which provides search technology powered by language models, for approximately $150 million in cash, subject to customary purchase price adjustments. We are currently evaluating the purchase price allocation for this transaction.

We believe that our existing cash, cash equivalents, and short-term and long-term investments, as well as cash flows expected to be generated by our operations, will be sufficient to support our working capital and capital expenditure requirements, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our authorized stock repurchase program, for the next 12 months and beyond. Our future capital requirements will depend on many factors, including our revenue growth rate, expenditures related to our headcount growth, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, as a result of those arrangements or the general expansion of our business, be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended April 30,
	2023	2022

Net cash provided by operating activities	$299,444	$184,613
Net cash used in investing activities	$(362,213)	$(189,792)
Net cash used in financing activities	$(223,658)	$(11,846)

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (iii) amortization of deferred commissions, (iv) net amortization (accretion) of premiums (discounts) on investments, (v) amortization of operating lease right-of-use assets, (vi) net unrealized losses on strategic investments in equity securities, and (vii) deferred income tax benefit or expense, and changes in operating assets and liabilities during each period.

For the three months ended April 30, 2023, net cash provided by operating activities was $299.4 million, primarily consisting of our net loss of $226.1 million, adjusted for non-cash charges of $306.4 million, and net cash inflows of $219.1 million provided by changes in our operating assets and liabilities, net of the effects of business combinations. The main drivers of the changes in operating assets and liabilities during the three months ended April 30, 2023 were a $362.9 million decrease in accounts receivable due to timing of billings and collections as we have historically received a higher volume of customer orders in the fourth fiscal quarter of each year, partially offset by (i) a $110.5 million decrease in deferred revenue due to revenue recognition outpacing invoicing for prepaid capacity agreements, (ii) a $16.4 million increase in deferred commissions earned upon the origination of customer contracts, (iii) a $10.8 million decrease in operating lease liabilities due to payments related to our operating lease obligations, and (iv) a $8.5 million decrease in accrued expenses and other liabilities primarily due to purchases under our 2020 ESPP and the timing of accruals and payments.

For the three months ended April 30, 2022, net cash provided by operating activities was $184.6 million, primarily consisting of our net loss of $165.8 million, adjusted for non-cash charges of $197.9 million, and net cash inflows of $152.5 million provided by changes in our operating assets and liabilities, net of the effects of a business combination.

Net cash provided by operating activities increased $114.8 million for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, primarily due to an increase of $259.5 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect to continue to generate positive net cash flows from operating activities for the fiscal year ending January 31, 2024.

Investing Activities

Net cash used in investing activities for the three months ended April 30, 2023 was $362.2 million, primarily driven by $222.8 million in net purchases of investments, an aggregate of $123.1 million in cash paid for the Mountain and LeapYear business combinations, net of cash, cash equivalents, and restricted cash acquired, and to a lesser extent, capitalized internal-use software development costs and purchases of property and equipment to support our office facilities.

Net cash used in investing activities for the three months ended April 30, 2022 was $189.8 million, primarily as a result of $177.9 million in cash paid for the Streamlit business combination, net of cash and cash equivalents acquired, and to a lesser extent, purchases of property and equipment to support our office facilities and capitalized internal-use software development costs.

Financing Activities

Net cash used in financing activities for the three months ended April 30, 2023 was $223.7 million, primarily as a result of $191.7 million in repurchases of our common stock under our authorized stock repurchase program and $84.4 million in taxes paid related to net share settlement of equity awards, partially offset by proceeds of $52.4 million from the issuance of equity securities under our equity incentive plans.

Net cash used in financing activities for the three months ended April 30, 2022 was $11.8 million, primarily as a result of $53.2 million in taxes paid related to net share settlement of equity awards, partially offset by $41.4 million in proceeds from the issuance of equity securities under our equity incentive plans.

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

There have been no material changes to our critical accounting estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, which was filed with the SEC on March 29, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of April 30, 2023, we had $5.0 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, U.S. government and agency securities, commercial paper, certificates of deposit, and money market funds. In addition, we had $17.8 million of restricted cash primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term and long-term investments are held for working capital, capital expenditure, and general corporate purposes, including repurchases of our common stock under our stock repurchase program as well as acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $26.8 million or an increase of $26.7 million in the market value of our cash equivalents, and short-term and long-term investments as of April 30, 2023.

As of January 31, 2023, we had $5.1 billion of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $26.0 million or an increase of $25.9 million, respectively, in the market value.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Effective February 1, 2023, the functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales are currently denominated in U.S. dollars, although we also have sales in Euros and, to a lesser extent, in British pounds, Australian dollars, and Brazilian reals. Therefore, our revenue is not currently subject to significant foreign currency risk, but that will likely change in the future as we increase sales in these international currencies and enable sales in additional currencies. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the United States and to a lesser extent in Europe, Canada, and the Asia-Pacific region. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured to the functional currency at period-end exchange rates. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

In order to manage our exposure to certain foreign currency exchange risks, we entered into foreign currency forward contracts, primarily with maturities of one month, to hedge a portion of our net outstanding monetary assets and liabilities positions and certain intercompany balances denominated in currencies other than the U.S. dollar. These forward contracts reduced, but did not entirely eliminate, the impact of adverse currency exchange rate movements. We did not enter into these forward contracts for trading or speculative purposes.

We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have had a material impact on our operating results for the three months ended April 30, 2023 and 2022, respectively. However, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption.

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

The following table presents our strategic investments by type (in thousands):

	April 30, 2023	January 31, 2023

Equity securities:
Non-marketable equity securities under Measurement Alternative	$176,498	$174,248
Non-marketable equity securities under equity method	5,104	5,066
Marketable equity securities	19,708	22,122
Debt securities:
Non-marketable debt securities	1,500	1,500
Total strategic investments—included in other assets	$202,810	$202,936

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of April 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue was $623.6 million and $422.4 million for the three months ended April 30, 2023 and 2022, respectively. As a result of our historical rapid growth, limited operating history, and unstable macroeconomic conditions, our ability to accurately forecast our future results of operations, including revenue, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including increased competition, changes to technology, such as changes in software or underlying cloud infrastructure or the increasing prominence of new technology like artificial intelligence, and reduced demand for our platform. For example, customers may continue to optimize consumption, rationalize budgets, and prioritize cash flow management, including by reducing storage through shorter data retention policies and shortening committed contract durations. Since April 2023, platform consumption has increased at a slower pace than expected. As a result of the foregoing and our rapid revenue growth in prior periods, we expect our revenue growth rate to decline in future periods, and a decline in our revenue growth rate could adversely affect investors’ perceptions of our business, and negatively impact the trading price of our common stock. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described below. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

We may not have visibility into our future financial position and results of operations.
Customers generally consume our platform by using compute, storage, and data transfer resources. Unlike a subscription-based business model, in which revenue is recognized ratably over the term of the subscription, we generally recognize revenue on consumption. Because our customers have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that a typical subscription-based software company has. There is a risk that customers will consume our platform at lower levels than we expect, including in response to adverse macroeconomic conditions or holidays. Since April 2023, we have seen consumption of our platform increase at a slower pace than expected. As a result, actual results may differ from our forecasts, and our results of operations in a given period should not be relied upon as indicative of future performance.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $226.1 million and $165.8 million for the three months ended April 30, 2023 and 2022, respectively. As of April 30, 2023 and January 31, 2023, we had an accumulated deficit of $3.1 billion and $2.7 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our research and development teams, retain our employees, and acquire other businesses. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under these third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems, operating as a public company, and targeting regulated industries or markets. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
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
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, markets addressed, types of data processed, ease of data ingestion, user experience and programming languages, use of artificial intelligence, and data governance and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case, and our customers subsequently began using our platform for additional workloads, including data lake, data engineering, data science, application development, cybersecurity, Unistore, and collaboration. Our future success depends on our ability to continue to innovate rapidly and effectively and increase customer adoption of our platform and the Data Cloud, including Snowflake Marketplace and Snowpark.

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

Threats to information systems and data come from a variety of sources, including traditional computer “hackers,” internal and external personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties on which we rely are subject to a variety of evolving cyber threats, including unauthorized intrusions, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, social engineering attacks (including phishing), internal and external personnel misconduct or error, supply-chain attacks, software vulnerabilities, and software or hardware disruptions or failures, all of which are prevalent in our industry and our customers’ and partners’ industries. Furthermore, future business expansions or acquisitions could expose us to additional cybersecurity risks and vulnerabilities. The techniques used to sabotage or obtain unauthorized access to our and our third-party providers’ platforms, systems, networks, or physical facilities in which data is stored or processed, or through which data is transmitted change frequently, and are becoming increasingly difficult to detect. In addition, ransomware attacks are becoming more frequent and severe, and we may be unwilling or unable to make ransom payments due to, for example, applicable laws or regulations prohibiting such payments. In general, cybersecurity breaches or efforts to mitigate security vulnerabilities could lead to significant interruptions in our operations, loss of data and income, reputational harm, diversion of funds, unexpected service interruptions, increased insurance costs, and other harm to our business, reputation, and competitive position.

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
Our business depends on our platform being available without disruption. We have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with our platform and with the public cloud and internet infrastructure on which our platform relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities, and defects in proprietary and open source software, human error or misconduct, natural disasters (such as tornadoes, earthquakes, or fires), capacity constraints, design limitations, denial of service attacks, or other security-related incidents.

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
•seasonality, including the impact of holidays;
•investments in new features, functionality, and programming languages, including investments in artificial intelligence and in making our platform available to store and process highly regulated data or comply with new or existing data sovereignty requirements;

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
•changes in customers' budgets and cash flow management strategies and in the timing of their budget cycles and purchasing decisions;
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
We must increase the productivity of our sales and marketing organization to increase our sales to new and existing customers. It requires significant time and resources to effectively onboard new sales and marketing personnel. We also plan to continue to dedicate significant resources to sales and marketing programs that are industry-specific and focused on large organizations. Once a new customer begins using our platform, our sales team needs to focus on expanding consumption with that customer. All of these efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. Further, the proceeds we received from our IPO in September 2020 increased the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. For example, in February 2023 we acquired Mountain, a privately-held company which provides a premier suite of tools for efficiently migrating databases to the Data Cloud, and LeapYear, a privately-held company which provides a differential privacy platform, primarily for each of Mountain’s and LeapYear’s talent and developed technology. In May 2023, we acquired Neeva Inc., a privately-held search company that leverages generative artificial intelligence and other innovations to allow users to query and discover data in new ways. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or unexpected costs assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations.

As part of our corporate development program, we invest in companies to support our key business initiatives. These companies range from early, growth stage companies still defining their strategic direction to mature companies with established revenue streams. Our strategic investments are subject to risk of inability to achieve the desired strategic synergies and partial or total loss of investment capital. Furthermore, our competitors may invest in these companies alongside us, and may obtain information about our corporate development program or other business plans. The financial success of our investment is typically dependent on an exit in favorable market conditions. To the extent any of the companies in which we invest are not successful, which can include failure to achieve strategic business objectives as well as failure to achieve a favorable exit, we could recognize an impairment or loss on all or part of our investment. In addition, in certain cases we may be required to consolidate one or more of our strategic investee’s financial results into ours. Fluctuations in any such investee’s financial results, due to general market conditions, bank failures, or otherwise, could negatively affect our condensed consolidated financial condition, results of operations, cash flows, or the price of our common stock. If one or more of such investees fails to timely provide us with information necessary for the preparation of our condensed consolidated financial statements and disclosures, we may be unable to report our financial results in a timely manner, which would negatively affect our business and the price of our common stock.

Seasonality may cause fluctuations in our remaining performance obligations or in customer consumption.
Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. As a result, we have historically seen higher non-GAAP free cash flow in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year. We expect this seasonality to become more pronounced as we continue to target large enterprise customers based on their procurement, budgeting, and deployment cycles. In addition, while consumption is typically lower during holidays, the magnitude of any decrease is difficult to predict. For more information about non-GAAP free cash flow, including a definition of non-GAAP free cash flow and a reconciliation of free cash flow to the most directly comparable financial measure calculated in accordance with GAAP, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We do business with federal, state, local, and foreign governments and agencies, and heavily regulated organizations; as a result, we face risks related to the procurement process, budget, delays, and product decisions driven by statutory and regulatory determinations, termination of contracts, and compliance with government contracting requirements.
We provide our platform to the U.S. government, state and local governments, foreign governments, and heavily regulated organizations directly and through our partners. We have made, and may continue to make, significant investments to support future sales opportunities in the government sector, including obtaining government certifications. However, government certification requirements may change, we may be unable to achieve or sustain one or more required government certifications, or we may be required to make unexpected changes to our business or products to obtain or sustain such certifications. As a result, our ability to sell into the government sector could be restricted until we satisfy the requirements of such certifications.

A substantial majority of our sales to government entities have been made indirectly through our distribution and reseller partners. Doing business with government entities, whether directly or indirectly, presents a variety of risks. Many government entities need significant education regarding our business model, as well as the uses and benefits of our platform. The procurement process for governments and their agencies is highly competitive and time-consuming, and government decisions about their procurement needs may, in certain circumstances, be subject to political influence. To pursue these opportunities, we incur significant up-front time and expense, which subjects us to additional compliance risks and costs, without any assurance that we (or a third-party distributor or reseller) will win a contract. Beyond this, demand for our platform may be adversely impacted by public sector budgetary cycles, and funding availability that in any given fiscal cycle may be reduced or delayed, including in connection with an extended federal government shutdown. Further, if we or our partners are successful in receiving a competitive contract award, that award could be challenged by one or more competitive bidders in a legal action known as a “bid protest.” Bid protests may result in an increase in expenses related to obtaining or preserving contract awards or an unfavorable modification or loss of an award. In the event a bid protest is unsuccessful, the resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated. As a result of these lengthy and uncertain sales cycles, it is difficult for us to predict the timing of entering into customer agreements with government entities or with our distribution and reseller partners in the government market.

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 23% of our revenue for the three months ended April 30, 2023. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, including China, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
We expect to invest substantial time and resources to further expand our international operations, and, if we are unable to do so successfully and in a timely manner, our business and results of operations will suffer.
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
•uncertainty regarding the applicability of intellectual property protections to artificial intelligence technologies; and
•other practical, resource, or business limitations on our ability to enforce our rights.
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

Any intellectual property litigation to which we become a party may require us to do one or more of the following:

•cease selling, licensing, or using products, features, or data sets that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate;
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
We are subject to data privacy and protection laws, regulations, guidance, external and internal policies and other documentation, industry standards, certifications, and contractual and other obligations that apply to the collection, transmission, storage, use, and other processing of personal information. These obligations are rapidly evolving, extensive, complex, and include inconsistencies and uncertainties. Examples of recent and anticipated developments that have impacted or could impact our business include the following:

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
•Other government bodies have implemented laws and are considering further regulating artificial intelligence and machine learning, which could negatively impact our ability to offer and use these technologies. Further, there is a proposed regulation in Europe related to artificial intelligence that, if adopted, could impose onerous obligations related to the use of artificial intelligence-related systems. We may have to change our business practices to comply with such obligations, which may be difficult, onerous, and costly.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, 2017 legislation informally titled the Tax Act significantly reformed the Internal Revenue Code of 1986, as amended (the Code). Recently, the United States passed the Inflation Reduction Act, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on share repurchases. In February 2023, our board of directors authorized the repurchase of up to $2.0 billion of our common stock through a stock repurchase program. We do not expect the excise tax on issuer share repurchase programs to have a material impact on our aggregate tax liability. Many countries in Europe, as well as a number of other countries and organizations, including the Organization for Economic Cooperation and Development and the European Commission, have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services), which could apply to our business.

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
•fluctuations in company valuations, particularly valuations of high-growth or cloud companies, perceived to be comparable to us;
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

The shares of common stock subject to outstanding options and RSU awards under our equity incentive plans, and the shares reserved for future issuance under our equity incentive plans, will become eligible for sale in the public market upon issuance, subject to compliance with applicable securities laws.

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

(c) Issuer Purchases of Equity Securities
The following table presents our stock repurchase activity under our authorized stock repurchase program for the three months ended April 30, 2023 (in thousands, except for per share data):

	Total Number of Shares	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(1)

February 1, 2023 to February 28, 2023	—	$—	—	$2,000,000
March 1, 2023 to March 31, 2023	1,405	$136.39	1,405	$1,808,306
April 1, 2023 to April 30, 2023	—	$—	—	$1,808,306
Total	1,405		1,405

________________
(1)In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of its outstanding common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The program is funded using our working capital and will expire in March 2025. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.
(2)Weighted-average price paid per share includes transaction costs associated with the repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	9/18/2020
3.2	Amended and Restated Bylaws of Snowflake Inc.	S-1/A	333-248280	3.4	9/8/2020
3.3	Certificate of Retirement.	8-K	001-39504	3.1	3/3/2021
10.1	Amended and Restated Non-Employee Director Compensation Policy	8-K	001-39504	99.1	4/7/2023
10.2	Advisor Agreement between Snowflake Inc. and Carl Eschenbach dated April 5, 2023.	8-K	001-39504	99.2	4/7/2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

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

Date: June 2, 2023

SNOWFLAKE INC.

By:	/s/ Frank Slootman
Name:	Frank Slootman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)