Form 10-Q
period 2023-07-31
Snowflake Inc.
filed 2023-08-31
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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

As of August 18, 2023, there were 329.7 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “target,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•our ability to prevent or mitigate disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies;
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

•We have experienced rapid revenue growth and have a limited operating history, both of which make it difficult to forecast our future results of operations.
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
•Sales efforts to large customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations, such as longer sales cycles and more complex customer requirements.
•Unfavorable conditions in our industry or the global economy, reductions in cloud spending, or lower than expected consumption, could limit our ability to grow our business and negatively affect our results of operations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	July 31, 2023	January 31, 2023

Assets
Current assets:
Cash and cash equivalents	$755,192	$939,902
Short-term investments	2,996,941	3,067,966
Accounts receivable, net	406,404	715,821
Deferred commissions, current	71,969	67,901
Prepaid expenses and other current assets	174,445	193,100
Total current assets	4,404,951	4,984,690
Long-term investments	1,100,748	1,073,023
Property and equipment, net	193,823	160,823
Operating lease right-of-use assets	262,229	231,266
Goodwill	774,300	657,370
Intangible assets, net	346,101	186,013
Deferred commissions, non-current	146,358	145,286
Other assets	281,306	283,851
Total assets	$7,509,816	$7,722,322
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,248	$23,672
Accrued expenses and other current liabilities	315,133	269,069
Operating lease liabilities, current	33,846	27,301
Deferred revenue, current	1,523,085	1,673,475
Total current liabilities	1,913,312	1,993,517
Operating lease liabilities, non-current	263,006	224,357
Deferred revenue, non-current	12,477	11,463
Other liabilities	22,794	24,370
Total liabilities	2,211,589	2,253,707
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of each July 31, 2023 and January 31, 2023	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized, 329,378 and 323,305 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively; 185,461 Class B shares authorized, zero shares issued and outstanding as of each July 31, 2023 and January 31, 2023	33	32
Treasury stock, at cost; 500 and zero shares held as of July 31, 2023 and January 31, 2023, respectively	(68,299)	—
Additional paid-in capital	8,679,411	8,210,750
Accumulated other comprehensive loss	(32,244)	(38,272)
Accumulated deficit	(3,291,963)	(2,716,074)
Total Snowflake Inc. stockholders’ equity	5,286,938	5,456,436
Noncontrolling interest	11,289	12,179
Total stockholders’ equity	5,298,227	5,468,615
Total liabilities and stockholders’ equity	$7,509,816	$7,722,322
See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Revenue	$674,018	$497,248	$1,297,617	$919,619
Cost of revenue	218,392	173,232	427,806	321,162
Gross profit	455,626	324,016	869,811	598,457
Operating expenses:
Sales and marketing	343,288	274,645	674,846	518,557
Research and development	313,996	183,748	591,408	334,546
General and administrative	83,749	73,355	162,202	141,852
Total operating expenses	741,033	531,748	1,428,456	994,955
Operating loss	(285,407)	(207,732)	(558,645)	(396,498)
Interest income	50,280	11,692	93,411	16,451
Other income (expense), net	4,086	(22,920)	1,524	(31,401)
Loss before income taxes	(231,041)	(218,960)	(463,710)	(411,448)
Provision for (benefit from) income taxes	(3,721)	3,846	(10,326)	(22,848)
Net loss	(227,320)	(222,806)	(453,384)	(388,600)
Less: net loss attributable to noncontrolling interest	(453)	—	(890)	—
Net loss attributable to Snowflake Inc.	$(226,867)	$(222,806)	$(452,494)	$(388,600)
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(0.69)	$(0.70)	$(1.39)	$(1.23)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	327,335	318,356	325,772	316,392

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Net loss	$(227,320)	$(222,806)	$(453,384)	$(388,600)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1,074)	—	(3,050)
Net change in unrealized gains (losses) on available-for-sale debt securities	(1,575)	(196)	5,869	(28,521)
Other	159	—	159	—
Total other comprehensive income (loss)	(1,416)	(1,270)	6,028	(31,571)
Comprehensive loss attributable to Snowflake Inc.	$(228,736)	$(224,076)	$(447,356)	$(420,171)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended July 31, 2023
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—April 30, 2023	326,312	$33	(500)	$(68,299)	$8,450,433	$(30,828)	$(3,065,096)	$5,286,243	$11,742	$5,297,985
Issuance of common stock upon exercise of stock options	2,480	—	—	—	16,194	—	—	16,194	—	16,194
Vesting of early exercised stock options	—	—	—	—	61	—	—	61	—	61
Vesting of restricted stock units	1,637	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(551)	—	—	—	(99,902)	—	—	(99,902)	—	(99,902)
Stock-based compensation	—	—	—	—	312,625	—	—	312,625	—	312,625
Other comprehensive loss	—	—	—	—	—	(1,416)	—	(1,416)	—	(1,416)
Net loss	—	—	—	—	—	—	(226,867)	(226,867)	(453)	(227,320)
BALANCE—July 31, 2023	329,878	$33	(500)	$(68,299)	$8,679,411	$(32,244)	$(3,291,963)	$5,286,938	$11,289	$5,298,227

	Three Months Ended July 31, 2022
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—April 30, 2022	317,814	$32	—	$—	$7,589,712	$(46,587)	$(2,085,163)	$5,457,994	$—	$5,457,994
Issuance of common stock upon exercise of stock options	1,494	—	—	—	8,437	—	—	8,437	—	8,437
Issuance of common stock in connection with a business combination	74	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	61	—	—	61	—	61
Vesting of restricted stock units	775	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(260)	—	—	—	(31,989)	—	—	(31,989)	—	(31,989)
Stock-based compensation	—	—	—	—	215,896	—	—	215,896	—	215,896
Other comprehensive loss	—	—	—	—	—	(1,270)	—	(1,270)	—	(1,270)
Net loss	—	—	—	—	—	—	(222,806)	(222,806)	—	(222,806)
BALANCE—July 31, 2022	319,897	$32	—	$—	$7,782,117	$(47,857)	$(2,307,969)	$5,426,323	$—	$5,426,323

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended July 31, 2023
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2023	323,305	$32	—	$—	$8,210,750	$(38,272)	$(2,716,074)	$5,456,436	$12,179	$5,468,615
Issuance of common stock upon exercise of stock options	4,856	1	—	—	31,526	—	—	31,527	—	31,527
Issuance of common stock under employee stock purchase plan	312	—	—	—	37,065	—	—	37,065	—	37,065
Vesting of early exercised stock options	—	—	—	—	122	—	—	122	—	122
Vesting of restricted stock units	3,499	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(1,189)	—	—	—	(188,905)	—	—	(188,905)	—	(188,905)
Repurchases of common stock as treasury stock	—	—	(500)	(68,299)	—	—	—	(68,299)	—	(68,299)
Repurchases and retirement of common stock	(905)	—	—	—	—	—	(123,395)	(123,395)	—	(123,395)
Stock-based compensation	—	—	—	—	588,853	—	—	588,853	—	588,853
Other comprehensive income	—	—	—	—	—	6,028	—	6,028	—	6,028
Net loss	—	—	—	—	—	—	(452,494)	(452,494)	(890)	(453,384)
BALANCE—July 31, 2023	329,878	$33	(500)	$(68,299)	$8,679,411	$(32,244)	$(3,291,963)	$5,286,938	$11,289	$5,298,227

	Six Months Ended July 31, 2022
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2022	312,377	$31	—	$—	$6,984,669	$(16,286)	$(1,919,369)	$5,049,045	$—	$5,049,045
Issuance of common stock upon exercise of stock options	3,942	1	—	—	23,566	—	—	23,567	—	23,567
Issuance of common stock under employee stock purchase plan	184	—	—	—	26,094	—	—	26,094	—	26,094
Issuance of common stock in connection with a business combination	1,914	—	—	—	438,916	—	—	438,916	—	438,916
Issuance of common stock in connection with a business combination subject to future vesting	409	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	122	—	—	122	—	122
Vesting of restricted stock units	1,623	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(552)	—	—	—	(86,134)	—	—	(86,134)	—	(86,134)
Stock-based compensation	—	—	—	—	394,884	—	—	394,884	—	394,884
Other comprehensive loss	—	—	—	—	—	(31,571)	—	(31,571)	—	(31,571)
Net loss	—	—	—	—	—	—	(388,600)	(388,600)	—	(388,600)
BALANCE—July 31, 2022	319,897	$32	—	$—	$7,782,117	$(47,857)	$(2,307,969)	$5,426,323	$—	$5,426,323

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(453,384)	$(388,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,447	26,113
Non-cash operating lease costs	25,653	21,239
Amortization of deferred commissions	35,853	26,971
Stock-based compensation, net of amounts capitalized	564,231	381,674
Net amortization (accretion) of premiums (discounts) on investments	(32,992)	12,876
Net unrealized losses (gains) on strategic investments in equity securities	(2,895)	32,032
Deferred income tax	(12,894)	(26,664)
Other	11,812	2,074
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	309,843	239,569
Deferred commissions	(40,992)	(39,906)
Prepaid expenses and other assets	46,916	(28,177)
Accounts payable	17,469	6,225
Accrued expenses and other liabilities	27,106	10,455
Operating lease liabilities	(16,023)	(18,186)
Deferred revenue	(149,515)	(8,649)
Net cash provided by operating activities	382,635	249,046
Cash flows from investing activities:
Purchases of property and equipment	(13,268)	(11,261)
Capitalized internal-use software development costs	(17,215)	(11,540)
Cash paid for business combinations, net of cash, cash equivalents, and restricted cash acquired	(264,571)	(177,925)
Purchases of intangible assets	(27,480)	(700)
Purchases of investments	(1,725,964)	(1,925,257)
Sales of investments	7,266	43,932
Maturities and redemptions of investments	1,780,061	1,696,512
Net cash used in investing activities	(261,171)	(386,239)
Cash flows from financing activities:
Proceeds from exercise of stock options	31,519	23,796
Proceeds from issuance of common stock under employee stock purchase plan	37,065	26,094
Taxes paid related to net share settlement of equity awards	(182,710)	(84,109)
Repurchases of common stock	(191,694)	—
Net cash used in financing activities	(305,820)	(34,219)

	Six Months Ended July 31,
	2023	2022

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,005	(7,388)
Net decrease in cash, cash equivalents, and restricted cash	(183,351)	(178,800)
Cash, cash equivalents, and restricted cash—beginning of period	956,731	1,102,534
Cash, cash equivalents, and restricted cash—end of period	$773,380	$923,734
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$6,474	$5,661
Stock-based compensation included in capitalized software development costs	$24,622	$12,780
Issuance of common stock in connection with a business combination	$—	$438,916
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other current liabilities	$6,249	$2,025
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$755,192	$906,663
Restricted cash—included in other assets and prepaid expenses and other current assets	18,188	17,071
Total cash, cash equivalents, and restricted cash	$773,380	$923,734
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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of July 31, 2023 and the results of operations for the three and six months ended July 31, 2023 and 2022, and cash flows for the six months ended July 31, 2023 and 2022. The condensed balance sheet as of January 31, 2023 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended July 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Segment Information

The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. For information regarding the Company’s revenue by geographic area, see Note 3, “Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations.”

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	July 31, 2023	January 31, 2023

United States	$348,571	$329,275
Other(1)	107,481	62,814
Total	$456,052	$392,089
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of July 31, 2023 and January 31, 2023.

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

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations

Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Product revenue	$640,209	$466,268	$1,230,281	$860,702
Professional services and other revenue	33,809	30,980	67,336	58,917
Total	$674,018	$497,248	$1,297,617	$919,619

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Americas:
United States	$516,367	$394,284	$999,356	$730,209
Other Americas(1)	17,842	10,553	34,698	19,679
EMEA(1)(2)	106,284	69,666	201,174	127,684
Asia-Pacific and Japan(1)	33,525	22,745	62,389	42,047
Total	$674,018	$497,248	$1,297,617	$919,619
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East, and Africa.

Accounts Receivable, Net

As of July 31, 2023 and January 31, 2023, allowance for credit losses of $1.4 million and $2.2 million, respectively, was included in the Company’s accounts receivable, net balance.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of July 31, 2023 and January 31, 2023, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the three and six months ended July 31, 2023 and 2022.

Deferred Revenue

The Company recognized $524.0 million and $380.4 million of revenue for the three months ended July 31, 2023 and 2022, respectively, from the deferred revenue balances as of April 30, 2023 and 2022, respectively.

The Company recognized $896.4 million and $622.9 million of revenue for the six months ended July 31, 2023 and 2022, respectively, from the deferred revenue balances as of January 31, 2023 and 2022, respectively.

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

As of July 31, 2023, the Company’s RPO was $3.5 billion, of which the Company expects approximately 57% to be recognized as revenue in the twelve months ending July 31, 2024 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	July 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$409,604	$—	$—	$409,604
Corporate notes and bonds	22,228	—	—	22,228
U.S. government securities	15,993	—	(1)	15,992
Commercial paper	10,904	—	(3)	10,901
Total cash equivalents	458,729	—	(4)	458,725
Investments:
Corporate notes and bonds	1,760,591	620	(15,566)	1,745,645
U.S. government and agency securities	1,259,084	23	(13,868)	1,245,239
Commercial paper	793,135	6	(1,076)	792,065
Certificates of deposit	315,001	53	(314)	314,740
Total investments	4,127,811	702	(30,824)	4,097,689
Total cash equivalents and investments	$4,586,540	$702	$(30,828)	$4,556,414

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds(1)	$520,138	$—	$—	$520,138
Commercial paper	9,305	—	(1)	9,304
Corporate notes and bonds	6,902	1	—	6,903
Certificates of deposit	3,045	—	(1)	3,044
Total cash equivalents(1)	539,390	1	(2)	539,389
Investments:
Corporate notes and bonds	2,124,454	2,096	(23,470)	2,103,080
Commercial paper	883,023	272	(1,947)	881,348
U.S. government and agency securities	715,949	107	(12,220)	703,836
Certificates of deposit	453,557	278	(1,110)	452,725
Total investments	4,176,983	2,753	(38,747)	4,140,989
Total cash equivalents and investments(1)	$4,716,373	$2,754	$(38,749)	$4,680,378
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

The Company included $26.3 million and $19.4 million of interest receivable in prepaid expenses and other current assets on the condensed consolidated balance sheets as of July 31, 2023 and January 31, 2023, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of July 31, 2023 and January 31, 2023 because such potential losses were not material.

As of July 31, 2023, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

July 31, 2023
Estimated Fair Value

Due within 1 year	$3,046,062
Due in 1 year to 3 years	1,100,748
Total	$4,146,810

The following tables show the fair values of, and the gross unrealized losses on, the Company’s available-for-sale marketable debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position and aggregated by investment type, on the condensed consolidated balance sheets (in thousands):

	July 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$10,901	$(3)	$—	$—	$10,901	$(3)
U.S. government securities	5,992	(1)	—	—	5,992	(1)
Total cash equivalents	16,893	(4)	—	—	16,893	(4)
Investments:
Corporate notes and bonds	979,478	(6,794)	564,056	(8,772)	1,543,534	(15,566)
U.S. government and agency securities	894,573	(6,556)	253,934	(7,312)	1,148,507	(13,868)
Commercial paper	756,598	(1,076)	—	—	756,598	(1,076)
Certificates of deposit	215,833	(314)	—	—	215,833	(314)
Total investments	2,846,482	(14,740)	817,990	(16,084)	3,664,472	(30,824)
Total cash equivalents and investments	$2,863,375	$(14,744)	$817,990	$(16,084)	$3,681,365	$(30,828)

	January 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$9,304	$(1)	$—	$—	$9,304	$(1)
Certificates of deposit	3,044	(1)	—	—	3,044	(1)
Total cash equivalents	12,348	(2)	—	—	12,348	(2)
Investments:
Corporate notes and bonds	899,655	(8,521)	736,431	(14,949)	1,636,086	(23,470)
U.S. government and agency securities	387,207	(3,157)	232,771	(9,063)	619,978	(12,220)
Commercial paper	561,793	(1,947)	—	—	561,793	(1,947)
Certificates of deposit	256,428	(1,110)	—	—	256,428	(1,110)
Total investments	2,105,083	(14,735)	969,202	(24,012)	3,074,285	(38,747)
Total cash equivalents and investments	$2,117,431	$(14,737)	$969,202	$(24,012)	$3,086,633	$(38,749)

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair value of these securities due to credit related factors was not material as of July 31, 2023 and January 31, 2023.

See Note 5, “Fair Value Measurements,” for information regarding the Company’s strategic investments.

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

The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of July 31, 2023 (in thousands):

	Level 1	Level 2	Total

Cash equivalents:
Money market funds	$409,604	$—	$409,604
Corporate notes and bonds	—	22,228	22,228
U.S. government securities	—	15,992	15,992
Commercial paper	—	10,901	10,901
Short-term investments:
Corporate notes and bonds	—	1,070,871	1,070,871
U.S. government and agency securities	—	828,213	828,213
Commercial paper	—	792,065	792,065
Certificates of deposit	—	305,792	305,792
Long-term investments:
Corporate notes and bonds	—	674,774	674,774
U.S. government and agency securities	—	417,026	417,026
Certificates of deposit	—	8,948	8,948
Total	$409,604	$4,146,810	$4,556,414

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

The following table presents the Company’s strategic investments by type (in thousands):

	July 31, 2023	January 31, 2023

Equity securities:
Non-marketable equity securities under Measurement Alternative	$192,046	$174,248
Non-marketable equity securities under equity method	5,165	5,066
Marketable equity securities	27,119	22,122
Debt securities:
Non-marketable debt securities	1,500	1,500
Total strategic investments—included in other assets	$225,830	$202,936

The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s strategic investments in equity securities held as of July 31, 2023 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Non-marketable equity securities under Measurement Alternative:
Impairments	$(2,101)	$(26,555)	$(2,101)	$(26,555)
Marketable equity securities:
Net unrealized gains (losses)	7,410	3,382	4,996	(5,477)
Total—included in other income (expense), net	$5,309	$(23,173)	$2,895	$(32,032)

The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative held by the Company as of July 31, 2023 were $37.1 million and $40.1 million, respectively.

No realized gains or losses were recognized on the Company’s strategic investments in equity securities during any of periods presented.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	July 31, 2023	January 31, 2023

Leasehold improvements	$67,590	$59,872
Computers, equipment, and software	22,869	20,050
Furniture and fixtures	16,429	14,800
Capitalized internal-use software development costs	63,238	44,059
Construction in progress—capitalized internal-use software development costs	77,138	61,575
Construction in progress—other	9,253	7,313
Total property and equipment, gross	256,517	207,669
Less: accumulated depreciation and amortization(1)	(62,694)	(46,846)
Total property and equipment, net	$193,823	$160,823
________________
(1)Includes $27.2 million and $19.9 million of accumulated amortization related to capitalized internal-use software development costs as of July 31, 2023 and January 31, 2023, respectively.

Depreciation and amortization expense was $8.5 million and $16.1 million for the three and six months ended July 31, 2023, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $3.9 million and $7.4 million for the three and six months ended July 31, 2023, respectively.

Depreciation and amortization expense was $5.9 million and $10.5 million for the three and six months ended July 31, 2022, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $2.4 million and $3.9 million for the three and six months ended July 31, 2022, respectively.

During the six months ended July 31, 2023, the Company recognized impairment charges of $7.1 million related to its capitalized internal-use software development costs previously included in construction in-progress that were no longer probable of being completed. Such impairment charges were recorded as research and development expenses on the condensed consolidated statements of operations. Impairment charges related to capitalized internal-use software development costs recognized during the three and six months ended July 31, 2022 were not material.

7. Business Combinations

Fiscal 2024

Neeva Inc.

During the three months ended July 31, 2023, the Company acquired all outstanding stock of Neeva Inc. and its equity investee (collectively, Neeva), for total preliminary consideration of $185.4 million in cash. The Company acquired Neeva primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

The following table summarizes the preliminary allocation of purchase consideration to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$43,968
Goodwill	63,049
Developed technology intangible assets	83,000	5
Other net tangible liabilities	(789)
Deferred tax liabilities, net(1)	(3,801)
Total	$185,427
________________
(1)Deferred tax liabilities, net primarily relates to the intangible asset acquired and the amount presented is net of deferred tax assets.

The fair value of the developed technology intangible assets were estimated using the replacement cost method, which utilizes assumptions for the cost to replace it, such as time and resources required, as well as a theoretical profit margin and opportunity cost.

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

Acquisition-related costs, recorded as general and administrative expense, associated with each of the Neeva, Mountain, and LeapYear business combinations were not material during the six months ended July 31, 2023.

From the respective dates of acquisition through July 31, 2023, revenue attributable to Neeva, Mountain, and LeapYear, included in the Company’s condensed consolidated statements of operations for the six months ended July 31, 2023, was not material. It was impracticable to determine the effect on the Company's net loss attributable to Neeva, Mountain, and LeapYear as these operations have been integrated into the Company's ongoing operations since the respective dates of acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Neeva, as if Neeva had been acquired as of February 1, 2022 (in thousands):

	Pro Forma
	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(unaudited)
Revenue	$674,156	$497,261	$1,297,863	$919,640
Net loss	$(244,992)	$(254,014)	$(499,999)	$(437,835)

The pro forma financial information presented above has been calculated after adjusting the results of operations of Neeva to reflect certain business combination effects, including the amortization of the acquired intangible asset, stock-based compensation, income tax impact, and acquisition-related costs incurred by both the Company and Neeva as though this business combination occurred as of February 1, 2022, the beginning of the Company’s fiscal 2023. The historical condensed consolidated financial information has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to the business combination, reasonably estimable, and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if this business combination had taken place as of February 1, 2022.

Pro forma financial information has not been presented as the effects of each of the Mountain and LeapYear business combinations were not material to the Company’s condensed consolidated financial statements.

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

In addition, in connection with this business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s Class A common stock in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares are accounted for as post-combination stock-based compensation over the requisite service period of three years. See Note 11, “Equity,” for further discussion.

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

Acquisition-related costs of $1.9 million associated with this business combination were recorded as general and administrative expenses during the six months ended July 31, 2022.

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

8. Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	July 31, 2023
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$217,332	$(25,372)	$191,960
Developer community	150,000	(40,067)	109,933
Assembled workforce	55,732	(15,915)	39,817
Patents	8,874	(5,309)	3,565
Other	47	(47)	—
Total finite-lived intangible assets	$431,985	$(86,710)	$345,275
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$346,101

	January 31, 2023
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developer community	$150,000	$(25,206)	$124,794
Developed technology	48,332	(9,608)	38,724
Assembled workforce	28,252	(11,036)	17,216
Patents	8,874	(4,421)	4,453
Other	47	(47)	—
Total finite-lived intangible assets	$235,505	$(50,318)	$185,187
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$186,013

During the six months ended July 31, 2023, in addition to the developed technology intangible assets acquired in connection with business combinations as discussed in Note 7, “Business Combinations,” the Company also acquired $27.5 million of assembled workforce intangible assets with a useful life of four years.

Amortization expense of intangible assets was $20.8 million and $36.4 million for the three and six months ended July 31, 2023, respectively, and $10.3 million and $15.6 million for the three and six months ended July 31, 2022, respectively.

As of July 31, 2023, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
Remainder of 2024	$44,935
2025	88,529
2026	82,287
2027	78,134
2028	45,569
Thereafter	5,821
Total	$345,275

Goodwill

Changes in goodwill were as follows (in thousands):

Amount

Balance—January 31, 2023	$657,370
Additions	116,930
Balance—July 31, 2023	$774,300

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2023	January 31, 2023

Accrued compensation	$141,409	$123,173
Accrued third-party cloud infrastructure expenses	36,463	26,535
Liabilities associated with sales, marketing and business development programs	34,775	23,444
Employee contributions under employee stock purchase plan	25,053	36,648
Accrued taxes	16,447	20,003
Accrued professional services	10,531	11,776
Accrued purchases of property and equipment	4,378	3,876
Other	46,077	23,614
Total accrued expenses and other current liabilities	$315,133	$269,069

10. Commitments and Contingencies

Operating Leases—The Company leases its facilities for office space under non-cancelable operating leases with various expiration dates through fiscal 2035. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

In March 2023, the Company entered into an agreement related to a new office facility located outside of the United States for a total commitment of $35.7 million based on the exchange rate as of July 31, 2023. The lease commenced during the three months ended July 31, 2023, with an expiration date in fiscal 2032, and resulted in an increase in the Company’s operating lease right-of-use assets and operating lease liabilities in the amount of approximately $31 million.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2030. Such subleases have all been classified as operating leases. Sublease income is recorded as a reduction to the Company’s operating lease costs. Sublease income was $3.1 million and $6.2 million for the three and six months ended July 31, 2023, respectively, and $3.3 million and $6.6 million for the three and six months ended July 31, 2022, respectively.

Other Contractual Commitments—Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level.

In June 2023, the Company amended one of its third-party cloud infrastructure agreements. Under the amended agreement, the Company has committed to spend at least $1.0 billion between June 2023 and May 2028 on cloud infrastructure services with no minimum purchase commitment during any year. The Company is required to pay the difference if it fails to meet the minimum purchase commitment as of May 2028, and such payment can be applied to qualifying spending on cloud infrastructure services for up to twelve months after May 2028. Prior to such amendment, the remaining non-cancelable commitments under the agreement was $416.4 million as of January 31, 2023.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three and six months ended July 31, 2023 and 2022.

Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

Letters of Credit—As of July 31, 2023, the Company had a total of $17.9 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, non-employee directors, and certain other employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three and six months ended July 31, 2023 and 2022, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions were not material.

11. Equity

Common Stock—The Company had reserved shares of common stock for future issuance as follows (in thousands):

	July 31, 2023	January 31, 2023

2012 Equity Incentive Plan:
Options outstanding	30,279	35,212
Restricted stock units outstanding	1,610	2,521
2020 Equity Incentive Plan:
Options outstanding	614	642
Restricted stock units outstanding	18,887	13,039
Shares available for future grants	62,012	52,989
2020 Employee Stock Purchase Plan:
Shares available for future grants	13,967	11,046
Total shares of common stock reserved for future issuance	127,369	115,449

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

Six Months Ended July 31, 2023

Number of shares repurchased	1,405
Weighted-average price per share(1)	$136.39
Aggregate purchase price(1)	$191,694
________________
(1)Includes transaction costs associated with the repurchases.

There were no shares repurchased under the Company’s authorized stock repurchase program during the three months ended July 31, 2023.

As of July 31, 2023, $1.8 billion remained available for future stock repurchases under the stock repurchase program. The first 0.5 million shares repurchased during the six months ended July 31, 2023 were recorded in treasury stock as a reduction to the stockholders’ equity on the condensed consolidated balance sheets. All subsequent repurchases of common stock were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price (including associated transaction costs) over par value was recorded entirely to retained earnings (accumulated deficit) on the condensed consolidated balance sheets.

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

A summary of stock option activity and activity regarding shares available for grant under the Plans during the six months ended July 31, 2023 is as follows:

	Shares Available for Grant (in thousands)	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2023	52,989	35,854	$11.27	5.9	$5,237,549
Shares authorized	16,165	—
Options exercised	—	(2,376)	$6.45
Options canceled	50	(50)	$5.38
RSUs granted	(7,318)	—
Shares withheld related to net share settlement of RSUs	638	—
RSUs forfeited	472	—
Balance—April 30, 2023	62,996	33,428	$11.63	5.7	$4,599,537
Options exercised	—	(2,480)	$6.53
Options canceled	55	(55)	$110.24
RSUs granted	(2,048)	—
Shares withheld related to net share settlement of RSUs	551	—
RSUs forfeited	458	—
Balance—July 31, 2023	62,012	30,893	$11.86	5.5	$5,141,902
Vested and exercisable as of July 31, 2023		29,248	$9.19	5.4	$4,935,165

No options were granted during the six months ended July 31, 2023. The weighted-average grant-date fair value of options granted during the six months ended July 31, 2022 was $101.66 per share. The intrinsic value of options exercised in the six months ended July 31, 2023 and 2022 was $736.7 million and $704.6 million, respectively. The aggregate grant-date fair value of options that vested during the six months ended July 31, 2023 and 2022 was $28.3 million and $41.3 million, respectively.

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

During the six months ended July 31, 2023, the Company granted, under the 2020 Plan, RSUs that have both service-based and performance-based vesting conditions (PRSUs) to its executive officers and certain other members of its senior leadership team. The service-based vesting condition for these PRSUs is satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance targets set by the compensation committee of the board of directors of the Company. The ultimate number of PRSUs earned and eligible to vest ranges between 0% to 120% of the target number of PRSUs granted based on the weighted-average achievement of such Company annual performance metrics for the fiscal year ending January 31, 2024. Stock-based compensation associated with these PRSUs is recognized using an accelerated attribution method over the requisite service period, based on the probability of the performance condition being satisfied, which is assessed periodically by the Company. For the three and six months ended July 31, 2023, the Company recognized stock-based compensation of $6.3 million and $10.1 million associated with these PRSUs, respectively.

A summary of RSU activity, inclusive of PRSU activity, during the six months ended July 31, 2023 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2023	15,560	$181.17
Granted(1)	7,318	$143.56
Vested	(1,862)	$188.47
Forfeited	(472)	$179.39
Unvested Balance—April 30, 2023	20,544	$167.15
Granted	2,048	$187.08
Vested	(1,637)	$169.81
Forfeited	(458)	$176.59
Unvested Balance—July 31, 2023	20,497	$168.72
________________
(1)Includes 0.5 million PRSUs granted at 120% of the target number of PRSUs, which represents the maximum number of PRSUs that may be earned and eligible to vest with respect to these awards over their full term.

Restricted Common Stock—Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

As discussed in Note 7, “Business Combinations,” during the six months ended July 31, 2022, in connection with the Streamlit business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s common stock outside of the Plans in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares are accounted for as post-combination stock-based compensation over the requisite service period of three years. As of July 31, 2023, 0.3 million shares remained unvested.

A summary of restricted common stock activity during the six months ended July 31, 2023 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2023	428	$219.26
Vested	(142)	$199.28
Unvested Balance—April 30, 2023 and July 31, 2023	286	$229.13

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the fair value of stock options granted to employees during the six months ended July 31, 2022:

Six Months Ended July 31, 2022

Expected term (in years)	6.0
Expected volatility	50.0%
Risk-free interest rate	1.8%
Expected dividend yield	—%

No stock options were granted during the three months ended July 31, 2022 or each of the three and six months ended July 31, 2023.

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

The following table summarizes the assumptions used in estimating the fair value of employee stock purchase rights granted under the 2020 ESPP during the three and six months ended July 31, 2023 and 2022:

	Three and Six Months Ended July 31,
	2023	2022

Expected term (in years)	0.5	0.5
Expected volatility	71.3%	58.9%
Risk-free interest rate	4.7%	0.9%
Expected dividend yield	—%	—%

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Cost of revenue	$32,302	$26,070	$62,764	$48,705
Sales and marketing	78,838	60,162	151,133	112,631
Research and development	163,005	96,897	299,422	170,490
General and administrative	25,577	26,052	50,912	49,848
Stock-based compensation, net of amounts capitalized	299,722	209,181	564,231	381,674
Capitalized stock-based compensation	12,903	6,715	24,622	13,210
Total stock-based compensation	$312,625	$215,896	$588,853	$394,884

As of July 31, 2023, total compensation cost related to unvested stock-based awards not yet recognized was $3.0 billion, which will be recognized over a weighted-average period of 3.0 years.

12. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of 1.6% and 2.2% for the three and six months ended July 31, 2023, respectively, and (1.8%) and 5.6% for the three and six months ended July 31, 2022, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of July 31, 2023, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2017 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three and six months ended July 31, 2023 and 2022. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. None of the unrecognized tax benefits are currently expected to impact the Company’s effective tax rate, if realized, as a result of the full valuation allowance.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on stock repurchases. For the three and six months ended July 31, 2023, the Inflation Act had no material impact to the Company, including its stock repurchase program. The Company is continuing to evaluate the various provisions of the Inflation Act and does not anticipate the impact, if any, will be material to the Company.

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

The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. Class A common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Numerator:
Net loss	$(227,320)	$(222,806)	$(453,384)	$(388,600)
Less: net loss attributable to noncontrolling interest	(453)	—	(890)	—
Net loss attributable to Snowflake Inc. Class A common stockholders	$(226,867)	$(222,806)	$(452,494)	$(388,600)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	327,335	318,356	325,772	316,392
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(0.69)	$(0.70)	$(1.39)	$(1.23)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three and Six Months Ended July 31,
	2023	2022

Stock options	30,893	38,163
RSUs	20,497	14,337
Unvested restricted common stock and early exercised stock options	291	641
Employee stock purchase rights under the 2020 ESPP	176	100
Total	51,857	53,241

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

Our go-to-market strategy is focused on acquiring new customers and driving continued use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 142% and 158% as of July 31, 2023 and January 31, 2023, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of July 31, 2023, we had 8,537 total customers, increasing from 7,854 customers as of January 31, 2023. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of July 31, 2023, our customers included 639 of the Forbes Global 2000, based on the 2023 Forbes Global 2000 list, and those customers contributed approximately 42% of our revenue for the six months ended July 31, 2023. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

Fiscal Year

Our fiscal year ends on January 31. For example, references to fiscal 2024 refer to the fiscal year ended January 31, 2024.

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

Stock Repurchase Program

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. The program is funded using our working capital and will expire in March 2025. During the six months ended July 31, 2023, we repurchased approximately 1.4 million shares of our outstanding common stock for an aggregate purchase price of approximately $191.7 million, including transaction costs, at a weighted-average price of $136.39 per share. All repurchases were made in open market transactions. As of July 31, 2023, $1.8 billion remained available for future share repurchases under the stock repurchase program. See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Business Combinations

During the three months ended July 31, 2023, we acquired all outstanding stock of Neeva Inc. and its equity investee (collectively, Neeva), a privately-held company which provide search technology powered by language models, for $185.4 million in cash.

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

Acquiring New Customers

We believe there is a substantial opportunity to further grow our customer base by continuing to make significant investments in sales and marketing and brand awareness. Our ability to attract new customers will depend on a number of factors, including the productivity of our sales organization, competitive dynamics in our target markets, changes in our customers’ spending and platform consumption in response to market uncertainty, and our ability to build and maintain partner relationships, including with global system integrators, resellers, and technology partners. While our platform is built for organizations of all sizes, we focus our selling efforts on large enterprise customers, customers with vast amounts of data, and customers requiring industry-specific solutions. We may not achieve anticipated revenue growth if we are unable to hire, develop, integrate, and retain talented and effective sales personnel; if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time; or if our sales and marketing programs are not effective.

Investing in Growth and Scaling our Business

We are focused on our long-term revenue potential, and believe our market opportunity is large. We will continue to invest significantly in research and development to improve our platform, including in the areas of data science, artificial intelligence, and machine learning. In addition, we are focused on expanding our business both domestically and internationally. As part of these efforts, we are investing in meeting the needs of organizations in geographies and specialized industries that have heightened data requirements, including with respect to data localization, privacy, and security. We intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity, while also focusing on profitability and cash flow.

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

The following tables present a summary of key business metrics for the periods presented:

	Three Months Ended
	July 31, 2023	April 30, 2023	January 31, 2023	October 31, 2022	July 31, 2022

Product revenue (in millions)	$640.2	$590.1	$555.3	$522.8	$466.3
Free cash flow (non-GAAP) (in millions)(1)(2)	$69.0	$283.1	$205.3	$65.0	$53.8

	July 31, 2023	April 30, 2023	January 31, 2023	October 31, 2022	July 31, 2022

Customers with trailing 12-month product revenue greater than $1 million(3)	402	374	333	288	248
Net revenue retention rate(3)	142%	151%	158%	165%	172%
Forbes Global 2000 customers(3)	639	617	608	581	548
Remaining performance obligations (in millions)(4)	$3,540.2	$3,409.0	$3,660.5	$3,003.1	$2,715.7
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in millions):

	Three Months Ended
	July 31, 2023	April 30, 2023	January 31, 2023	October 31, 2022	July 31, 2022

Net cash paid on payroll tax-related items on employee stock transactions	$19.1	$3.8	$10.0	$0.1	$4.8
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $98.3 million and $182.7 million for the three and six months ended July 31, 2023, respectively, and $30.9 million and $84.1 million for the three and six months ended July 31, 2022, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of non-GAAP free cash flow. See the section titled “Free Cash Flow” for a reconciliation of non-GAAP free cash flow to the most directly comparable financial measure calculated in accordance with GAAP.
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
(4)As of July 31, 2023, our remaining performance obligations were approximately $3.5 billion, of which we expect approximately 57% to be recognized as revenue in the twelve months ending July 31, 2024 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 1.8 years as of July 31, 2023. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.

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

Forbes Global 2000 Customers

We believe that the number of Forbes Global 2000 customers is an important indicator of the growth of our business and future revenue trends as we focus our selling efforts on large enterprise customers and customers with vast amounts of data. Our Forbes Global 2000 customer count is a subset of our customer count based on the 2023 Forbes Global 2000 list. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	July 31, 2023	April 30, 2023	January 31, 2023	October 31, 2022	July 31, 2022

Net cash provided by operating activities	$83,191	$299,444	$217,316	$79,277	$64,433
Less: purchases of property and equipment	(6,298)	(6,970)	(5,362)	(8,505)	(3,848)
Less: capitalized internal-use software development costs	(7,874)	(9,341)	(6,693)	(5,779)	(6,736)
Free cash flow (non-GAAP)(1)(2)	$69,019	$283,133	$205,261	$64,993	$53,849
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in thousands):

	Three Months Ended
	July 31, 2023	April 30, 2023	January 31, 2023	October 31, 2022	July 31, 2022

Net cash paid on payroll tax-related items on employee stock transactions	$19,138	$3,785	$10,034	$52	$4,796
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $98.3 million and $182.7 million for the three and six months ended July 31, 2023, respectively, and $30.9 million and $84.1 million for the three and six months ended July 31, 2022, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow.

Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. As a result, we have historically seen higher free cash flow in the first and fourth fiscal quarters of each year.

Components of Results of Operations

Revenue

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to initial consumption as part of customer onboarding and, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented approximately 2% of our revenue for each of the three and six months ended July 31, 2023 and 2022.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented less than 1% of our revenue for each of the three and six months ended July 31, 2023 and 2022.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the three and six months ended July 31, 2023 is 2.5 years and 2.3 years, respectively. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Revenue	$674,018	$497,248	$1,297,617	$919,619
Cost of revenue(1)	218,392	173,232	427,806	321,162
Gross profit	455,626	324,016	869,811	598,457
Operating expenses(1):
Sales and marketing	343,288	274,645	674,846	518,557
Research and development	313,996	183,748	591,408	334,546
General and administrative	83,749	73,355	162,202	141,852
Total operating expenses	741,033	531,748	1,428,456	994,955
Operating loss	(285,407)	(207,732)	(558,645)	(396,498)
Interest income	50,280	11,692	93,411	16,451
Other income (expense), net	4,086	(22,920)	1,524	(31,401)
Loss before income taxes	(231,041)	(218,960)	(463,710)	(411,448)
Provision for (benefit from) income taxes	(3,721)	3,846	(10,326)	(22,848)
Net loss	(227,320)	(222,806)	(453,384)	(388,600)
Less: net loss attributable to noncontrolling interest	(453)	—	(890)	—
Net loss attributable to Snowflake Inc.	$(226,867)	$(222,806)	$(452,494)	$(388,600)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Cost of revenue	$32,302	$26,070	$62,764	$48,705
Sales and marketing	78,838	60,162	151,133	112,631
Research and development	163,005	96,897	299,422	170,490
General and administrative	25,577	26,052	50,912	49,848
Total stock-based compensation	$299,722	$209,181	$564,231	$381,674

The overall increase in stock-based compensation for the three and six months ended July 31, 2023, compared to the three and six months ended July 31, 2022, was primarily attributable to additional equity awards granted to existing and new employees, partially offset by a decrease in stock-based compensation associated with restricted stock unit awards (RSUs) granted prior to our Initial Public Offering (IPO). RSUs granted prior to our IPO had both a service-based and a performance-based vesting condition and, as a result, we recognized stock-based compensation associated with such RSUs using an accelerated attribution method.

As of July 31, 2023, total compensation cost related to unvested stock-based awards not yet recognized was $3.0 billion, which will be recognized over a weighted-average period of 3.0 years. See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Revenue	100%	100%	100%	100%
Cost of revenue(1)	32	35	33	35
Gross profit	68	65	67	65
Operating expenses(1):
Sales and marketing	51	55	52	57
Research and development	47	37	46	36
General and administrative	12	15	12	15
Total operating expenses	110	107	110	108
Operating loss	(42)	(42)	(43)	(43)
Interest income	6	2	7	2
Other income (expense), net	1	(4)	—	(3)
Loss before income taxes	(35)	(44)	(36)	(44)
Provision for (benefit from) income taxes	(1)	1	(1)	(2)
Net loss	(34)	(45)	(35)	(42)
Less: net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Snowflake Inc.	(34%)	(45%)	(35%)	(42%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Cost of revenue	5%	5%	5%	5%
Sales and marketing	12	12	12	12
Research and development	23	20	23	20
General and administrative	4	5	4	5
Total stock-based compensation	44%	42%	44%	42%

Comparison of the Three and Six Months Ended July 31, 2023 and 2022

Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue:
Product	$640,209	$466,268	37%	$1,230,281	$860,702	43%
Professional services and other	33,809	30,980	9%	67,336	58,917	14%
Total	$674,018	$497,248	36%	$1,297,617	$919,619	41%
Percentage of revenue:
Product	95%	94%		95%	94%
Professional services and other	5%	6%		5%	6%
Total	100%	100%		100%	100%

Product revenue increased $173.9 million and $369.6 million for the three and six months ended July 31, 2023, compared to the three and six months ended July 31, 2022, respectively, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 142% as of July 31, 2023. The increase in product revenue was also driven by an increase in capacity consumption prices of approximately 3% for each of the three and six months ended July 31, 2023, compared to the same periods in the prior year, primarily due to increased consumption of higher-priced editions of our platform.

We had 402 customers with product revenue of greater than $1 million for the trailing 12 months ended July 31, 2023, an increase from 248 customers as of July 31, 2022. Such customers represented approximately 64% and 60% of our product revenue for the trailing 12 months ended July 31, 2023 and 2022, respectively. Within these customers, we had 70 and 22 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended July 31, 2023. Approximately 98% of our revenue was derived from existing customers under capacity arrangements for each of the three and six months ended July 31, 2023, compared to 98% and 97% for the same periods in the prior year, respectively. The remainder was derived from on-demand arrangements and new customers under capacity arrangements for each of the three and six months ended July 31, 2023 and 2022. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $2.8 million and $8.4 million for the three and six months ended July 31, 2023, respectively, compared to the same periods in the prior year, as we continued to expand our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended July 31,			Six Months Ended July 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Product	$169,046	$131,606	28%	$328,424	$243,017	35%
Professional services and other	49,346	41,626	19%	99,382	78,145	27%
Total cost of revenue	$218,392	$173,232	26%	$427,806	$321,162	33%
Gross profit (loss):
Product	$471,163	$334,662	41%	$901,857	$617,685	46%
Professional services and other	(15,537)	(10,646)	46%	(32,046)	(19,228)	67%
Total gross profit	$455,626	$324,016	41%	$869,811	$598,457	45%
Gross margin:
Product	74%	72%		73%	72%
Professional services and other	(46%)	(34%)		(48%)	(33%)
Total gross margin	68%	65%		67%	65%
Headcount (at period end)
Product	400	295		400	295
Professional services and other	525	427		525	427
Total headcount	925	722		925	722

Cost of product revenue increased $37.4 million and $85.4 million for the three and six months ended July 31, 2023, compared to the three and six months ended July 31, 2022, respectively. The increase was primarily due to an increase of $17.0 million and $46.4 million in third-party cloud infrastructure expenses as a result of increased customer consumption for the three and six months ended July 31, 2023, respectively, compared to the same periods in the prior year. Personnel-related costs and allocated overhead costs also increased $9.7 million and $20.7 million for the three and six months ended July 31, 2023, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to existing and new employees. The remaining increase in cost of product revenue was primarily driven by an increase of $8.3 million and $13.9 million in amortization of acquired developed technology intangible assets and internal-use software development costs for the three and six months ended July 31, 2023, respectively.

Our product gross margin was 74% and 73% for the three and six months ended July 31, 2023, respectively, compared to 72% for each of the three and six months ended July 31, 2022. The slight improvement was primarily due to (i) higher volume-based discounts for our purchases of third-party cloud infrastructure, and (ii) increased cost efficiency as a result of cloud infrastructure processor improvements. While we expect our product gross margin to remain relatively flat for the fiscal year ending January 31, 2024, a number of factors could hinder any improvement in our product gross margin, including (i) fluctuations in the mix and timing of customers’ consumption, which is inherently variable at our customers’ discretion, (ii) whether or not a customer contracts with us through our marketplace listings, (iii) our discounting practices, including as a result of changes to the competitive environment, and (iv) the extent of our investments in our operations, including performance improvements that may make our platform or the underlying cloud infrastructure more efficient.

Cost of professional services and other revenue increased $7.7 million and $21.2 million for the three and six months ended July 31, 2023, compared to the three and six months ended July 31, 2022, respectively. The increase was primarily due to an increase of $8.6 million and $19.5 million in personnel-related costs and allocated overhead costs for the three and six months ended July 31, 2023, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to existing and new employees. The overall increase in cost of professional services and other revenue was also driven by increased amortization of an acquired developed technology intangible asset as a result of the Mountain business combination completed in February 2023, partially offset by a decrease in costs associated with contracted third-party partners.

Professional services and other gross margin declined for each of the three and six months ended July 31, 2023, compared to the same periods in the prior year, primarily due to overall increased costs from scaling our professional services organization, including increased headcount and amortization of an acquired developed technology intangible asset as a result of the Mountain business combination. However, we do not believe the year-over-year changes in professional services and other gross margins are meaningful given that our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Three Months Ended July 31,			Six Months Ended July 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$343,288	$274,645	25%	$674,846	$518,557	30%
Percentage of revenue	51%	55%		52%	57%
Headcount (at period end)	2,979	2,417		2,979	2,417

Sales and marketing expenses increased $68.6 million and $156.3 million for the three and six months ended July 31, 2023, compared to the three and six months ended July 31, 2022, respectively. The increase was primarily due to an increase of $61.4 million and $125.3 million in personnel-related costs (excluding commission expenses) and allocated overhead costs for the three and six months ended July 31, 2023, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to existing and new employees. Expenses associated with sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions, also increased $7.6 million and $16.8 million for the three and six months ended July 31, 2023, respectively, compared to the same periods in the prior year, primarily due to increases in customers' consumption of our platform.

The remaining increase in sales and marking expenses for the six months ended July 31, 2023, compared to the same period in the prior year, was primarily attributable to (i) a $6.2 million increase in travel-related expenses, and (ii) a $5.8 million increase in advertising costs and other expenses associated with our sales, marketing and business development programs. The remainder was driven by increased amortization of an acquired developer community intangible asset as a result of the Streamlit business combination completed in March 2022.

Research and Development

	Three Months Ended July 31,			Six Months Ended July 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$313,996	$183,748	71%	$591,408	$334,546	77%
Percentage of revenue	47%	37%		46%	36%
Headcount (at period end)	1,805	1,007		1,805	1,007

Research and development expenses increased $130.2 million and $256.9 million for the three and six months ended July 31, 2023, compared to the three and six months ended July 31, 2022, respectively. The increase was primarily due to an increase of $117.4 million and $225.9 million in personnel-related costs and allocated overhead costs for the three and six months ended July 31, 2023, respectively, compared to the same periods in the prior year, as a result of increased stock-based compensation, headcount, and overall costs to support the growth in our business. The increase in personnel-related costs included an increase of $66.1 million and $128.9 million in stock-based compensation for the three and six months ended July 31, 2023, respectively, primarily related to additional equity awards granted to existing and new employees. Third-party cloud infrastructure expenses incurred in developing our platform also increased $6.0 million and $11.7 million for the three and six months ended July 31, 2023, respectively, compared to the same periods in the prior year.

The remaining increase in research and development expenses for the six months ended July 31, 2023 was primarily attributable to impairment charges of $7.1 million, recognized during the six months ended July 31, 2023, related to our capitalized internal-use software development costs previously included in construction in progress that were no longer probable of being completed.

General and Administrative

	Three Months Ended July 31,			Six Months Ended July 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$83,749	$73,355	14%	$162,202	$141,852	14%
Percentage of revenue	12%	15%		12%	15%
Headcount (at period end)	950	845		950	845

General and administrative expenses increased $10.4 million and $20.4 million for the three and six months ended July 31, 2023, compared to the three and six months ended July 31, 2022, respectively, primarily due to an increase of $5.1 million and $11.1 million in personnel-related costs and allocated overhead costs, as a result of increased headcount and overall costs to support the growth in our business. Costs associated with outside services also increased $5.6 million and $6.8 million for the three and six months ended July 31, 2023, respectively, compared to the same periods in the prior year, due to increased legal fees and other professional service fees related to our business combinations and the normal course of operations.

The remaining increase in general and administrative expenses for the six months ended July 31, 2023 was attributable to increased travel-related expenses and other corporate costs.

Interest Income

	Three Months Ended July 31,			Six Months Ended July 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Interest income	$50,280	$11,692	330%	$93,411	$16,451	468%

Interest income increased $38.6 million and $77.0 million for the three and six months ended July 31, 2023, compared to the three and six months ended July 31, 2022, respectively, primarily due to higher yields on our investments in available-for-sale marketable debt securities as a result of increased interest rates.

Other Income (Expense), Net

	Three Months Ended July 31,			Six Months Ended July 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Impairments related to strategic investments in non-marketable equity securities	$(2,101)	$(26,555)	(92%)	$(2,101)	$(26,555)	(92%)
Net unrealized gains (losses) on strategic investments in marketable equity securities	7,410	3,382	119%	4,996	(5,477)	(191%)
Other	(1,223)	253	(583%)	(1,371)	631	(317%)
Other income (expense), net	$4,086	$(22,920)	(118%)	$1,524	$(31,401)	(105%)

Other income (expense), net for each of the three and six months ended July 31, 2023 and 2022 consisted primarily of (i) impairments recorded on our strategic investments in non-marketable equity securities and (ii) net unrealized gains (losses) recorded on our strategic investments in marketable equity securities. See Note 5, “Fair Value Measurements,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,			Six Months Ended July 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Loss before income taxes	$(231,041)	$(218,960)	6%	$(463,710)	$(411,448)	13%
Provision for (benefit from) income taxes	(3,721)	3,846	(197%)	(10,326)	(22,848)	(55%)
Effective tax rate	1.6%	(1.8%)		2.2%	5.6%

Our benefit from income taxes was $3.7 million for the three months ended July 31, 2023, primarily due to the partial release of a valuation allowance as a result of the Neeva business combination completed during the three months ended July 31, 2023. Our provision for income taxes was $3.8 million for the three months ended July 31, 2022, primarily due to pre-tax income in foreign jurisdictions.

Our benefit from income taxes decreased $12.5 million for the six months ended July 31, 2023, compared to the six months ended July 31, 2022, primarily due to the partial release of a valuation allowance as a result of the Streamlit business combination completed in March 2022.

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

Liquidity and Capital Resources

As of July 31, 2023, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $4.9 billion. Our investments primarily consist of corporate notes and bonds, U.S. government and agency securities, commercial paper, money market funds, and certificates of deposit.

As of July 31, 2023, our RPO was $3.5 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, which are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

Our primary source of cash is payments received from our customers. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses, sales and marketing expenses, overhead costs, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our authorized stock repurchase program. As of July 31, 2023, our material cash requirements from known contractual obligations and commitments related primarily to (i) third-party cloud infrastructure agreements, (ii) operating leases for office facilities, and (iii) subscription arrangements used to facilitate our operations at the enterprise level. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. In June 2023, we amended one of our third-party cloud infrastructure agreements. Under the amended agreement, we have committed to spend at least $1.0 billion between June 2023 and May 2028 on cloud infrastructure services with no minimum purchase commitment during any year. We are required to pay the difference if we fail to meet the minimum purchase commitment as of May 2028, and such payment can be applied to qualifying spending on cloud infrastructure services for up to twelve months after May 2028. Other than this amended cloud infrastructure agreement, for the six months ended July 31, 2023, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, which was filed with the SEC on March 29, 2023. See Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

During the six months ended July 31, 2023, we paid an aggregate of $264.6 million in cash for the Neeva, Mountain, and LeapYear business combinations, net of cash, cash equivalents, and restricted cash acquired.

In March 2023, we entered into a lease agreement related to a new office facility located outside of the United States for a total commitment of $35.7 million based on the exchange rate as of July 31, 2023. The lease commenced during the three months ended July 31, 2023, with an expiration date in fiscal 2032.

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The program is funded using our working capital and will expire in March 2025. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. During the six months ended July 31, 2023, we repurchased 1.4 million shares of our outstanding common stock for an aggregate purchase price of $191.7 million, including transaction costs, at a weighted-average price of $136.39 per share. All repurchases were made in open market transactions. As of July 31, 2023, $1.8 billion remained available for future repurchases under the stock repurchase program. See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

We believe that our existing cash, cash equivalents, and short-term and long-term investments, as well as cash flows expected to be generated by our operations, will be sufficient to support our working capital and capital expenditure requirements, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our authorized stock repurchase program, for the next 12 months and beyond. Our future capital requirements will depend on many factors, including our revenue growth rate, expenditures related to our headcount growth, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, our existing commitments to our third-party cloud providers, expenses associated with our international expansion, the introduction of platform enhancements, the continuing market adoption of our platform, and the volume and timing of our stock repurchases. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, as a result of those arrangements or the general expansion of our business, be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2023	2022

Net cash provided by operating activities	$382,635	$249,046
Net cash used in investing activities	$(261,171)	$(386,239)
Net cash used in financing activities	$(305,820)	$(34,219)

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (iii) amortization of deferred commissions, (iv) net amortization (accretion) of premiums (discounts) on investments, (v) amortization of operating lease right-of-use assets, (vi) net unrealized losses (gains) on strategic investments in equity securities, and (vii) deferred income tax benefit or expense, and changes in operating assets and liabilities during each period.

For the six months ended July 31, 2023, net cash provided by operating activities was $382.6 million, consisting of our net loss of $453.4 million, adjusted for non-cash charges of $641.2 million, and net cash inflows of $194.8 million provided by changes in our operating assets and liabilities, net of the effects of business combinations. The main drivers of the changes in operating assets and liabilities during the six months ended July 31, 2023 were (i) a $309.8 million decrease in accounts receivable due to timing of billings and collections as we have historically received a higher volume of customer orders in the fourth fiscal quarter of each year, (ii) a $46.9 million decrease in prepaid expenses and other assets primarily driven by a decrease in prepaid third-party cloud infrastructure expenses, and (iii) a $27.1 million increase in accrued expenses and other liabilities primarily due to increased headcount and the timing of accruals and payments, partially offset by (a) a $149.5 million decrease in deferred revenue due to revenue recognition outpacing invoicing for prepaid capacity agreements, and (b) a $41.0 million increase in deferred commissions earned upon the origination of customer contracts.

For the six months ended July 31, 2022, net cash provided by operating activities was $249.0 million, consisting of our net loss of $388.6 million, adjusted for non-cash charges of $476.3 million, and net cash inflows of $161.3 million provided by changes in our operating assets and liabilities, net of the effects of a business combination.

Net cash provided by operating activities increased $133.6 million for the six months ended July 31, 2023, compared to the six months ended July 31, 2022, primarily due to an increase of $393.0 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect to continue to generate positive net cash flows from operating activities for the fiscal year ending January 31, 2024.

Investing Activities

Net cash used in investing activities for the six months ended July 31, 2023 was $261.2 million, primarily driven by an aggregate of $264.6 million in cash paid for the Neeva, Mountain, and LeapYear business combinations, net of cash, cash equivalents, and restricted cash acquired, and to a lesser extent, purchases of intangible assets, capitalized internal-use software development costs, and purchases of property and equipment to support our office facilities, partially offset by proceeds of $61.4 million from net sales, maturities and redemptions of investments.

Net cash used in investing activities for the six months ended July 31, 2022 was $386.2 million, primarily driven by $184.8 million in net purchases of investments, $177.9 million in cash paid for the Streamlit business combination, net of cash and cash equivalents acquired and, to a lesser extent, capitalized internal-use software development costs and purchases of property and equipment to support our office facilities.

Financing Activities

Net cash used in financing activities for the six months ended July 31, 2023 was $305.8 million, primarily as a result of $191.7 million in repurchases of our common stock under our authorized stock repurchase program and $182.7 million in taxes paid related to net share settlement of equity awards, partially offset by proceeds of $68.6 million from the issuance of equity securities under our equity incentive plans.

Net cash used in financing activities for the six months ended July 31, 2022 was $34.2 million, primarily as a result of $84.1 million in taxes paid related to net share settlement of equity awards, partially offset by $49.9 million in proceeds from the issuance of equity securities under our equity incentive plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of July 31, 2023, we had $4.9 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, U.S. government and agency securities, commercial paper, money market funds, and certificates of deposit. In addition, we had $18.2 million of restricted cash primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term and long-term investments are held for working capital, capital expenditure, and general corporate purposes, including repurchases of our common stock under our stock repurchase program as well as acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $24.4 million or an increase of $24.3 million in the market value of our cash equivalents, and short-term and long-term investments as of July 31, 2023.

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

In order to manage our exposure to certain foreign currency exchange risks, we entered into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities positions and certain intercompany balances denominated in currencies other than the U.S. dollar. We also entered into a foreign currency forward contract, which we designate as a cash flow hedge, to manage the volatility of cash flows related to certain capital expenditures. All of our foreign currency forward contracts mature within twelve months. These forward contracts reduced, but did not entirely eliminate, the impact of adverse currency exchange rate movements. We did not enter into these forward contracts for trading or speculative purposes.

We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have had a material impact on our operating results for each of the three and six months ended July 31, 2023 and 2022, respectively. However, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption.

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

The following table presents our strategic investments by type (in thousands):

	July 31, 2023	January 31, 2023

Equity securities:
Non-marketable equity securities under Measurement Alternative	$192,046	$174,248
Non-marketable equity securities under equity method	5,165	5,066
Marketable equity securities	27,119	22,122
Debt securities:
Non-marketable debt securities	1,500	1,500
Total strategic investments—included in other assets	$225,830	$202,936

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of July 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the sections titled “Special Note about Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations or growth prospects. In such case, the trading price of our common stock could decline. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.
Risks Related to Our Business and Operations
We have experienced rapid revenue growth and have a limited operating history, both of which make it difficult to forecast our future results of operations.
Our revenue was $674.0 million and $497.2 million for the three months ended July 31, 2023 and 2022, respectively, and $1.3 billion and $919.6 million for the six months ended July 31, 2023 and 2022, respectively. As a result of our historical rapid growth, limited operating history, and unstable macroeconomic conditions, our ability to accurately forecast our future results of operations, including revenue, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

Further, our revenue growth could slow or our revenue could decline for a number of reasons, including increased competition, changes to technology, such as changes in software or underlying cloud infrastructure or the increasing prominence of new technology like artificial intelligence, and reduced demand for our platform. For example, customers may continue to optimize consumption, rationalize budgets, and prioritize cash flow management, including by reducing storage through shorter data retention policies and shortening committed contract durations. As a result of the foregoing and our rapid revenue growth in prior periods, our revenue growth rate has slowed in recent periods. Any further declines in our revenue growth rate could adversely affect investors’ perceptions of our business, and negatively impact the trading price of our common stock. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described below. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

We may not have visibility into our future financial position and results of operations.
Customers generally consume our platform by using compute, storage, and data transfer resources. Unlike a subscription-based business model, in which revenue is recognized ratably over the term of the subscription, we generally recognize revenue on consumption. Because our customers have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that a typical subscription-based software company has. There is a risk that customers will consume our platform at lower levels than we expect, including in response to adverse macroeconomic conditions or holidays. For example, during April 2023 and part of May 2023, consumption of our platform increased at a slower pace than expected. Unexpected fluctuations in customer consumption may cause actual results to differ from our forecasts. As a result, our results of operations in a given period should not be relied upon as indicative of future performance.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $227.3 million and $222.8 million for the three months ended July 31, 2023 and 2022, respectively, and $453.4 million and $388.6 million for the six months ended July 31, 2023 and 2022, respectively. As of July 31, 2023 and January 31, 2023, we had an accumulated deficit of $3.3 billion and $2.7 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our research and development teams, retain our employees, and acquire other businesses. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under these third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems, operating as a public company, and targeting regulated industries or markets. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
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
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, markets addressed, types of data processed, ease of data ingestion, user experience and programming languages, use of artificial intelligence, and data governance and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case, and our customers subsequently began using our platform for additional workloads, including data lake, data engineering, data science, application development, cybersecurity, unified online transaction and analytical processing, and collaboration. Our future success depends on our ability to continue to innovate rapidly and effectively and increase customer adoption of our platform and the Data Cloud, including Snowflake Marketplace and Snowpark.

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

Threats to information systems and data come from a variety of sources, including traditional computer “hackers,” internal and external personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties on which we rely are subject to a variety of evolving cyber threats, including unauthorized intrusions, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, social engineering attacks (including phishing), internal and external personnel misconduct or error, supply-chain attacks, software vulnerabilities, and software or hardware disruptions or failures, all of which are prevalent in our industry and our customers’ and partners’ industries. Furthermore, future business expansions, acquisitions or partnerships could expose us to additional cybersecurity risks and vulnerabilities. The techniques used to sabotage or obtain unauthorized access to our and our third-party providers’ platforms, systems, networks, or physical facilities in which data is stored or processed, or through which data is transmitted change frequently, and are becoming increasingly difficult to detect. In addition, ransomware attacks are becoming more frequent and severe, and we may be unwilling or unable to make ransom payments due to, for example, applicable laws or regulations prohibiting such payments. In general, cybersecurity breaches or efforts to mitigate security vulnerabilities could lead to significant interruptions in our operations, loss of data and income, reputational harm, diversion of funds, unexpected service interruptions, increased insurance costs, and other harm to our business, reputation, and competitive position.

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

We have contractual and other legal obligations to notify relevant stakeholders of security breaches. For example, new SEC rules require disclosure on Form 8-K of the nature, scope and timing of any material cybersecurity incident and the reasonably likely impact of such incident. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and any such mandatory disclosures are costly and could lead to negative publicity, loss of customer or partner confidence in the effectiveness of our security measures, diversion of management’s attention, governmental investigations, and the expenditure of significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.

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
We must increase the productivity of our sales and marketing organization to increase our sales to new and existing customers. It requires significant time and resources to effectively onboard new sales and marketing personnel. We also plan to continue to dedicate significant resources to sales and marketing programs that are industry-specific and focused on large organizations. Once a new customer begins using our platform, our sales team needs to focus on expanding consumption with that customer. All of these efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
Sales efforts to large customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.
Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, stronger customer leverage in negotiating pricing and other terms, more complex customer requirements, including our ability to partner with third parties that advise such customers or help them integrate their IT solutions, substantial upfront sales costs, less predictability in completing some of our sales, and higher customer support expectations. For example, large customers may require considerable time to evaluate and test our platform or new features prior to making a purchase decision. In addition, large customers may be switching from legacy on-premises solutions when purchasing our products, and may rely on third parties with whom we do not have relationships when making purchasing decisions. A number of factors also influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the renegotiation of existing agreements to cover additional workloads, changing laws, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. We have also historically seen consumption growth from large enterprises take longer than when compared to smaller enterprises. Moreover, large customers often begin to deploy our products on a limited basis but nevertheless demand implementation services and negotiate pricing discounts, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations may be affected.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based data platform products, including products with artificial intelligence capabilities; experienced sales professionals; and expert customer support personnel. We also are dependent on the continued service of our existing software engineers because of the sophistication of our platform.

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
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. Further, the proceeds we received from our IPO in September 2020 increased the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. For example, in February 2023 we acquired Mountain, a privately-held company which provides a premier suite of tools for efficiently migrating databases to the Data Cloud, and LeapYear, a privately-held company which provides a differential privacy platform, primarily for each of Mountain’s and LeapYear’s talent and developed technology. In May 2023, we acquired Neeva, a privately-held search company that leverages generative artificial intelligence and other innovations to allow users to query and discover data in new ways. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or unexpected costs assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations.

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
Our platform and the public cloud infrastructure on which our platform relies are vulnerable to damage or interruption from catastrophic events, such as earthquakes, floods, fires, power loss, telecommunication failures, cyber attacks, military conflict or war, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, and epidemics or pandemics, such as the COVID-19 pandemic. Some of our United States corporate offices in which we operate and certain of the public cloud data centers on which our platform runs are located in the San Francisco Bay Area and Pacific Northwest, regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our public cloud providers could result in disruptions, outages, and other performance and quality problems.

Our customers are also subject to the risk of catastrophic events. If those events occur, demand for our platform may decrease.

If we are unable to develop and maintain adequate plans to ensure that our business functions continue to operate during and after a catastrophic event and to execute successfully on those plans if such an event occurs, our business could be seriously harmed.
Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 23% of our revenue for each of the three and six months ended July 31, 2023. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, including China, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
As we prepare to offer our platform to Chinese affiliates of certain multi-national customers, risks associated with economic, political, and social events in China could negatively affect our business, financial condition, results of operations and growth prospects.
We are currently preparing to offer our platform to Chinese affiliates of certain multi-national customers. Under Chinese law, we must offer our platform through a Chinese-owned operating partner, which must assume control and management of certain aspects of our platform and serve as the seller of record. This requires a new operating and go-to-market model, and there is a risk that functionality or customer experience may suffer and that we may incur liability or brand impairment arising from the operating partner’s actions or inactions. In addition, developing and operationalizing this new model is a significant investment and may not generate expected returns.

We may also encounter the following risks:

•uncertainty regarding the validity, enforceability, and scope of protection for intellectual property rights in China and the practical difficulties of enforcing such rights;
•inability to secure our intellectual property and other proprietary information located in China from unauthorized access or theft;
•heightened risks of cyber incidents, which could lead to the unauthorized exposure of customer data;
•inability to comply with extensive and evolving Chinese laws that are often ambiguous or inconsistently enforced;
•changes in tax regulations that may impact the economics of our China operating model;
•economic or political instability;
•a slowdown in China’s economy; and
•a government-controlled foreign exchange rate and limitations on the convertibility of the Chinese yuan to other currencies.
Further, geopolitical and national security tensions between China and the United States or other countries could lead to further restrictions on our ability to operate in China, increased scrutiny of our business operations in China, or unwillingness of certain customers to do business with us, including the U.S. federal government.

Due to these and other risks, our operations in China may be more expensive or difficult than anticipated or they may fail, which could have an adverse effect on our business, financial condition, results of operations and growth prospects.

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
•uncertainty regarding the applicability of intellectual property protections to artificial intelligence technologies (including outputs generated from artificial intelligence technologies); and
•other practical, resource, or business limitations on our ability to enforce our rights.
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
•Other government bodies have implemented laws and are considering further regulating artificial intelligence and machine learning, which could negatively impact our ability to offer and use these technologies. Further, there is a proposed regulation across multiple jurisdictions in which Snowflake operates or intends to operate related to artificial intelligence that, if adopted, could impose onerous obligations related to the use of artificial intelligence-related systems. We may have to change our business practices to comply with such obligations, which may be difficult, onerous, and costly.
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
•rumors and market speculation involving us or other companies in our industry;
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

(c) Issuer Purchases of Equity Securities
There were no shares repurchased under our authorized stock repurchase program during the three months ended July 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares Subject to Trading Arrangement	Expiration Date
John McMahon, Former Director(1)	Terminate(2)	May 31, 2023	X		163,513	March 11, 2025
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(1) John McMahon served as a member of the board of directors until July 5, 2023.
(2) Trading arrangement was originally adopted on December 12, 2022.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	9/18/2020
3.2	Amended and Restated Bylaws of Snowflake Inc.	S-1/A	333-248280	3.4	9/8/2020
3.3	Certificate of Retirement.	8-K	001-39504	3.1	3/3/2021
10.1	Confirmatory Offer Letter by and between Snowflake Inc. and Frank Slootman, dated August 23, 2023.	8-K	001-39504	10.1	8/23/2023
10.2	Confirmatory Offer Letter by and between Snowflake Inc. and Michael P. Scarpelli, dated August 23, 2023.	8-K	001-39504	10.2	8/23/2023
10.3	Confirmatory Offer Letter by and between Snowflake Inc. and Christopher W. Degnan, dated August 23, 2023.	8-K	001-39504	10.3	8/23/2023
10.4	Confirmatory Offer Letter by and between Snowflake Inc. and Benoit Dageville, dated August 23, 2023.	8-K	001-39504	10.4	8/23/2023
10.5	Confirmatory Offer Letter by and between Snowflake Inc. and Grzegorz Czajkowski, dated August 23, 2023.	8-K	001-39504	10.5	8/23/2023
10.6	Confirmatory Offer Letter by and between Snowflake Inc. and Christian Kleinerman, dated August 23, 2023.	8-K	001-39504	10.6	8/23/2023
10.7	Severance and Change in Control Plan and related participation agreement.	8-K	001-39504	10.7	8/23/2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

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

Date: August 31, 2023

SNOWFLAKE INC.

By:	/s/ Frank Slootman
Name:	Frank Slootman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)