Form 10-Q
period 2023-10-31
Snowflake Inc.
filed 2023-12-01
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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

As of November 17, 2023, there were 329.3 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding.

1 We are a Delaware corporation with a globally distributed workforce and no corporate headquarters. Under the Securities and Exchange Commission’s rules, we are required to designate a “principal executive office.” For purposes of this report, we have designated our office in Bozeman, Montana as our principal executive office, as that is where our Chief Executive Officer and Chief Financial Officer are based.

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
•our ability to continue to innovate and make new features generally available to customers, including our development and use of artificial intelligence and machine learning;
•our ability to achieve or sustain our profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our growth strategies for, and market acceptance of, our platform and the Data Cloud, including Snowflake Marketplace and Snowpark, as well as our ability to execute such strategies;
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
•If we are not successful in executing our investments in artificial intelligence and machine learning technology, or AI Technology, including generative AI Technology, our business, financial condition, and results of operations could be harmed.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	October 31, 2023	January 31, 2023

Assets
Current assets:
Cash and cash equivalents	$982,182	$939,902
Short-term investments	2,566,357	3,067,966
Accounts receivable, net	511,034	715,821
Deferred commissions, current	74,574	67,901
Prepaid expenses and other current assets	178,136	193,100
Total current assets	4,312,283	4,984,690
Long-term investments	947,829	1,073,023
Property and equipment, net	216,380	160,823
Operating lease right-of-use assets	254,236	231,266
Goodwill	784,405	657,370
Intangible assets, net	329,767	186,013
Deferred commissions, non-current	150,362	145,286
Other assets	269,117	283,851
Total assets	$7,264,379	$7,722,322
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,456	$23,672
Accrued expenses and other current liabilities	318,281	269,069
Operating lease liabilities, current	33,348	27,301
Deferred revenue, current	1,605,587	1,673,475
Total current liabilities	2,032,672	1,993,517
Operating lease liabilities, non-current	253,029	224,357
Deferred revenue, non-current	12,082	11,463
Other liabilities	25,829	24,370
Total liabilities	2,323,612	2,253,707
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of each October 31, 2023 and January 31, 2023	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized, 329,651 and 323,305 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively; 185,461 Class B shares authorized, zero shares issued and outstanding as of each October 31, 2023 and January 31, 2023	33	32
Treasury stock, at cost; 500 and zero shares held as of October 31, 2023 and January 31, 2023, respectively	(68,299)	—
Additional paid-in capital	8,931,647	8,210,750
Accumulated other comprehensive loss	(27,208)	(38,272)
Accumulated deficit	(3,906,252)	(2,716,074)
Total Snowflake Inc. stockholders’ equity	4,929,921	5,456,436
Noncontrolling interest	10,846	12,179
Total stockholders’ equity	4,940,767	5,468,615
Total liabilities and stockholders’ equity	$7,264,379	$7,722,322
See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Revenue	$734,173	$557,028	$2,031,790	$1,476,647
Cost of revenue	228,948	190,721	656,754	511,883
Gross profit	505,225	366,307	1,375,036	964,764
Operating expenses:
Sales and marketing	355,079	284,477	1,029,925	803,034
Research and development	332,065	211,387	923,473	545,933
General and administrative	78,704	76,462	240,906	218,314
Total operating expenses	765,848	572,326	2,194,304	1,567,281
Operating loss	(260,623)	(206,019)	(819,268)	(602,517)
Interest income	53,491	21,857	146,902	38,308
Other expense, net	(4,170)	(13,271)	(2,646)	(44,672)
Loss before income taxes	(211,302)	(197,433)	(675,012)	(608,881)
Provision for (benefit from) income taxes	3,392	4,009	(6,934)	(18,839)
Net loss	(214,694)	(201,442)	(668,078)	(590,042)
Less: net loss attributable to noncontrolling interest	(443)	(506)	(1,333)	(506)
Net loss attributable to Snowflake Inc.	$(214,251)	$(200,936)	$(666,745)	$(589,536)
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(0.65)	$(0.63)	$(2.04)	$(1.86)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	329,310	320,135	326,964	317,653

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Net loss	$(214,694)	$(201,442)	$(668,078)	$(590,042)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1,108)	—	(4,158)
Net change in unrealized gains or losses on available-for-sale debt securities	5,927	(20,214)	11,796	(48,735)
Other	(891)	—	(732)	—
Total other comprehensive income (loss)	5,036	(21,322)	11,064	(52,893)
Comprehensive loss	(209,658)	(222,764)	(657,014)	(642,935)
Less: comprehensive loss attributable to noncontrolling interest	(443)	(506)	(1,333)	(506)
Comprehensive loss attributable to Snowflake Inc.	$(209,215)	$(222,258)	$(655,681)	$(642,429)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended October 31, 2023
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—July 31, 2023	329,878	$33	(500)	$(68,299)	$8,679,411	$(32,244)	$(3,291,963)	$5,286,938	$11,289	$5,298,227
Issuance of common stock upon exercise of stock options	1,095	—	—	—	7,294	—	—	7,294	—	7,294
Issuance of common stock under employee stock purchase plan	204	—	—	—	24,169	—	—	24,169	—	24,169
Vesting of early exercised stock options	—	—	—	—	41	—	—	41	—	41
Vesting of restricted stock units	1,632	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(551)	—	—	—	(90,162)	—	—	(90,162)	—	(90,162)
Repurchases and retirement of common stock	(2,607)	—	—	—	—	—	(400,038)	(400,038)	—	(400,038)
Stock-based compensation	—	—	—	—	310,894	—	—	310,894	—	310,894
Other comprehensive income	—	—	—	—	—	5,036	—	5,036	—	5,036
Net loss	—	—	—	—	—	—	(214,251)	(214,251)	(443)	(214,694)
BALANCE—October 31, 2023	329,651	$33	(500)	$(68,299)	$8,931,647	$(27,208)	$(3,906,252)	$4,929,921	$10,846	$4,940,767

	Three Months Ended October 31, 2022
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—July 31, 2022	319,897	$32	—	$—	$7,782,117	$(47,857)	$(2,307,969)	$5,426,323	$—	$5,426,323
Issuance of common stock upon exercise of stock options	984	—	—	—	7,366	—	—	7,366	—	7,366
Issuance of common stock under employee stock purchase plan	102	—	—	—	14,837	—	—	14,837	—	14,837
Issuance of common stock in connection with a business combination	2	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	61	—	—	61	—	61
Vesting of restricted stock units	786	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(274)	—	—	—	(52,507)	—	—	(52,507)	—	(52,507)
Stock-based compensation	—	—	—	—	236,955	—	—	236,955	—	236,955
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	13,000	13,000
Other comprehensive loss	—	—	—	—	—	(21,322)	—	(21,322)	—	(21,322)
Net loss	—	—	—	—	—	—	(200,936)	(200,936)	(506)	(201,442)
BALANCE—October 31, 2022	321,497	$32	—	$—	$7,988,829	$(69,179)	$(2,508,905)	$5,410,777	$12,494	$5,423,271

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2023
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2023	323,305	$32	—	$—	$8,210,750	$(38,272)	$(2,716,074)	$5,456,436	$12,179	$5,468,615
Issuance of common stock upon exercise of stock options	5,951	1	—	—	38,820	—	—	38,821	—	38,821
Issuance of common stock under employee stock purchase plan	516	—	—	—	61,234	—	—	61,234	—	61,234
Vesting of early exercised stock options	—	—	—	—	163	—	—	163	—	163
Vesting of restricted stock units	5,131	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(1,740)	—	—	—	(279,067)	—	—	(279,067)	—	(279,067)
Repurchases of common stock as treasury stock	—	—	(500)	(68,299)	—	—	—	(68,299)	—	(68,299)
Repurchases and retirement of common stock	(3,512)	—	—	—	—	—	(523,433)	(523,433)	—	(523,433)
Stock-based compensation	—	—	—	—	899,747	—	—	899,747	—	899,747
Other comprehensive income	—	—	—	—	—	11,064	—	11,064	—	11,064
Net loss	—	—	—	—	—	—	(666,745)	(666,745)	(1,333)	(668,078)
BALANCE—October 31, 2023	329,651	$33	(500)	$(68,299)	$8,931,647	$(27,208)	$(3,906,252)	$4,929,921	$10,846	$4,940,767

	Nine Months Ended October 31, 2022
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2022	312,377	$31	—	$—	$6,984,669	$(16,286)	$(1,919,369)	$5,049,045	$—	$5,049,045
Issuance of common stock upon exercise of stock options	4,926	1	—	—	30,932	—	—	30,933	—	30,933
Issuance of common stock under employee stock purchase plan	286	—	—	—	40,931	—	—	40,931	—	40,931
Issuance of common stock in connection with a business combination	1,916	—	—	—	438,916	—	—	438,916	—	438,916
Issuance of common stock in connection with a business combination subject to future vesting	409	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	183	—	—	183	—	183
Vesting of restricted stock units	2,409	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(826)	—	—	—	(138,641)	—	—	(138,641)	—	(138,641)
Stock-based compensation	—	—	—	—	631,839	—	—	631,839	—	631,839
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	13,000	13,000
Other comprehensive loss	—	—	—	—	—	(52,893)	—	(52,893)	—	(52,893)
Net loss	—	—	—	—	—	—	(589,536)	(589,536)	(506)	(590,042)
BALANCE—October 31, 2022	321,497	$32	—	$—	$7,988,829	$(69,179)	$(2,508,905)	$5,410,777	$12,494	$5,423,271

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(668,078)	$(590,042)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,917	43,809
Non-cash operating lease costs	39,141	33,579
Amortization of deferred commissions	54,722	41,525
Stock-based compensation, net of amounts capitalized	862,517	610,837
Net amortization (accretion) of premiums (discounts) on investments	(49,226)	12,331
Net unrealized losses (gains) on strategic investments in equity securities	(1,105)	45,096
Deferred income tax	(13,107)	(25,277)
Other	14,286	678
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	205,138	150,723
Deferred commissions	(66,470)	(63,627)
Prepaid expenses and other assets	51,574	13,169
Accounts payable	51,672	10,304
Accrued expenses and other liabilities	33,709	27,727
Operating lease liabilities	(28,739)	(29,176)
Deferred revenue	(67,409)	46,667
Net cash provided by operating activities	503,542	328,323
Cash flows from investing activities:
Purchases of property and equipment	(22,014)	(19,766)
Capitalized internal-use software development costs	(27,104)	(17,319)
Cash paid for business combinations, net of cash, cash equivalents, and restricted cash acquired	(279,534)	(352,555)
Purchases of intangible assets	(28,744)	(700)
Purchases of investments	(2,095,329)	(2,796,167)
Sales of investments	11,266	58,813
Maturities and redemptions of investments	2,751,148	2,594,593
Net cash provided by (used in) investing activities	309,689	(533,101)
Cash flows from financing activities:
Proceeds from exercise of stock options	38,854	31,095
Proceeds from issuance of common stock under employee stock purchase plan	61,234	40,931
Taxes paid related to net share settlement of equity awards	(273,828)	(135,766)
Repurchases of common stock	(591,732)	—
Capital contributions from noncontrolling interest holders	—	13,000
Payments of deferred purchase consideration for a business combination	—	(1,800)
Net cash used in financing activities	(765,472)	(52,540)

	Nine Months Ended October 31,
	2023	2022

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,595)	(9,390)
Net increase (decrease) in cash, cash equivalents, and restricted cash	43,164	(266,708)
Cash, cash equivalents, and restricted cash—beginning of period	956,731	1,102,534
Cash, cash equivalents, and restricted cash—end of period	$999,895	$835,826
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$7,690	$5,841
Stock-based compensation included in capitalized software development costs	$37,230	$20,295
Issuance of common stock in connection with a business combination	$—	$438,916
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other current liabilities	$5,293	$2,874
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$982,182	$819,003
Restricted cash—included in other assets and prepaid expenses and other current assets	17,713	16,823
Total cash, cash equivalents, and restricted cash	$999,895	$835,826
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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2023 and the results of operations for the three and nine months ended October 31, 2023 and 2022, and cash flows for the nine months ended October 31, 2023 and 2022. The condensed balance sheet as of January 31, 2023 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended October 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	October 31, 2023	January 31, 2023

United States	$366,305	$329,275
Other(1)	104,311	62,814
Total	$470,616	$392,089
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of October 31, 2023 and January 31, 2023.

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

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations

Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Product revenue	$698,478	$522,752	$1,928,759	$1,383,454
Professional services and other revenue	35,695	34,276	103,031	93,193
Total	$734,173	$557,028	$2,031,790	$1,476,647

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Americas:
United States	$569,743	$441,432	$1,569,099	$1,171,641
Other Americas(1)	18,083	11,637	52,781	31,316
EMEA(1)(2)	110,412	79,326	311,586	207,010
Asia-Pacific and Japan(1)	35,935	24,633	98,324	66,680
Total	$734,173	$557,028	$2,031,790	$1,476,647
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East, and Africa.

Accounts Receivable, Net

As of October 31, 2023 and January 31, 2023, allowance for credit losses of $6.3 million and $2.2 million, respectively, was included in the Company’s accounts receivable, net balance.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of October 31, 2023 and January 31, 2023, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the three and nine months ended October 31, 2023 and 2022.

Deferred Revenue

The Company recognized $556.1 million and $427.4 million of revenue for the three months ended October 31, 2023 and 2022, respectively, from the deferred revenue balances as of July 31, 2023 and 2022, respectively.

The Company recognized $1.2 billion and $841.8 million of revenue for the nine months ended October 31, 2023 and 2022, respectively, from the deferred revenue balances as of January 31, 2023 and 2022, respectively.

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

As of October 31, 2023, the Company’s RPO was $3.7 billion, of which the Company expects approximately 57% to be recognized as revenue in the twelve months ending October 31, 2024 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	October 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$579,719	$—	$—	$579,719
Time deposits	5,285	—	—	5,285
Commercial paper	4,997	—	(1)	4,996
Total cash equivalents	590,001	—	(1)	590,000
Investments:
Corporate notes and bonds	1,530,205	483	(12,947)	1,517,741
U.S. government and agency securities	1,135,128	7	(11,259)	1,123,876
Commercial paper	572,082	29	(439)	571,672
Certificates of deposit	300,969	93	(165)	300,897
Total investments	3,538,384	612	(24,810)	3,514,186
Total cash equivalents and investments	$4,128,385	$612	$(24,811)	$4,104,186

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds(1)	$520,138	$—	$—	$520,138
Commercial paper	9,305	—	(1)	9,304
Corporate notes and bonds	6,902	1	—	6,903
Certificates of deposit	3,045	—	(1)	3,044
Total cash equivalents(1)	539,390	1	(2)	539,389
Investments:
Corporate notes and bonds	2,124,454	2,096	(23,470)	2,103,080
Commercial paper	883,023	272	(1,947)	881,348
U.S. government and agency securities	715,949	107	(12,220)	703,836
Certificates of deposit	453,557	278	(1,110)	452,725
Total investments	4,176,983	2,753	(38,747)	4,140,989
Total cash equivalents and investments(1)	$4,716,373	$2,754	$(38,749)	$4,680,378
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

The Company included $23.4 million and $19.4 million of interest receivable in prepaid expenses and other current assets on the condensed consolidated balance sheets as of October 31, 2023 and January 31, 2023, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of October 31, 2023 and January 31, 2023 because such potential losses were not material.

As of October 31, 2023, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, classified as short-term or long-term investments on the Company’s condensed consolidated balance sheets, by remaining contractual maturity, are as follows (in thousands):

October 31, 2023
Estimated Fair Value

Due within 1 year	$2,566,357
Due in 1 year to 3 years	947,829
Total	$3,514,186

The following tables show the fair values of, and the gross unrealized losses on, the Company’s available-for-sale marketable debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position and aggregated by investment type, on the condensed consolidated balance sheets (in thousands):

	October 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$4,997	$(1)	$—	$—	$4,997	$(1)
Total cash equivalents	4,997	(1)	—	—	4,997	(1)
Investments:
Corporate notes and bonds	873,774	(7,142)	460,730	(5,805)	1,334,504	(12,947)
U.S. government and agency securities	785,354	(5,392)	244,639	(5,867)	1,029,993	(11,259)
Commercial paper	490,963	(439)	—	—	490,963	(439)
Certificates of deposit	153,122	(165)	—	—	153,122	(165)
Total investments	2,303,213	(13,138)	705,369	(11,672)	3,008,582	(24,810)
Total cash equivalents and investments	$2,308,210	$(13,139)	$705,369	$(11,672)	$3,013,579	$(24,811)

	January 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$9,304	$(1)	$—	$—	$9,304	$(1)
Certificates of deposit	3,044	(1)	—	—	3,044	(1)
Total cash equivalents	12,348	(2)	—	—	12,348	(2)
Investments:
Corporate notes and bonds	899,655	(8,521)	736,431	(14,949)	1,636,086	(23,470)
U.S. government and agency securities	387,207	(3,157)	232,771	(9,063)	619,978	(12,220)
Commercial paper	561,793	(1,947)	—	—	561,793	(1,947)
Certificates of deposit	256,428	(1,110)	—	—	256,428	(1,110)
Total investments	2,105,083	(14,735)	969,202	(24,012)	3,074,285	(38,747)
Total cash equivalents and investments	$2,117,431	$(14,737)	$969,202	$(24,012)	$3,086,633	$(38,749)

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair value of these securities due to credit related factors was not material as of October 31, 2023 and January 31, 2023.

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

The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of October 31, 2023 (in thousands):

	Level 1	Level 2	Total

Cash equivalents:
Money market funds	$579,719	$—	$579,719
Time deposits	—	5,285	5,285
Commercial paper	—	4,996	4,996
Short-term investments:
Corporate notes and bonds	—	937,328	937,328
U.S. government and agency securities	—	756,460	756,460
Commercial paper	—	571,672	571,672
Certificates of deposit	—	300,897	300,897
Long-term investments:
Corporate notes and bonds	—	580,413	580,413
U.S. government and agency securities	—	367,416	367,416
Total	$579,719	$3,524,467	$4,104,186

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

The following table presents the Company’s strategic investments by type (in thousands):

	October 31, 2023	January 31, 2023

Equity securities:
Non-marketable equity securities under Measurement Alternative	$192,038	$174,248
Non-marketable equity securities under equity method	5,206	5,066
Marketable equity securities	26,329	22,122
Debt securities:
Non-marketable debt securities	1,500	1,500
Total strategic investments—included in other assets	$225,073	$202,936

The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s strategic investments in equity securities held as of October 31, 2023 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Non-marketable equity securities under Measurement Alternative:
Upward adjustments	$—	$1,124	$—	$1,124
Impairments	(1,000)	(7,482)	(3,101)	(34,037)
Marketable equity securities:
Net unrealized gains (losses)	(790)	(6,706)	4,206	(12,183)
Total—included in other expense, net	$(1,790)	$(13,064)	$1,105	$(45,096)

The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative held by the Company as of October 31, 2023 were $37.1 million and $41.1 million, respectively.

No realized gains or losses were recognized on the Company’s strategic investments in equity securities during any of periods presented.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	October 31, 2023	January 31, 2023

Leasehold improvements	$67,366	$59,872
Computers, equipment, and software	27,741	20,050
Furniture and fixtures	17,533	14,800
Capitalized internal-use software development costs	78,607	44,059
Construction in progress—capitalized internal-use software development costs	84,266	61,575
Construction in progress—other	13,050	7,313
Total property and equipment, gross	288,563	207,669
Less: accumulated depreciation and amortization(1)	(72,183)	(46,846)
Total property and equipment, net	$216,380	$160,823
________________
(1)Includes $32.2 million and $19.9 million of accumulated amortization related to capitalized internal-use software development costs as of October 31, 2023 and January 31, 2023, respectively.

Depreciation and amortization expense was $10.0 million and $26.0 million for the three and nine months ended October 31, 2023, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $5.0 million and $12.3 million for the three and nine months ended October 31, 2023, respectively.

Depreciation and amortization expense was $6.6 million and $17.1 million for the three and nine months ended October 31, 2022, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $2.9 million and $6.8 million for the three and nine months ended October 31, 2022, respectively.

During the nine months ended October 31, 2023, the Company recognized impairment charges of $7.1 million related to its capitalized internal-use software development costs previously included in construction in-progress that were no longer probable of being completed. Such impairment charges were recorded as research and development expenses on the condensed consolidated statements of operations. Impairment charges related to capitalized internal-use software development costs recognized during the nine months ended October 31, 2022 were not material.

7. Business Combinations

Fiscal 2024

Neeva Inc.

During the nine months ended October 31, 2023, the Company acquired all outstanding stock of Neeva Inc. and its equity investee (collectively, Neeva), for total preliminary consideration of $185.4 million in cash. The Company acquired Neeva primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

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

Other Business Combination

During the nine months ended October 31, 2023, the Company acquired all outstanding stock of a privately-held company for $16.6 million in cash. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase consideration based on the estimated fair values, the Company recorded $1.6 million of cash acquired, $4.9 million as a developer community intangible asset (to be amortized over an estimated useful life of five years), and $10.1 million as goodwill, which is not deductible for income tax purposes.

The excess of purchase consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill. The Company believes the goodwill balance associated with this business combination is primarily attributed to the assembled workforce and expected synergies arising from the acquisition.

Acquisition-related costs, recorded as general and administrative expenses, associated with each of the business combinations above were not material during the nine months ended October 31, 2023.

From the respective dates of acquisition through October 31, 2023, revenue attributable to each of the companies acquired in fiscal 2024, included in the Company’s condensed consolidated statements of operations for the nine months ended October 31, 2023, was not material. It was impracticable to determine the effect on the Company’s net loss attributable to each of the companies acquired in fiscal 2024 as these operations have been integrated into the Company’s ongoing operations since the respective dates of acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Neeva, as if Neeva had been acquired as of February 1, 2022 (in thousands):

	Pro Forma
	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(unaudited)
Revenue	$734,173	$557,044	$2,032,036	$1,476,684
Net loss	$(214,694)	$(231,175)	$(714,693)	$(669,011)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of operations of Neeva to reflect certain business combination effects, including the amortization of the acquired intangible asset, stock-based compensation, income tax impact, and acquisition-related costs incurred by both the Company and Neeva as though this business combination occurred as of February 1, 2022, the beginning of the Company’s fiscal 2023. The historical condensed consolidated financial information in the unaudited pro forma table above has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to the business combination, reasonably estimable, and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if this business combination had taken place as of February 1, 2022.

Pro forma financial information has not been presented as the effects of each of the Mountain, LeapYear, and other fiscal 2024 business combinations were not material to the Company’s condensed consolidated financial statements.

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

Acquisition-related costs of $3.4 million associated with this business combination were recorded as general and administrative expenses during the nine months ended October 31, 2022.

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

Acquisition-related costs of $1.9 million associated with this business combination were recorded as general and administrative expenses during the nine months ended October 31, 2022.

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

The pro forma financial information for all periods presented above has been calculated after adjusting the results of operations of Applica and Streamlit to reflect certain business combination effects, including the amortization of the acquired intangible asset, stock-based compensation, income tax impact, and acquisition-related costs incurred by the Company, Applica, and Streamlit as though these business combinations occurred as of February 1, 2021, the beginning of the Company’s fiscal 2022. The historical condensed consolidated financial information in the unaudited pro forma table above has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to these business combinations, reasonably estimable, and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if these business combinations had taken place as of February 1, 2021.

8. Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	October 31, 2023
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$218,596	$(36,330)	$182,266
Developer community	154,900	(47,641)	107,259
Assembled workforce	55,732	(19,430)	36,302
Patents	8,874	(5,760)	3,114
Other	47	(47)	—
Total finite-lived intangible assets	$438,149	$(109,208)	$328,941
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$329,767

	January 31, 2023
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developer community	$150,000	$(25,206)	$124,794
Developed technology	48,332	(9,608)	38,724
Assembled workforce	28,252	(11,036)	17,216
Patents	8,874	(4,421)	4,453
Other	47	(47)	—
Total finite-lived intangible assets	$235,505	$(50,318)	$185,187
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$186,013

During the nine months ended October 31, 2023, in addition to the developed technology intangible assets and a developer community intangible asset acquired in connection with fiscal 2024 business combinations, as discussed in Note 7, “Business Combinations,” the Company also acquired $28.7 million of intangible assets, primarily consisting of assembled workforce intangible assets with a useful life of four years.

Amortization expense of intangible assets was $22.5 million and $58.9 million for the three and nine months ended October 31, 2023, respectively, and $11.1 million and $26.7 million for the three and nine months ended October 31, 2022, respectively.

As of October 31, 2023, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
Remainder of 2024	$22,780
2025	89,764
2026	83,519
2027	79,366
2028	46,800
Thereafter	6,712
Total	$328,941
Goodwill

Changes in goodwill were as follows (in thousands):

Amount

Balance—January 31, 2023	$657,370
Additions	127,035
Balance—October 31, 2023	$784,405

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2023	January 31, 2023

Accrued compensation	$152,440	$123,173
Accrued third-party cloud infrastructure expenses	43,252	26,535
Liabilities associated with sales, marketing and business development programs	28,985	23,444
Accrued taxes	17,194	20,003
Employee contributions under employee stock purchase plan	16,072	36,648
Accrued professional services	11,941	11,776
Accrued purchases of property and equipment	4,098	3,876
Other	44,299	23,614
Total accrued expenses and other current liabilities	$318,281	$269,069

10. Commitments and Contingencies

Operating Leases—The Company leases its facilities for office space under non-cancelable operating leases with various expiration dates through fiscal 2035. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

In March 2023, the Company entered into an agreement related to a new office facility located outside of the United States for a total commitment of $33.8 million based on the exchange rate as of October 31, 2023. The lease commenced during the nine months ended October 31, 2023, with an expiration date in fiscal 2032, and resulted in an increase in the Company’s operating lease right-of-use assets and operating lease liabilities in the amount of approximately $31 million.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2030. Such subleases have all been classified as operating leases. Sublease income is recorded as a reduction to the Company’s operating lease costs. Sublease income was $2.9 million and $9.1 million for the three and nine months ended October 31, 2023, respectively, and $3.0 million and $9.7 million for the three and nine months ended October 31, 2022, respectively.

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

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three and nine months ended October 31, 2023 and 2022.

Legal Matters—On March 23, 2021, a former employee, whose employment with the Company was terminated on September 29, 2020, filed a charge with the National Labor Relations Board (the NLRB) claiming that he was terminated in retaliation for engaging in concerted activity protected under the National Labor Relations Act. On September 15, 2023, following a hearing before a NLRB administrative law judge, the administrative law judge issued his ruling in favor of the former employee and ordered that he be awarded certain compensatory and other damages.

The Company is appealing the ruling to the Board of the NLRB. The Company believes it is reasonably possible that a loss could ultimately result from an unfavorable outcome and that an estimate of the potential range of loss is between zero and $25 million, plus interest. No material loss accrual was recorded in the Company’s condensed consolidated balance sheet as of October 31, 2023, because management believes the likelihood of material loss resulting from this charge is not probable given the further appellate proceedings that are due to take place.

In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

Letters of Credit—As of October 31, 2023, the Company had a total of $17.7 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, non-employee directors, and certain other employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three and nine months ended October 31, 2023 and 2022, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions were not material.

11. Equity

Common Stock—The Company had reserved shares of common stock for future issuance as follows (in thousands):

	October 31, 2023	January 31, 2023

2012 Equity Incentive Plan:
Options outstanding	29,174	35,212
Restricted stock units outstanding	1,189	2,521
2020 Equity Incentive Plan:
Options outstanding	602	642
Restricted stock units outstanding	18,677	13,039
Shares available for future grants	61,584	52,989
2020 Employee Stock Purchase Plan:
Shares available for future grants	13,764	11,046
Total shares of common stock reserved for future issuance	124,990	115,449

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

The following table summarizes the stock repurchase activity under the Company’s stock repurchase program (in thousands, except per share data):

	Three Months Ended October 31, 2023	Nine Months Ended October 31, 2023

Number of shares repurchased	2,607	4,012
Weighted-average price per share(1)	$153.49	$147.50
Aggregate purchase price(1)	$400,038	$591,732
________________
(1)Includes transaction costs associated with the repurchases.

As of October 31, 2023, $1.4 billion remained available for future stock repurchases under the stock repurchase program. The first 0.5 million shares repurchased during the nine months ended October 31, 2023 were recorded in treasury stock as a reduction to the stockholders’ equity on the condensed consolidated balance sheets. All subsequent repurchases of common stock were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price (including associated transaction costs) over par value was recorded entirely to retained earnings (accumulated deficit) on the condensed consolidated balance sheets.

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

A summary of stock option activity and activity regarding shares available for grant under the Plans during the nine months ended October 31, 2023 is as follows:

	Shares Available for Grant (in thousands)	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2023	52,989	35,854	$11.27	5.9	$5,237,549
Shares authorized	16,165	—
Options exercised	—	(2,376)	$6.45
Options canceled	50	(50)	$5.38
RSUs granted	(7,318)	—
Shares withheld related to net share settlement of RSUs	638	—
RSUs forfeited	472	—
Balance—April 30, 2023	62,996	33,428	$11.63	5.7	$4,599,537
Options exercised	—	(2,480)	$6.53
Options canceled	55	(55)	$110.24
RSUs granted	(2,048)	—
Shares withheld related to net share settlement of RSUs	551	—
RSUs forfeited	458	—
Balance—July 31, 2023	62,012	30,893	$11.86	5.5	$5,141,902
Options exercised	—	(1,095)	$6.66
Options canceled	22	(22)	$122.25
RSUs granted	(1,504)	—
Shares withheld related to net share settlement of RSUs	551	—
RSUs forfeited	503	—
Balance—October 31, 2023	61,584	29,776	$11.97	5.2	$4,002,528
Vested and exercisable as of October 31, 2023		28,830	$9.52	5.2	$3,924,611

No options were granted during the nine months ended October 31, 2023. The weighted-average grant-date fair value of options granted during the nine months ended October 31, 2022 was $101.66 per share. The intrinsic value of options exercised in the nine months ended October 31, 2023 and 2022 was $901.4 million and $875.0 million, respectively. The aggregate grant-date fair value of options that vested during the nine months ended October 31, 2023 and 2022 was $36.4 million and $60.7 million, respectively.

RSUs—RSUs granted under the 2012 Plan had both service-based and performance-based vesting conditions, of which the performance-based vesting condition was satisfied upon the effectiveness of the IPO in September 2020. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. Stock-based compensation associated with RSUs granted under the 2012 Plan was recognized using an accelerated attribution method from the time it was deemed probable that the vesting condition was met through the time the service-based vesting condition had been achieved. RSUs granted under the 2020 Plan generally only contain a service-based vesting condition that is typically satisfied over four years, and the related stock-based compensation for such RSUs is recognized on a straight-line basis over the requisite service period.

During the nine months ended October 31, 2023, the Company granted, under the 2020 Plan, RSUs that have both service-based and performance-based vesting conditions (PRSUs) to its executive officers and certain other members of its senior leadership team. The service-based vesting condition for these PRSUs is satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance targets set by the compensation committee of the board of directors of the Company. The ultimate number of PRSUs earned and eligible to vest ranges between 0% to 120% of the target number of PRSUs granted based on the weighted-average achievement of such Company annual performance metrics for the fiscal year ending January 31, 2024. Stock-based compensation associated with these PRSUs is recognized using an accelerated attribution method over the requisite service period, based on the probability of the performance condition being satisfied, which is assessed periodically by the Company. For the three and nine months ended October 31, 2023, the Company recognized stock-based compensation of $10.5 million and $20.6 million associated with these PRSUs, respectively.

A summary of RSU activity, inclusive of PRSU activity, during the nine months ended October 31, 2023 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2023	15,560	$181.17
Granted(1)	7,318	$143.56
Vested	(1,862)	$188.47
Forfeited	(472)	$179.39
Unvested Balance—April 30, 2023	20,544	$167.15
Granted	2,048	$187.08
Vested	(1,637)	$169.81
Forfeited	(458)	$176.59
Unvested Balance—July 31, 2023	20,497	$168.72
Granted	1,504	$157.62
Vested	(1,632)	$168.13
Forfeited	(503)	$173.42
Unvested Balance—October 31, 2023	19,866	$167.81
________________
(1)Includes 0.5 million PRSUs granted at 120% of the target number of PRSUs, which represents the maximum number of PRSUs that may be earned and eligible to vest with respect to these awards over their full term.

Restricted Common Stock—Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

As discussed in Note 7, “Business Combinations,” during the nine months ended October 31, 2022, in connection with the Streamlit business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s common stock outside of the Plans in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares are accounted for as post-combination stock-based compensation over the requisite service period of three years. As of October 31, 2023, 0.3 million shares remained unvested.

A summary of restricted common stock activity during the nine months ended October 31, 2023 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2023	428	$219.26
Vested	(142)	$199.28
Unvested Balance—April 30, 2023, July 31, 2023, and October 31, 2023	286	$229.13

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the fair value of stock options granted to employees during the nine months ended October 31, 2022:

Nine Months Ended October 31, 2022

Expected term (in years)	6.0
Expected volatility	50.0%
Risk-free interest rate	1.8%
Expected dividend yield	—%

No stock options were granted during the three months ended October 31, 2022 or each of the three and nine months ended October 31, 2023.

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

The following table summarizes the assumptions used in estimating the fair value of employee stock purchase rights granted under the 2020 ESPP during the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	48.4%	74.8%	48.4% - 71.3%	58.9% - 74.8%
Risk-free interest rate	5.5%	3.8%	4.7% - 5.5%	0.9% - 3.8%
Expected dividend yield	—%	—%	—%	—%

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Cost of revenue	$30,530	$27,794	$93,294	$76,499
Sales and marketing	75,708	65,010	226,841	177,641
Research and development	167,445	110,231	466,867	280,721
General and administrative	24,603	26,128	75,515	75,976
Stock-based compensation, net of amounts capitalized	298,286	229,163	862,517	610,837
Capitalized stock-based compensation	12,608	7,792	37,230	21,002
Total stock-based compensation	$310,894	$236,955	$899,747	$631,839

As of October 31, 2023, total compensation cost related to unvested stock-based awards not yet recognized was $2.9 billion, which will be recognized over a weighted-average period of 2.9 years.

12. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of (1.6%) and 1.0% for the three and nine months ended October 31, 2023, respectively, and (2.0%) and 3.1% for the three and nine months ended October 31, 2022, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of October 31, 2023, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2017 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three and nine months ended October 31, 2023 and 2022. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. None of the unrecognized tax benefits are currently expected to impact the Company’s effective tax rate, if realized, as a result of the full valuation allowance.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on stock repurchases. For the three and nine months ended October 31, 2023, the Inflation Act had no material impact to the Company, including its stock repurchase program. The Company is continuing to evaluate the various provisions of the Inflation Act and does not anticipate the impact, if any, will be material to the Company.

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

The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. Class A common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Numerator:
Net loss	$(214,694)	$(201,442)	$(668,078)	$(590,042)
Less: net loss attributable to noncontrolling interest	(443)	(506)	(1,333)	(506)
Net loss attributable to Snowflake Inc. Class A common stockholders	$(214,251)	$(200,936)	$(666,745)	$(589,536)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	329,310	320,135	326,964	317,653
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(0.65)	$(0.63)	$(2.04)	$(1.86)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three and Nine Months Ended October 31,
	2023	2022

Stock options	29,776	37,106
RSUs	19,866	15,561
Unvested restricted common stock and early exercised stock options	286	543
Employee stock purchase rights under the 2020 ESPP	130	107
Total	50,058	53,317

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and (2) our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2023 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 29, 2023. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our go-to-market strategy is focused on acquiring new customers and driving continued use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 135% and 158% as of October 31, 2023 and January 31, 2023, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of October 31, 2023, we had 8,907 total customers, increasing from 7,776 customers as of January 31, 2023. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of October 31, 2023, our customers included 647 of the Forbes Global 2000, based on the 2023 Forbes Global 2000 list, and those customers contributed approximately 42% of our revenue for the nine months ended October 31, 2023. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

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

Stock Repurchase Program

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. The program is funded using our working capital and will expire in March 2025. During the nine months ended October 31, 2023, we repurchased approximately 4.0 million shares of our outstanding common stock for an aggregate purchase price of approximately $591.7 million, including transaction costs, at a weighted-average price of $147.50 per share. All repurchases were made in open market transactions (including via a pre-set trading plan). As of October 31, 2023, $1.4 billion remained available for future share repurchases under the stock repurchase program. See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Business Combinations

During the nine months ended October 31, 2023, we acquired all outstanding stock of Neeva Inc. and its equity investee (collectively, Neeva), a privately-held company which provide search technology powered by language models, for $185.4 million in cash.

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

The following tables present a summary of key business metrics for the periods presented:

	Three Months Ended
	October 31, 2023	July 31, 2023	April 30, 2023	January 31, 2023	October 31, 2022

Product revenue (in millions)	$698.5	$640.2	$590.1	$555.3	$522.8
Free cash flow (non-GAAP) (in millions)(1)(2)	$102.3	$69.0	$283.1	$205.3	$65.0

	October 31, 2023	July 31, 2023	April 30, 2023	January 31, 2023	October 31, 2022

Customers with trailing 12-month product revenue greater than $1 million(3)	436	401	373	332	287
Net revenue retention rate(3)	135%	142%	151%	158%	166%
Forbes Global 2000 customers(3)	647	645	623	614	586
Remaining performance obligations (in millions)(4)	$3,698.7	$3,540.2	$3,409.0	$3,660.5	$3,003.1
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in millions):

	Three Months Ended
	October 31, 2023	July 31, 2023	April 30, 2023	January 31, 2023	October 31, 2022

Net cash paid on payroll tax-related items on employee stock transactions	$8.5	$19.1	$3.8	$10.0	$0.1
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $91.1 million and $273.8 million for the three and nine months ended October 31, 2023, respectively, and $51.7 million and $135.8 million for the three and nine months ended October 31, 2022, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of non-GAAP free cash flow. See the section titled “Free Cash Flow” for a reconciliation of non-GAAP free cash flow to the most directly comparable financial measure calculated in accordance with GAAP.
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
(4)As of October 31, 2023, our remaining performance obligations were approximately $3.7 billion, of which we expect approximately 57% to be recognized as revenue in the twelve months ending October 31, 2024 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 1.8 years as of October 31, 2023. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.

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

Net Revenue Retention Rate

We believe the growth in use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We monitor our dollar-based net revenue retention rate to measure this growth. To calculate this metric, we first specify a measurement period consisting of the trailing two years from our current period end. Next, we define as our measurement cohort the population of customers under capacity contracts that used our platform at any point in the first month of the first year of the measurement period. The cohorts used to calculate net revenue retention rate include end-customers under a reseller arrangement. We then calculate our net revenue retention rate as the quotient obtained by dividing our product revenue from this cohort in the second year of the measurement period by our product revenue from this cohort in the first year of the measurement period. Any customer in the cohort that did not use our platform in the second year remains in the calculation and contributes zero product revenue in the second year. Our net revenue retention rate is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our net revenue retention rate for historical periods reflecting these adjustments. Since we will continue to attribute the historical product revenue to the consolidated contract, consolidation of capacity contracts within a customer’s organization typically will not impact our net revenue retention rate unless one of those customers was not a customer at any point in the first month of the first year of the measurement period. We expect our net revenue retention rate to decrease over the long-term as customers that have consumed our platform for an extended period of time become a larger portion of both our overall customer base and our product revenue that we use to calculate net revenue retention rate, and as their consumption growth primarily relates to existing use cases rather than new use cases. In addition, we have seen, and may continue to see, impacts on customer consumption patterns due to holidays and certain of our customers increasing their consumption of our platform at a slower pace than expected, which may negatively impact our net revenue retention rate in future periods.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	October 31, 2023	July 31, 2023	April 30, 2023	January 31, 2023	October 31, 2022

Net cash provided by operating activities	$120,907	$83,191	$299,444	$217,316	$79,277
Less: purchases of property and equipment	(8,746)	(6,298)	(6,970)	(5,362)	(8,505)
Less: capitalized internal-use software development costs	(9,889)	(7,874)	(9,341)	(6,693)	(5,779)
Free cash flow (non-GAAP)(1)(2)	$102,272	$69,019	$283,133	$205,261	$64,993
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in thousands):

	Three Months Ended
	October 31, 2023	July 31, 2023	April 30, 2023	January 31, 2023	October 31, 2022

Net cash paid on payroll tax-related items on employee stock transactions	$8,541	$19,138	$3,785	$10,034	$52
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $91.1 million and $273.8 million for the three and nine months ended October 31, 2023, respectively, and $51.7 million and $135.8 million for the three and nine months ended October 31, 2022, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow.

Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. As a result, we have historically seen higher free cash flow in the first and fourth fiscal quarters of each year.

Components of Results of Operations

Revenue

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to customers with lower usage levels or, to a lesser extent, overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented approximately 2% of our revenue for each of the three and nine months ended October 31, 2023 and 2022.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented less than 1% of our revenue for each of the three and nine months ended October 31, 2023 and 2022.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during each of the three and nine months ended October 31, 2023 is approximately 2.3 years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

Cost of product revenue. Cost of product revenue consists primarily of (i) third-party cloud infrastructure expenses incurred in connection with our customers’ use of our platform and the deployment and maintenance of our platform on public clouds, including different regional deployments, and (ii) personnel-related costs associated with customer support and maintaining service availability and security of our platform, including salaries, benefits, bonuses, and stock-based compensation. We periodically receive credits from third-party cloud providers that are recorded as a reduction to the third-party cloud infrastructure expenses. Cost of product revenue also includes amortization of capitalized internal-use software development costs, amortization of acquired developed technology intangible assets, and expenses associated with software and subscription services dedicated for use by our customer support team and our engineering team responsible for maintaining our platform.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Revenue	$734,173	$557,028	$2,031,790	$1,476,647
Cost of revenue(1)	228,948	190,721	656,754	511,883
Gross profit	505,225	366,307	1,375,036	964,764
Operating expenses(1):
Sales and marketing	355,079	284,477	1,029,925	803,034
Research and development	332,065	211,387	923,473	545,933
General and administrative	78,704	76,462	240,906	218,314
Total operating expenses	765,848	572,326	2,194,304	1,567,281
Operating loss	(260,623)	(206,019)	(819,268)	(602,517)
Interest income	53,491	21,857	146,902	38,308
Other expense, net	(4,170)	(13,271)	(2,646)	(44,672)
Loss before income taxes	(211,302)	(197,433)	(675,012)	(608,881)
Provision for (benefit from) income taxes	3,392	4,009	(6,934)	(18,839)
Net loss	(214,694)	(201,442)	(668,078)	(590,042)
Less: net loss attributable to noncontrolling interest	(443)	(506)	(1,333)	(506)
Net loss attributable to Snowflake Inc.	$(214,251)	$(200,936)	$(666,745)	$(589,536)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Cost of revenue	$30,530	$27,794	$93,294	$76,499
Sales and marketing	75,708	65,010	226,841	177,641
Research and development	167,445	110,231	466,867	280,721
General and administrative	24,603	26,128	75,515	75,976
Total stock-based compensation	$298,286	$229,163	$862,517	$610,837

The overall increase in stock-based compensation for the three and nine months ended October 31, 2023, compared to the three and nine months ended October 31, 2022, was primarily attributable to additional equity awards granted to existing and new employees, partially offset by a decrease in stock-based compensation associated with restricted stock unit awards (RSUs) granted prior to our Initial Public Offering (IPO). RSUs granted prior to our IPO had both a service-based and a performance-based vesting condition and, as a result, we recognized stock-based compensation associated with such RSUs using an accelerated attribution method.

As of October 31, 2023, total compensation cost related to unvested stock-based awards not yet recognized was $2.9 billion, which will be recognized over a weighted-average period of 2.9 years. See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Revenue	100%	100%	100%	100%
Cost of revenue(1)	31	34	32	35
Gross profit	69	66	68	65
Operating expenses(1):
Sales and marketing	48	51	51	54
Research and development	45	38	45	37
General and administrative	11	14	12	15
Total operating expenses	104	103	108	106
Operating loss	(35)	(37)	(40)	(41)
Interest income	7	4	7	3
Other expense, net	(1)	(2)	—	(3)
Loss before income taxes	(29)	(35)	(33)	(41)
Provision for (benefit from) income taxes	—	1	—	(1)
Net loss	(29)	(36)	(33)	(40)
Less: net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Snowflake Inc.	(29%)	(36%)	(33%)	(40%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Cost of revenue	4%	5%	5%	5%
Sales and marketing	10	12	11	12
Research and development	24	19	23	19
General and administrative	3	5	4	5
Total stock-based compensation	41%	41%	43%	41%

Comparison of the Three and Nine Months Ended October 31, 2023 and 2022

Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue:
Product	$698,478	$522,752	34%	$1,928,759	$1,383,454	39%
Professional services and other	35,695	34,276	4%	103,031	93,193	11%
Total	$734,173	$557,028	32%	$2,031,790	$1,476,647	38%
Percentage of revenue:
Product	95%	94%		95%	94%
Professional services and other	5%	6%		5%	6%
Total	100%	100%		100%	100%

Product revenue increased $175.7 million and $545.3 million for the three and nine months ended October 31, 2023, compared to the three and nine months ended October 31, 2022, respectively, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 135% as of October 31, 2023. The increase in product revenue was also driven by an increase in capacity consumption prices of approximately 3% for each of the three and nine months ended October 31, 2023, compared to the same periods in the prior year, primarily due to increased consumption of higher-priced editions of our platform and better discipline over discounting.

We had 436 customers with product revenue of greater than $1 million for the trailing 12 months ended October 31, 2023, an increase from 287 customers as of October 31, 2022. Such customers represented approximately 64% and 61% of our product revenue for the trailing 12 months ended October 31, 2023 and 2022, respectively. Within these customers, we had 75 and 24 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended October 31, 2023. The substantial majority of our revenue was derived from existing customers under capacity arrangements, which represented approximately 98% of our revenue for each of the three months ended October 31, 2023 and 2022, and approximately 97% of our revenue for each of the nine months ended October 31, 2023 and 2022. The remainder was derived from on-demand arrangements and new customers under capacity arrangements. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue for the three months ended October 31, 2023 remained relatively flat compared to the three months ended October 31, 2022. Professional services and other revenue increased $9.8 million for the nine months ended October 31, 2023, compared to the same period in the prior year, as we continued to expand our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended October 31,			Nine Months Ended October 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Product	$180,000	$145,929	23%	$508,424	$388,946	31%
Professional services and other	48,948	44,792	9%	148,330	122,937	21%
Total cost of revenue	$228,948	$190,721	20%	$656,754	$511,883	28%
Gross profit (loss):
Product	$518,478	$376,823	38%	$1,420,335	$994,508	43%
Professional services and other	(13,253)	(10,516)	26%	(45,299)	(29,744)	52%
Total gross profit	$505,225	$366,307	38%	$1,375,036	$964,764	43%
Gross margin:
Product	74%	72%		74%	72%
Professional services and other	(37%)	(31%)		(44%)	(32%)
Total gross margin	69%	66%		68%	65%
Headcount (at period end)
Product	402	343		402	343
Professional services and other	523	458		523	458
Total headcount	925	801		925	801

Cost of product revenue increased $34.1 million and $119.5 million for the three and nine months ended October 31, 2023, compared to the three and nine months ended October 31, 2022, respectively. The increase was primarily due to an increase of $15.5 million and $61.9 million in third-party cloud infrastructure expenses as a result of increased customer consumption for the three and nine months ended October 31, 2023, respectively, compared to the same periods in the prior year. Personnel-related costs and allocated overhead costs also increased $7.1 million and $27.9 million for the three and nine months ended October 31, 2023, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to existing and new employees. The remaining increase in cost of product revenue was primarily driven by an increase of $9.8 million and $23.7 million in amortization of acquired developed technology intangible assets and capitalized internal-use software development costs for the three and nine months ended October 31, 2023, respectively.

Our product gross margin was 74% for each of the three and nine months ended October 31, 2023, compared to 72% for each of the three and nine months ended October 31, 2022. The improvement was primarily due to (i) higher volume-based discounts for our purchases of third-party cloud infrastructure, and (ii) increased cost efficiency as a result of cloud infrastructure processor improvements. While we expect our product gross margin to slightly improve for the fiscal year ending January 31, 2024, a number of factors could hinder any improvement in our product gross margin, including (i) fluctuations in the mix and timing of customers’ consumption, which is inherently variable at our customers’ discretion, (ii) whether or not a customer contracts with us through our marketplace listings, (iii) our discounting practices, including as a result of changes to the competitive environment, and (iv) the extent of our investments in our operations, including performance improvements that may make our platform or the underlying cloud infrastructure more efficient.

Cost of professional services and other revenue increased $4.2 million and $25.4 million for the three and nine months ended October 31, 2023, compared to the three and nine months ended October 31, 2022, respectively. The increase was primarily due to an increase of $4.8 million and $24.4 million in personnel-related costs and allocated overhead costs for the three and nine months ended October 31, 2023, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to existing and new employees. The overall increase in cost of professional services and other revenue was also driven by increased amortization of an acquired developed technology intangible asset as a result of the Mountain business combination completed in February 2023, partially offset by a decrease in costs associated with contracted third-party partners.

Professional services and other gross margin declined for each of the three and nine months ended October 31, 2023, compared to the same periods in the prior year, primarily due to overall increased costs from scaling our professional services organization, including increased headcount and amortization of an acquired developed technology intangible asset as a result of the Mountain business combination. However, we do not believe the year-over-year changes in professional services and other gross margins are meaningful given that our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Three Months Ended October 31,			Nine Months Ended October 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$355,079	$284,477	25%	$1,029,925	$803,034	28%
Percentage of revenue	48%	51%		51%	54%
Headcount (at period end)	2,978	2,625		2,978	2,625

Sales and marketing expenses increased $70.6 million and $226.9 million for the three and nine months ended October 31, 2023, compared to the three and nine months ended October 31, 2022, respectively. The increase was primarily due to an increase of $43.2 million and $168.5 million in personnel-related costs (excluding commission expenses) and allocated overhead costs for the three and nine months ended October 31, 2023, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to existing and new employees.

Expenses associated with sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions, also increased $14.8 million and $31.6 million for the three and nine months ended October 31, 2023, respectively, compared to the same periods in the prior year, primarily due to increases in customers’ consumption of our platform. In addition, advertising costs and other expenses associated with our sales, marketing and business development programs increased $11.3 million and $17.1 million for the three and nine months ended October 31, 2023, respectively, compared to the same periods in the prior year.

The remaining increase in sales and marketing expenses for the nine months ended October 31, 2023 was primarily attributable to a $9.2 million increase in travel-related expenses.

Research and Development

	Three Months Ended October 31,			Nine Months Ended October 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$332,065	$211,387	57%	$923,473	$545,933	69%
Percentage of revenue	45%	38%		45%	37%
Headcount (at period end)	1,891	1,235		1,891	1,235

Research and development expenses increased $120.7 million and $377.5 million for the three and nine months ended October 31, 2023, compared to the three and nine months ended October 31, 2022, respectively. The increase was primarily due to an increase of $100.8 million and $326.7 million in personnel-related costs and allocated overhead costs for the three and nine months ended October 31, 2023, respectively, compared to the same periods in the prior year, as a result of increased stock-based compensation, headcount, and overall costs to support the growth in our business. The increase in personnel-related costs included an increase of $57.2 million and $186.1 million in stock-based compensation for the three and nine months ended October 31, 2023, respectively, primarily related to additional equity awards granted to new and existing employees. Third-party cloud infrastructure expenses incurred in developing our platform also increased $12.3 million and $24.1 million for the three and nine months ended October 31, 2023, respectively, compared to the same periods in the prior year.

The remaining increase in research and development expenses for the nine months ended October 31, 2023 was primarily driven by (i) impairment charges of $7.1 million, recognized during the nine months ended October 31, 2023, related to our capitalized internal-use software development costs previously included in construction in progress that were no longer probable of being completed, and, to a lesser extent, (ii) increased costs associated with software and subscription services dedicated for use by our research and development organization, and (iii) increased amortization of developed technology intangible assets acquired from business combinations.

General and Administrative

	Three Months Ended October 31,			Nine Months Ended October 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$78,704	$76,462	3%	$240,906	$218,314	10%
Percentage of revenue	11%	14%		12%	15%
Headcount (at period end)	989	886		989	886

General and administrative expenses for the three months ended October 31, 2023 remained relatively flat compared to the three months ended October 31, 2022.

General and administrative expenses increased $22.6 million for the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022, primarily due to an increase of $13.3 million in personnel-related costs and allocated overhead costs, as a result of increased headcount and overall costs to support the growth in our business. Costs associated with outside services also increased $6.3 million for the nine months ended October 31, 2023, compared to the same period in the prior year, due to increased legal fees, accounting and other professional service fees related to the normal course of operations. The remaining increase in general and administrative expenses for the nine months ended October 31, 2023 was attributable to increased costs associated with software and subscription services, travel-related expenses and other corporate costs.

Interest Income

	Three Months Ended October 31,			Nine Months Ended October 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Interest income	$53,491	$21,857	145%	$146,902	$38,308	283%

Interest income increased $31.6 million and $108.6 million for the three and nine months ended October 31, 2023, compared to the three and nine months ended October 31, 2022, respectively, primarily due to higher yields on our investments in available-for-sale marketable debt securities as a result of increased interest rates.

Other Expense, Net

	Three Months Ended October 31,			Nine Months Ended October 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Net unrealized gains (losses) on strategic investments in non-marketable equity securities:
Upward adjustments	$—	$1,124	NM	$—	$1,124	NM
Impairments	(1,000)	(7,482)	(87%)	(3,101)	(34,037)	(91%)
Net unrealized gains (losses) on strategic investments in marketable equity securities	(790)	(6,706)	(88%)	4,206	(12,183)	(135%)
Other	(2,380)	(207)	1,050%	(3,751)	424	(985%)
Other expense, net	$(4,170)	$(13,271)	(69%)	$(2,646)	$(44,672)	(94%)
NM - Not meaningful.

Other expense, net decreased $9.1 million and $42.0 million for the three and nine months ended October 31, 2023 and 2022, compared to the three and nine months ended October 31, 2022, respectively. The decrease was primarily due to (i) a decrease in impairments recorded on our strategic investments in non-marketable equity securities and (ii) decreased net unrealized losses associated with our strategic investments in marketable equity securities. See Note 5, “Fair Value Measurements,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our strategic investments. The remainder was primarily attributable to the net effects of exchange rates on our foreign currency-denominated asset and liability balances.

Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,			Nine Months Ended October 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Loss before income taxes	$(211,302)	$(197,433)	7%	$(675,012)	$(608,881)	11%
Provision for (benefit from) income taxes	$3,392	$4,009	(15%)	$(6,934)	$(18,839)	(63%)
Effective tax rate	(1.6%)	(2.0%)		1.0%	3.1%

Our provision for income taxes was $3.4 million for the three months ended October 31, 2023, compared to $4.0 million for the three months ended October 31, 2022, primarily due to pre-tax income in foreign jurisdictions.

Our benefit from income taxes was $6.9 million for the nine months ended October 31, 2023, compared to $18.8 million for the nine months ended October 31, 2022, primarily due to the partial release of a valuation allowance as a result of the Streamlit business combination completed in March 2022.

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

Liquidity and Capital Resources

As of October 31, 2023, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $4.5 billion. Our cash equivalents and investments primarily consist of corporate notes and bonds, U.S. government and agency securities, money market funds, commercial paper, certificates of deposit, and time deposits.

As of October 31, 2023, our RPO was $3.7 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, which are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

Our primary source of cash is payments received from our customers. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses, sales and marketing expenses, overhead costs, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our authorized stock repurchase program. As of October 31, 2023, our material cash requirements from known contractual obligations and commitments related primarily to (i) third-party cloud infrastructure agreements, (ii) operating leases for office facilities, and (iii) subscription arrangements used to facilitate our operations at the enterprise level. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. In June 2023, we amended one of our third-party cloud infrastructure agreements. Under the amended agreement, we have committed to spend at least $1.0 billion between June 2023 and May 2028 on cloud infrastructure services with no minimum purchase commitment during any year. We are required to pay the difference if we fail to meet the minimum purchase commitment as of May 2028, and such payment can be applied to qualifying spending on cloud infrastructure services for up to twelve months after May 2028. Other than this amended cloud infrastructure agreement, for the nine months ended October 31, 2023, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, which was filed with the SEC on March 29, 2023. See Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

During the nine months ended October 31, 2023, we paid an aggregate of $279.5 million in cash for the Neeva, Mountain, LeapYear and other fiscal 2024 business combinations, net of cash, cash equivalents, and restricted cash acquired.

In March 2023, we entered into a lease agreement related to a new office facility located outside of the United States for a total commitment of $33.8 million based on the exchange rate as of October 31, 2023. The lease commenced during the nine months ended October 31, 2023, with an expiration date in fiscal 2032.

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The program is funded using our working capital and will expire in March 2025. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. During the nine months ended October 31, 2023, we repurchased 4.0 million shares of our outstanding common stock for an aggregate purchase price of $591.7 million, including transaction costs, at a weighted-average price of $147.50 per share. All repurchases were made in open market transactions. As of October 31, 2023, $1.4 billion remained available for future repurchases under the stock repurchase program. See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

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

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2023	2022

Net cash provided by operating activities	$503,542	$328,323
Net cash provided by (used in) investing activities	$309,689	$(533,101)
Net cash used in financing activities	$(765,472)	$(52,540)

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

For the nine months ended October 31, 2023, net cash provided by operating activities was $503.5 million, consisting of our net loss of $668.1 million, adjusted for non-cash charges of $992.1 million, and net cash inflows of $179.5 million provided by changes in our operating assets and liabilities, net of the effects of business combinations. The main drivers of the changes in operating assets and liabilities during the nine months ended October 31, 2023 were (i) a $205.1 million decrease in accounts receivable due to timing of billings and collections as we have historically received a higher volume of customer orders in the fourth fiscal quarter of each year, (ii) a $51.7 million increase in accounts payable due to timing of invoices and payments, (iii) a $51.6 million decrease in prepaid expenses and other assets primarily driven by a decrease in prepaid third-party cloud infrastructure expenses, and (iv) a $33.7 million increase in accrued expenses and other liabilities primarily due to increased headcount and the timing of accruals and payments, partially offset by (a) a $67.4 million decrease in deferred revenue due to revenue recognition outpacing invoicing for prepaid capacity agreements, (b) a $66.5 million increase in deferred commissions earned upon the origination of customer contracts, and (c) a $28.7 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

For the nine months ended October 31, 2022, net cash provided by operating activities was $328.3 million, consisting of our net loss of $590.0 million, adjusted for non-cash charges of $762.6 million, and net cash inflows of $155.8 million provided by changes in our operating assets and liabilities, net of the effects of business combinations.

Net cash provided by operating activities increased $175.2 million for the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022, primarily due to an increase of $464.0 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect to continue to generate positive net cash flows from operating activities for the fiscal year ending January 31, 2024.

Investing Activities

Net cash provided by investing activities for the nine months ended October 31, 2023 was $309.7 million, primarily driven by proceeds of $667.1 million from net sales, maturities and redemptions of investments, partially offset by an aggregate of $279.5 million in cash paid for the Neeva, Mountain, LeapYear and other business combinations, net of cash, cash equivalents, and restricted cash acquired, and to a lesser extent, purchases of intangible assets, capitalized internal-use software development costs, and purchases of property and equipment to support our office facilities.

Net cash used in investing activities for the nine months ended October 31, 2022 was $533.1 million, primarily driven by an aggregate of $352.6 million in cash paid for the Streamlit and Applica business combinations, net of cash and cash equivalents acquired, $142.8 million in net purchases of investments and, to a lesser extent, purchases of property and equipment to support our office facilities and capitalized internal-use software development costs.

Financing Activities

Net cash used in financing activities for the nine months ended October 31, 2023 was $765.5 million, primarily as a result of $591.7 million in repurchases of our common stock under our authorized stock repurchase program and $273.8 million in taxes paid related to net share settlement of equity awards, partially offset by proceeds of $100.1 million from the issuance of equity securities under our equity incentive plans.

Net cash used in financing activities for the nine months ended October 31, 2022 was $52.5 million, primarily as a result of $135.8 million in taxes paid related to net share settlement of equity awards, partially offset by $72.0 million in proceeds from the issuance of equity securities under our equity incentive plans and, to a lesser extent, capital contributions from noncontrolling interest holders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of October 31, 2023, we had $4.5 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, U.S. government and agency securities, money market funds, commercial paper, certificates of deposit, and time deposits. In addition, we had $17.7 million of restricted cash primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term and long-term investments are held for working capital, capital expenditure, and general corporate purposes, including repurchases of our common stock under our stock repurchase program as well as acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or increase of $19.7 million in the market value of our cash equivalents, and short-term and long-term investments as of October 31, 2023.

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

In order to manage our exposure to certain foreign currency exchange risks, we entered into foreign currency forward contracts to hedge primarily a portion of our net outstanding monetary assets and liabilities positions and certain intercompany balances denominated in currencies other than the U.S. dollar. We also entered into a foreign currency forward contract, which we designate as a cash flow hedge, to manage the volatility of cash flows related to certain capital expenditures. All of our foreign currency forward contracts mature within twelve months. These forward contracts reduced, but did not entirely eliminate, the impact of adverse currency exchange rate movements. We did not enter into these forward contracts for trading or speculative purposes.

We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have had a material impact on our operating results for each of the three and nine months ended October 31, 2023 and 2022, respectively. However, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption.

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

The following table presents our strategic investments by type (in thousands):

	October 31, 2023	January 31, 2023

Equity securities:
Non-marketable equity securities under Measurement Alternative	$192,038	$174,248
Non-marketable equity securities under equity method	5,206	5,066
Marketable equity securities	26,329	22,122
Debt securities:
Non-marketable debt securities	1,500	1,500
Total strategic investments—included in other assets	$225,073	$202,936

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of October 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue was $734.2 million and $557.0 million for the three months ended October 31, 2023 and 2022, respectively, and $2.0 billion and $1.5 billion for the nine months ended October 31, 2023 and 2022, respectively. As a result of our historical rapid growth, limited operating history, and unstable macroeconomic conditions, our ability to accurately forecast our future results of operations, including revenue, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

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
We have experienced net losses in each period since inception. We generated net losses of $214.7 million and $201.4 million for the three months ended October 31, 2023 and 2022, respectively, and $668.1 million and $590.0 million for the nine months ended October 31, 2023 and 2022, respectively. As of October 31, 2023 and January 31, 2023, we had an accumulated deficit of $3.9 billion and $2.7 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our research and development teams, retain our employees, and acquire other businesses, including in the areas of data science, artificial intelligence and machine learning. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under these third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems, operating as a public company, and targeting regulated industries or markets. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
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

Further, the value of our platform to customers is increased to the extent they are able to use it to process and access all types of data. We need to continue to invest in technologies, services, and partnerships that increase the types of data available and processed on our platform and the ease with which customers can ingest data into our platform. We must also continue to enhance our data sharing and marketplace capabilities so customers can share their data with internal business units, customers, and other third parties, acquire additional third-party data and data products to combine with their own data in order to gain additional business insights, and develop and monetize applications on our platform. As we develop, acquire, and introduce new services and technologies, including those that may incorporate artificial intelligence and machine learning, we may be subject to new or heightened legal, ethical, and other challenges. In addition, our platform requires third-party public cloud infrastructure to operate. Currently, we use public cloud offerings provided by AWS, Azure, and GCP. We will need to continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers and partners. To the extent we expand further into the public sector and highly regulated countries and industries, our platform and operations may need to address additional requirements specific to those markets, including data sovereignty requirements.

If we are unable to enhance our platform or operations to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations could be adversely affected.

If we are not successful in executing our investments in artificial intelligence and machine learning technology, including generative AI Technology, our business, financial condition, and results of operations could be harmed.
We are investing significantly in artificial intelligence and machine learning technology, or AI Technology. Our investments include internally developing AI Technology, acquiring companies with complementary AI Technology, and partnering with companies to bring AI Technology to our platform. Our competitors are pursuing similar opportunities. These competitors may, as a result of greater resources, branding, or otherwise, adopt and implement AI Technology faster or more successfully than we do, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations. It is also possible that our investments in AI Technology do not result in the benefits we anticipate, or enable us to maintain our competitive advantage. For example, we may not accurately anticipate market demand or offer AI Technology that amplifies our core data platform.
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

Threats to information systems and data come from a variety of sources, including traditional computer “hackers,” internal and external personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties on which we rely are subject to a variety of evolving cyber threats, including unauthorized intrusions, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, social engineering attacks (including through deep fakes and phishing), internal and external personnel misconduct or error, supply-chain attacks, software vulnerabilities, software or hardware disruptions or failures, all of which are prevalent in our industry and our customers’ and partners’ industries. Furthermore, future business expansions, acquisitions or partnerships could expose us to additional cybersecurity risks and vulnerabilities. The techniques used to sabotage or obtain unauthorized access to our and our third-party providers’ platforms, systems, networks, or physical facilities in which data is stored or processed, or through which data is transmitted change frequently, and are becoming increasingly difficult to detect. In addition, ransomware attacks are becoming more frequent and severe, and we may be unwilling or unable to make ransom payments due to, for example, applicable laws or regulations prohibiting such payments. In general, cybersecurity breaches or efforts to mitigate security vulnerabilities could lead to significant interruptions in our operations, loss of data and income, reputational harm, diversion of funds, unexpected service interruptions, increased insurance costs, and other harm to our business, reputation, and competitive position.

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
•investments in new features, functionality, and programming languages, including investments in AI Technology and in making our platform available to store and process highly regulated data or comply with new or existing data sovereignty requirements;
•fluctuations in consumption resulting from the introduction of new features, technologies, or capabilities to our software, systems, or to underlying cloud infrastructure, including features or capabilities that may increase or decrease the consumption required to execute existing or future workloads, like better storage compression and cloud infrastructure processor improvements;
•our ability to execute on our business strategy, including our strategies related to the Data Cloud and the Snowflake Marketplace;
•the timing and frequency of purchases;
•the speed with which customers are able to migrate data onto our platform;
•fluctuations or delays in purchasing decisions in anticipation of new products or enhancements by us or our competitors;
•changes in customers’ budgets and cash flow management strategies and in the timing of their budget cycles and purchasing decisions;
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions or volatility in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, bank failures, international trade relations, inflation, and interest rate fluctuations, or the existence of pandemics (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare, or terrorist attacks on the United States, Europe, the Asia-Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. For example, the ongoing Hamas-Israel and the Russia-Ukraine conflicts have created volatility in the global capital markets and could have further global economic consequences, including disruptions of the global supply chain. In addition, unfavorable conditions in the general economy may negatively impact our customers’ budgets or cash flow, which could impact the contract terms, including payment terms, our customers demand from us. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
Our growth depends on the development, expansion, and success of our partner relationships.
As part of our vision for the Data Cloud, we will need to grow and maintain a network of data providers, data consumers, and data application developers. The relationships we have with these partners, and that our partners have with our customers, provide our customers with enhanced value from our platform and the Data Cloud, including the Snowflake Marketplace. Our future growth will be increasingly dependent on the success of these relationships, and if we are unsuccessful in growing and maintaining these relationships or the types and quality of data and data applications supported by or available for consumption on our platform, our business, financial condition, and results of operations could be adversely affected.

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
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. Further, we may enter into large and complex acquisitions and investments. For example, in February 2023 we acquired Mountain, a privately-held company which provides a premier suite of tools for efficiently migrating databases to the Data Cloud, and LeapYear, a privately-held company which provides a differential privacy platform, primarily for each of Mountain’s and LeapYear’s talent and developed technology. In May 2023, we acquired Neeva, a privately-held internet search company that leverages generative artificial intelligence and other innovations to improve search results. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or unexpected costs assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations.

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 22% and 23% of our revenue for the three and nine months ended October 31, 2023, respectively. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, including China, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
•new, evolving, and potentially more stringent regulations relating to AI Technology;
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
•uncertainty regarding the applicability of intellectual property protections to AI Technology (including outputs generated from AI Technology); and
•other practical, resource, or business limitations on our ability to enforce our rights.
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
Issues in the development and use of AI Technology, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.
The legal and regulatory landscape applicable to AI Technology is uncertain and is evolving rapidly, which may result in new and enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation or financial results. For example, states, regions, and supranational bodies, including the European Union and the United States, have passed or proposed new rules and regulations related to the use or sale of AI Technology. These regulations may impose onerous obligations related to our development, offering, and use of AI Technology and expose us to an increased risk of regulatory enforcement and litigation. If we cannot use AI Technology or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

In particular, there is significant uncertainty surrounding the applications of intellectual property and privacy laws to AI Technology. Intellectual property ownership and license rights, including copyright, surrounding AI Technology have not been fully addressed by courts or other federal or state laws or regulations, and our use of AI Technology or adoption of AI Technology into our products and services may result in disputes with respect to ownership or intellectual property, or exposure to claims of copyright or other intellectual property misappropriation. In addition, our AI Technology may involve the processing of personal and other sensitive data and may be subject to laws, policies, legal obligations, and contractual requirements related to privacy, data protection, and information security. Certain privacy laws extend rights to consumers (such as the right to obtain consent or delete certain personal data) and regulate automated decision making. An alleged or actual failure to meet these obligations may lead to regulatory investigations and fines or penalties; may require us to change our business practices or retrain our algorithms; or may prevent or limit our use of AI Technology. For example, the FTC has required other companies to turn over valuable insights or trainings generated through the use of AI Technology where they allege the company has violated privacy and consumer protection laws. It is also possible that we are held liable for intellectual property, privacy, or other legal violations of third-party AI Technology that we use, and that we may not have full recourse for any damages that we suffer (for example, our use of third-party AI Technology may be subject to limitations of liability or provide no liability coverage (e.g., free or open source technology)).

The algorithms or training methodologies used in the AI Technology we use or offer may be flawed. Datasets may be overly broad, insufficient, or contain inappropriately biased information. Our generative AI Technology may also generate outputs that are inaccurate, misleading, harmful, or otherwise flawed. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the with bad inputs or logic), or if the logic of the algorithm is flawed (a so-called “hallucination”). Our customers or others may rely on or use such outputs to their detriment, or it may lead to adverse outcomes, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. Finally, if we enable or offer services or technologies that draw scrutiny or controversy, we may experience brand or reputational harm, competitive harm, or legal liability.
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

(c) Issuer Purchases of Equity Securities
The following table presents our stock repurchase activity under our authorized stock repurchase program for the three months ended October 31, 2023 (in thousands, except for per share data):

	Total Number of Shares	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(1)

August 1, 2023 to August 31, 2023	28	$152.33	28	$1,804,109
September 1, 2023 to September 30, 2023	1,909	$154.96	1,909	$1,508,277
October 1, 2023 to October 31, 2023	670	$149.35	670	$1,408,268
Total	2,607		2,607

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares Subject to Trading Arrangement	Expiration Date
Frank Slootman, Chief Executive Officer and Director	Adopted	September 26, 2023	X		1,431,475	June 21, 2024
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	9/18/2020
3.2	Amended and Restated Bylaws of Snowflake Inc.	8-K	001-39504	3.1	11/29/2023
3.3	Certificate of Retirement.	8-K	001-39504	3.1	3/3/2021
10.1	Confirmatory Offer Letter by and between Snowflake Inc. and Frank Slootman, dated August 23, 2023.	8-K	001-39504	10.1	8/23/2023
10.2	Confirmatory Offer Letter by and between Snowflake Inc. and Michael P. Scarpelli, dated August 23, 2023.	8-K	001-39504	10.2	8/23/2023
10.3	Confirmatory Offer Letter by and between Snowflake Inc. and Christopher W. Degnan, dated August 23, 2023.	8-K	001-39504	10.3	8/23/2023
10.4	Confirmatory Offer Letter by and between Snowflake Inc. and Benoit Dageville, dated August 23, 2023.	8-K	001-39504	10.4	8/23/2023
10.5	Confirmatory Offer Letter by and between Snowflake Inc. and Grzegorz Czajkowski, dated August 23, 2023.	8-K	001-39504	10.5	8/23/2023
10.6	Confirmatory Offer Letter by and between Snowflake Inc. and Christian Kleinerman, dated August 23, 2023.	8-K	001-39504	10.6	8/23/2023
10.7	Severance and Change in Control Plan and related participation agreement.	8-K	001-39504	10.7	8/23/2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

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

Date: December 1, 2023

SNOWFLAKE INC.

By:	/s/ Frank Slootman
Name:	Frank Slootman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)