Form 10-K
period 2024-01-31
Snowflake Inc.
filed 2024-03-26
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 31, 2023 (the last business day of the Registrant’s fiscal second quarter), based on the closing price of $177.71 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $56.6 billion.
As of March 15, 2024, there were 334.2 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding (excluding approximately 0.2 million shares of Class A common stock held by a wholly owned subsidiary of the registrant which are treated as treasury stock for accounting purposes).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2024.

1 We are a Delaware corporation with a globally distributed workforce and no corporate headquarters. Under the Securities and Exchange Commission's rules, we are required to designate a “principal executive office.” For purposes of this report, we have designated our office in Bozeman, Montana as our principal executive office.

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
•our growth strategies for, and market acceptance of, our platform and the Data Cloud, including the Snowflake Marketplace and Snowpark, as well as our ability to execute such strategies;
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
•If we are not successful in executing our investments in our platform, including artificial intelligence and machine learning technology, or AI Technology, our business, financial condition, and results of operations could be harmed.
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

PART I
ITEM 1. BUSINESS
We believe that a cloud computing platform that puts data and AI at its core will offer great benefits to organizations by allowing them to realize the value of the data that powers their businesses. By offering rich primitives for data and applications, we believe that we can create a data connected world where organizations have seamless access to explore, share, and unlock the value of data. To realize this vision, we deliver the Data Cloud, a network where Snowflake customers, partners, developers, data providers, and data consumers can break down data silos and derive value from rapidly growing data sets in secure, governed, and compliant ways.

Our platform is the innovative technology that powers the Data Cloud, enabling customers to consolidate data into a single source of truth to drive meaningful insights, apply AI to solve business problems, build data applications, and share data and data products. We provide our platform through a customer-centric, consumption-based business model, only charging customers for the resources they use.

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

Our platform supports a wide range of workloads that enable our customers’ most important business objectives, including data warehouse, data lake, data engineering, AI/ML, applications, collaboration, cybersecurity and Unistore. From January 1, 2024 to January 31, 2024, we processed an average of approximately 4.2 billion daily queries across all our customer accounts, up from an average of approximately 2.6 billion daily queries during the corresponding month of the prior fiscal year. We are committed to expanding our platform’s use cases and supporting developers in building their applications and businesses. In 2021, we launched Snowpark for Java and Scala to allow developers to build in the language of their choice, and in 2022 we added support for Python. In 2023, we launched Snowpark Container Services, a fully managed container platform designed to facilitate the deployment, management, and scaling of containerized applications and AI/ML models within our ecosystem. We continue to invest in our Native Application program to help companies build, operate, and market applications in the Data Cloud by supporting developers across all stages of the application journey.

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

Our platform is used globally by organizations of all sizes across a broad range of industries. As of January 31, 2024, we had 9,437 total customers, increasing from 7,744 customers as of January 31, 2023. As of January 31, 2024, our customers included 691 of the Forbes Global 2000, based on the 2023 Forbes Global 2000 list, and those customers contributed approximately 41% of our revenue for the fiscal year ended January 31, 2024. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments. As our customers experience the benefits of our platform, they typically expand their usage significantly, as evidenced by our net revenue retention rate, which was 131% as of January 31, 2024. The number of customers that contributed more than $1 million in trailing 12-month product revenue increased from 331 to 461 as of January 31, 2023 and 2024, respectively.

For the fiscal years ended January 31, 2024, 2023, and 2022, our revenue was $2.8 billion, $2.1 billion, and $1.2 billion, respectively, representing year-over-year growth of 36% and 69%, respectively. Our net loss was $838.0 million, $797.5 million, and $679.9 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively.

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

We believe the Data Cloud can enable a world without data silos, allowing organizations to effortlessly discover, access, derive insights from, and share data from a variety of sources. Customers can share and provide access to each other’s data or data products, augment data science and machine learning algorithms with more data sets, connect global supply chains through data hubs, build data products, and create new monetization channels by connecting data providers and consumers. As the Data Cloud grows through broad adoption and increasing usage, there are enhanced benefits from greater data availability. Moving forward, we are continuing to foster these benefits through industry-specific Data Clouds and the Native Application Framework.

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
•Multi-cloud and multi-region. Our platform is available on three major public clouds across 40 regional deployments around the world. These deployments are generally interconnected to provide a global and consistent user experience.
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

Our Growth Strategies

We intend to invest in our business to advance the Data Cloud through the adoption of our platform. Our growth strategies include:

•Innovate and advance our platform. We have a history of technological innovation, releasing new features on a regular basis and making frequent updates to our platform. We intend to continue making significant investments in research and development and hiring top technical talent to enable new use cases, strengthen our technical lead in our platform’s architecture, and increase our differentiation through enhanced collaboration capabilities. During the fiscal year ended January 31, 2024, capabilities like Marketplace Listing Auto-Fulfillment & Monetization, account replication & failover, Query Acceleration Service, geospatial analytics, and Snowpipe Streaming became generally available, while capabilities like Iceberg tables, Hybrid tables, and Cortex LLM and ML-powered functions became available in public preview and are expected to become generally available in the fiscal year ending January 31, 2025.
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
•Expand data content and collaboration across our global ecosystem. Our platform provides an innovative way for organizations to collaborate and connect with data and data products, including through the Snowflake Marketplace. We plan to continue investing in adding new customers, partners, data providers, data consumers, and forms of sharing to connect on our platform, and to drive market awareness of the Data Cloud.
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

Our Platform

Our platform unifies data and supports a growing variety of workloads, including data warehouse, data lake, data engineering, AI/ML, applications, collaboration, cybersecurity and Unistore. Customers can leverage our platform for any one of these workloads, but when taken together, it provides an integrated, end-to-end solution that delivers greater insights, faster data transformations, improved data sharing, and accelerated application development. Delivered as a service, our platform is deployed across multiple public clouds and regions, is easy to use, and requires near-zero maintenance.

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
•Data Engineering. Our platform enables data engineers, IT departments, data science teams, and business analytics teams to efficiently build and manage both batch and streaming data pipelines using SQL, Python, or other programming languages to transform raw data for downstream consumers like data science teams, analytics teams, and business applications. For Data Engineering, our platform enables organizations to:
◦Drive faster decision making. Ingest data and transform it in real time to ensure access to up-to-date information to drive better business outcomes.
◦Dynamically meet peak business demands. Meet fluctuating business demands by instantly scaling resources up and down.

•AI/ML. Our platform enables organizations to securely build and deploy large language models (LLMs) and machine learning (ML) models. For AI/ML, our platform enables organizations to:
◦Bring generative AI and LLMs to enterprise data. Quickly and securely analyze data and build AI applications using Snowflake Cortex (in private preview), a managed service that serves LLMs and vector functions.
◦Build and deploy ML models. Use Snowpark ML (in public preview) to quickly build features, train models and deploy them into production using familiar Python syntax without having to move or copy data outside the organization’s governance boundary.
◦Fine-tune LLMs securely in our platform. Deploy, manage, and scale containerized models and fine tune open-source and other third-party LLMs using secure, Snowflake-managed infrastructure with graphics processing units, or GPUs, all within the boundary of the organization’s Snowflake account.
◦Turn models into interactive applications. Manage resources for data transformation and use leading data science tools, with the support of Scala, R, Java, and Python, to build machine learning algorithms in a single cloud platform.

•Applications. Our platform can power new applications as well as enable existing applications with capabilities for reporting and analytics. For Applications, our platform enables organizations to:
◦Develop analytical applications. Build data applications with our platform serving as the analytical engine to provide massive scalability and insights with minimal operational overhead.
◦Embed Snowflake into existing applications. Feed data and analytics directly into business applications in the context of daily workstreams.
◦Develop and distribute Snowflake-native applications. Build, scale, and deploy applications that run securely within the boundary of the end customers’ Snowflake accounts with Snowflake’s Native Application Framework.
•Collaboration. Our platform enables organizations to securely share, monetize, and acquire live data sets and data products. For Collaboration, our platform enables organizations to:
◦Securely share live data. Build a private data exchange for employees across all parts of the organization to access, share, and analyze live data.
◦Acquire data sets to enrich analytics. Leverage public data sets on the Snowflake Marketplace to enrich insights, augment analysis, and inform machine learning algorithms.
◦Monetize new data sets and data products. List data sets or data products to the Snowflake Marketplace and tap into new monetization streams.
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

◦Leverage customized resources. Access dynamically updated threat intelligence from the Snowflake Marketplace and a wide network of connected applications that provide out-of-the-box integrations, content, and visualizations to enable initiatives such as threat detection and response.

•Unistore. Our platform enables organizations to simplify development by uniting transactions and analytical data using hybrid tables (in public preview), a new type of Snowflake table that enables fast, single-row operations. For Unistore, our platform enables organizations to:
◦Unlock transactional use cases with hybrid tables. Use hybrid tables to develop lightweight transactional use cases like serving data or storing an application’s state, all within our platform.

◦Analyze transactional and historical data fast. Immediately act on data from across the organization’s ecosystem, build new and better customer experiences, and get deeper insights by integrating transactional and analytical data in a single data set.
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
◦Compute Clusters. Our platform exposes compute clusters as a core concept. Our customers can create as few or as many compute clusters as they want and specify compute capacity at tiered levels. These clusters can be configured to run only when needed, with cluster instantiation operations typically completed in seconds. Compute clusters can also be configured as a multi-cluster warehouse in which our platform can automatically add and remove additional instances of a given cluster to address variations in query demands. This gives us the ability to offer extremely high levels of concurrency with a simple configuration specification. We also offer warehouse recommendations for workloads that have large memory requirements, such as machine learning use cases.
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

Sales and Marketing

We sell our platform primarily through our direct sales team, which consists of field sales and inside sales professionals segmented by customer industry, size, and region. Our direct sales team is primarily focused on new customer acquisitions and driving increased use of our platform by existing customers. The breadth of our platform allows us to engage at every level of an organization, including data analysts and data engineers through our self-service model and senior executives through our direct sales team. The substantial majority of our global sales and marketing efforts are carried out by teams located in North America. Outside of North America, we have dedicated direct sales teams for the EMEA and APJ regions for organizations of all sizes.

Many organizations initially adopt our platform through a self-service trial on our website. We deploy a range of marketing strategies to drive traffic to our website and usage of our platform. Our marketing team combines the creation of inbound demand with direct marketing, business development, and efforts targeted at business and technology leaders.

Partnerships

Our partnership strategy is focused on delivering complete end-to-end solutions for our customers, driving general awareness of our platform, and broadening our distribution and reach to new customers. Our Snowflake Partner Network is a global program that manages our business relationships with a broad-based network of companies. Our partnerships consist of channel partners, system integrators, data providers, and other technology partners. Collectively, these partners help us source leads, execute transactions, and provide training and implementation of our platform. Our system integrator partners help make the adoption of and migration to our platform easier by providing implementations, value-added professional services, managed services, and resale services. Our technology partners provide strategic value to our customers by providing software tools, such as data loading, business intelligence, artificial intelligence and machine learning, data governance, and security, as well as data sets and applications on the Snowflake Marketplace, to augment the capabilities of our platform. We continue to invest in formal alliances with the leading consulting, data management, and implementation service providers to help our customers migrate their legacy database solutions to the cloud. Over time, we expect our partner network to drive more customers and consumption to our platform.

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

Our research and development organization consists of teams specializing in software engineering, user experience, product management, data science, technical program management, and technical writing. As of January 31, 2024, we had 2,002 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to expand our platform.

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

Seasonality

Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. As a result, we have historically seen higher net cash provided by operating activities and non-GAAP free cash flow in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year. In addition, while historically revenue has been higher in our fourth fiscal quarter, it is also the most negatively impacted by reduced holiday consumption. For more information, including a definition of non-GAAP free cash flow and a reconciliation of free cash flow to the most directly comparable financial measure calculated in accordance with U.S. generally accepted accounting principles (GAAP), see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Human Capital Resources
General
As of January 31, 2024, we had 7,004 employees operating across 34 countries. None of our employees are represented by a labor union with respect to his or her employment. In certain countries in which we operate, such as France, we are subject to, and comply with, local labor law requirements, which include works councils and industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Location
We are a Delaware corporation with a globally distributed workforce. We recruit and hire employees in jurisdictions around the world based on a range of factors, including the available talent pool, the type of work being performed, the relative cost of labor, regulatory requirements and costs, and other considerations. The majority of our personnel work from physical offices.
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

We use a combination of fixed and variable cash compensation for all employees, and we award equity compensation to certain employees that is designed to align our employees’ interests with those of our stockholders. Eligible employees are also able to participate in our 2020 Employee Stock Purchase Plan, which allows employees to purchase our stock at a 15 percent discount up to U.S. Internal Revenue Code limits. We offer employees benefits that vary by country and are designed to meet or exceed local legal requirements and to be competitive in the marketplace.

Intellectual Property

Intellectual property rights are important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how, and brand. We use open-source software in our platform.

As of January 31, 2024, we held 730 issued U.S. patents and had 364 U.S. patent applications pending. We also held 178 issued patents in foreign jurisdictions. Our issued patents are scheduled to expire between September 2024 and July 2043. As of January 31, 2024, we held 33 registered trademarks in the United States, and also held 506 registered or protected trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.

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

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including technical controls and contractual protections with employees, contractors, customers, and partners. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements, and we control and monitor access to our software, documentation, proprietary technology, and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes, and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners. See the section titled “Risk Factors” for a more comprehensive description of risks related to our intellectual property.

Government Regulation

Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those related to global trade, business acquisitions, consumer and data protection, AI Technology, environmental or related requirements or disclosures, and taxes, could have a material impact on our business in future periods. For more information on the potential impacts of government regulations affecting our business, see the section titled “Risk Factors.”

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

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Special Note about Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations, or growth prospects. In such case, the trading price of our common stock could decline. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.
Risks Related to Our Business and Operations
We have experienced rapid revenue growth and have a limited operating history, both of which make it difficult to forecast our future results of operations.
Our revenue was $2.8 billion, $2.1 billion and $1.2 billion for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. As a result of our historical rapid growth, limited operating history, and unstable macroeconomic conditions, our ability to accurately forecast our future results of operations, including revenue, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

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
We have experienced net losses in each period since inception. We generated net losses of $838.0 million, $797.5 million and $679.9 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. As of January 31, 2024 and 2023, we had an accumulated deficit of $4.1 billion and $2.7 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our research and development teams, retain our employees, and acquire other businesses, including in the areas of data science, artificial intelligence, and machine learning. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under these third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems, operating as a public company, and targeting regulated industries or markets. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
The markets in which we operate are highly competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
Our go-to-market strategy is focused on acquiring new customers and driving increased use of our platform by existing customers. The markets in which we operate are rapidly evolving and highly competitive. As these markets continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include:

•large, well-established, public cloud providers that generally compete in all of our markets, including AWS, Azure, and GCP;
•less-established public and private cloud companies with products that compete in some of our markets;
•other established vendors of legacy database solutions or big data offerings; and
•new or emerging entrants seeking to develop competing technologies.
We compete based on various factors, including price, performance, breadth of use cases, multi-cloud availability, brand recognition and reputation, customer support, and differentiated capabilities, including ease of implementation and data migration, ease of administration and use, scalability and reliability, data governance, security and compatibility with existing standards, programming languages, and third-party products. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical, and other resources than we do, and may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements, and buying practices. In addition, we may not be able to respond to market opportunities as quickly as smaller companies.

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

For all of these reasons, competition may negatively impact our ability to acquire new customers and maintain and grow use of our platform, or it may put downward pressure on our prices and gross margins, any of which could materially harm our reputation, business, results of operations, and financial condition.

If we fail to innovate in response to changing customer needs, new technologies, or other market requirements, our business, financial condition, and results of operations could be harmed.
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, markets addressed, types of data processed, ease of data ingress and egress, user experience and programming languages, use of artificial intelligence, and data governance and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case, and our customers subsequently began using our platform for additional workloads, including data lake, data engineering, AI/ML, applications, collaboration, cybersecurity, and Unistore. Our future success depends on our ability to continue to innovate rapidly and effectively and increase customer adoption of our platform and the Data Cloud, including the Snowflake Marketplace and Snowpark.

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
We are investing significantly in artificial intelligence and machine learning technology, or AI Technology. Our investments include internally developing AI Technology, acquiring companies with complementary AI Technology, and partnering with companies to bring AI Technology to our platform. Our competitors are pursuing similar opportunities. These competitors may, as a result of greater resources, branding, or otherwise, develop, adopt and implement AI Technology faster or more successfully than we do, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations. In addition, our successful development of AI Technology depends on our access to GPUs, which are currently in high demand. It is also possible that our investments in AI Technology do not result in the benefits we anticipate, or enable us to maintain our competitive advantage, which may adversely affect our business, financial condition, and results of operations. For example, we may not accurately anticipate market demand or offer AI Technology that amplifies our core data platform.

If we or our third-party service providers experience an actual or perceived security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.
Our platform processes, stores, and transmits our own sensitive data as well as customers’ and partners’ proprietary, confidential, and sensitive data, such as personal information, protected health information, and financial data. Our platform is built on the infrastructure of third-party public cloud providers, such as AWS, Azure, and GCP. We also use third-party service providers, sub-processors, and technology to help us deliver services to our customers and their end-users, as well as for our internal business operations. These third-party providers may process, store, or transmit data of our employees, partners, customers, and customers’ end-users or may otherwise be used to help operate our technology. Some of this third-party technology, including open-source software, could be used as an attack vector. Even though we may not control the security measures of these vendors, we may be responsible for any breach of such measures.

Threats to information systems and data come from a variety of sources, including traditional computer “hackers,” internal and external personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties on which we rely are subject to a variety of evolving cyber threats, including unauthorized intrusions, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, social engineering attacks (including through deep fakes and phishing), internal and external personnel misconduct or error, supply-chain attacks, software vulnerabilities, software or hardware disruptions or failures, and attacks enhanced or facilitated by AI Technology, all of which are prevalent in our industry and our customers’ and partners’ industries. Furthermore, future business expansions, acquisitions or partnerships could expose us to additional cybersecurity risks and vulnerabilities. The techniques used to sabotage or obtain unauthorized access to our and our third-party providers’ platforms, systems, networks, or physical facilities in which data is stored or processed, or through which data is transmitted change frequently, and are becoming increasingly difficult to detect. In addition, ransomware attacks are becoming more frequent and severe, and we may be unwilling or unable to make ransom payments due to, for example, applicable laws or regulations prohibiting such payments. In general, cybersecurity breaches or security vulnerabilities could lead to significant interruptions in our operations, loss of data and income, reputational harm, diversion of funds, unexpected service interruptions, increased insurance costs, and other harm to our business, reputation, and competitive position. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective.

We are a target of threat actors seeking unauthorized access to our or our customers’ or partners’ systems or data or to disrupt our operations or ability to provide our services. Threat actors may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks, or physical facilities utilized by our third-party service providers. While we take steps designed to detect, mitigate, and remediate vulnerabilities in our information security systems (such as our hardware and software, including that of third parties upon which we rely), we may be unable in the future to detect and remediate all such vulnerabilities on a timely basis. Any security breach of our platform, our operational systems, our software (including open-source software), our physical facilities, or the systems of our third-party service providers or sub-processors, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Security breaches and consequences from breaches, including negative publicity, may also prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

We have contractual and other legal obligations to notify relevant stakeholders of security breaches. For example, SEC rules require disclosure on Form 8-K of the nature, scope and timing of any material cybersecurity incident and the reasonably likely impact of such incident. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and any such mandatory disclosures are costly and could lead to negative publicity, loss of customer or partner confidence in the effectiveness of our security measures, diversion of management’s attention, governmental investigations, and the expenditure of significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.

A security incident may also cause us to breach, or lead to claims that we have breached, customer contracts or other legal obligations. As a result, we could be subject to legal action (including the imposition of fines or penalties) and our customers could end their relationships with us. Furthermore, there can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities, damages, or claims related to our data privacy and security obligations.

Litigation and regulatory actions resulting from security breaches or related to our information security practices may adversely affect our business. Unauthorized access to our platform, systems, networks, or physical facilities could result in litigation with our customers, our customers’ end-users, or other relevant stakeholders, or investigations, inquiries, or actions by regulators. We may be subject to, and have received in the past, requests by regulators for information about our security practices, experiences, and issues. Alleged failures, problems, or issues related to our information security, including following such information requests, could result in formal investigations or actions from a variety of regulators, including state attorneys general, the Federal Trade Commission (FTC), the SEC, and others. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our platform capabilities in response to such litigation, which could have an adverse effect on our business.

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

In addition, some of our employees work remotely, including while traveling for business, which increases our cybersecurity risk, creates data accessibility concerns, and makes us more susceptible to security breaches or business disruptions. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, or prospects.
We could suffer disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies.
Our business depends on our platform being available without disruption. We have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with our platform and with the public cloud and internet infrastructure on which our platform relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities, and defects in proprietary and open-source software, human error or misconduct, natural disasters (such as tornadoes, earthquakes, or fires), capacity constraints, design limitations, denial of service attacks, or other security-related incidents.

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
•fluctuations in consumption resulting from the introduction of new features, technologies, or capabilities to our software, systems, or to underlying cloud infrastructure, including features or capabilities that may increase or decrease the consumption required to execute existing or future workloads, like better storage compression and cloud infrastructure processor improvements, or that allow customers to use our platform to provide compute services without requiring them to store data;
•our ability to execute on our business strategy, including our strategies related to the Data Cloud, such as Snowpark and the Snowflake Marketplace;
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
•the amount and timing of operating expenses, particularly research and development expenses, including with respect to GPUs to develop AI Technology, and sales and marketing expenses, including commissions;
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
We must increase the productivity of our sales and marketing organization to increase our sales to new and existing customers. It requires significant time and resources to effectively onboard new sales and marketing personnel and to train new and existing personnel so they are able to successfully sell our product. We also plan to continue to dedicate significant resources to sales and marketing programs that are industry-specific and focused on large organizations. Once a new customer begins using our platform, our sales team needs to focus on expanding consumption with that customer. All of these efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our sales personnel are unable to achieve desired productivity levels, or if our sales and marketing programs are not effective.

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
Our success depends in part on the continued services of our executive officers, as well as our other key employees in the areas of research and development and sales and marketing.

From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. For example, in February 2024, Frank Slootman retired as Chief Executive Officer and we appointed Sridhar Ramaswamy to replace him. The loss of one or more of our executive officers could harm morale, cause additional personnel to depart, or introduce operational delays or risks as successor executives learn our business, each of which could harm our operating results.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based data platform products, including products with artificial intelligence capabilities and experienced sales, customer support, and professional services personnel. We also are dependent on the continued service of our existing software engineers because of the sophistication of our platform.

In order to continue to hire and retain highly qualified personnel, we will need to continue to hire in new locations around the world and manage return to work and remote working policies, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have and can provide higher compensation and benefits. In addition, we require the majority of our employees to work from a physical office, while certain of our competitors allow remote work environments. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines or continues to experience significant volatility, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees. Furthermore, current and prospective employees may believe that their equity award offers have limited upside, and our competitors may be able to offer more appealing compensation packages. In order to retain our existing employees and manage potential attrition, including as a result of any stock price decreases and market volatility that impact the actual or perceived value of our equity awards, we may issue additional equity awards or provide our employees with increased cash compensation, which could negatively impact our results of operations and be dilutive to stockholders. Finally, if we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached our or their legal obligations, resulting in a diversion of our time and resources.

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
We typically commit to our customers that our platform will maintain a minimum service-level of availability. If we are unable to meet these commitments, we may be obligated to provide customers with additional capacity at no cost, which could significantly affect our revenue. We rely on public cloud providers, such as AWS, Azure, and GCP, and any availability interruption in the public cloud could result in us not meeting our service-level commitments to our customers. In some cases, we may not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud. Further, any failure to meet our service-level commitments could damage our reputation and adoption of our platform, and we could face loss of revenue from reduced future consumption of our platform. Any service-level failures could adversely affect our business, financial condition, and results of operations.
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
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. For example, during the fiscal year ended January 31, 2024, we acquired several companies, including Samooha, Inc., a privately-held company which developed data clean room technology; Neeva Inc., a privately-held internet search company which leveraged generative artificial intelligence; Mountain US Corporation (f/k/a Mobilize.net Corporation), a privately-held company which provided a suite of tools for efficiently migrating databases to the Data Cloud; and LeapYear Technologies, Inc., a privately-held company which provided a differential privacy platform. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or unexpected costs assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, we may inherit commitments, risks, and liabilities of companies that we acquire that we are unable to successfully mitigate and that may be amplified by our existing business. Finally, our acquisitions or investments may result in disputes or litigation, including in connection with the achievement of earnouts.

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
Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. As a result, we have historically seen higher non-GAAP free cash flow in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year. Although we seek to moderate our cash outflows with our cash receipts, we may not be successful in doing so, particularly since we expect this seasonality to become more pronounced as we continue to target large enterprise customers based on their procurement, budgeting, and deployment cycles. In addition, while consumption is typically lower during holidays, the magnitude of any decrease is difficult to predict and that may result in inaccurate financial guidance. For more information about non-GAAP free cash flow, including a definition of non-GAAP free cash flow and a reconciliation of free cash flow to the most directly comparable financial measure calculated in accordance with U.S. generally accepted accounting principles (GAAP), see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

In addition, public sector customers may have contractual, statutory, or regulatory rights to terminate current contracts with us or our third-party distributors or resellers for convenience or default. If a contract is terminated for convenience, we may only be able to collect fees for platform consumption prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative products or services or be precluded from doing further business with government entities. Further, entities providing products or services to governments, whether directly or indirectly, are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts. Such laws, regulations, and contractual provisions impose compliance obligations that are more burdensome than those typically encountered in commercial contracts, and they often give customers in the government market substantial rights and remedies, many of which are not typically found in commercial contracts. These rights and remedies may relate to intellectual property, price protection, the accuracy of information provided to the government, incident notification, and termination rights. In addition, governments may use procurement requirements as an alternative to lawmaking, and impose stricter requirements than would apply to the commercial sector in areas that are not directly related to the purchase. These rules and requirements may apply to us or third-party resellers or distributors whose practices we may not control. Such parties’ non-compliance could result in repercussions for us with respect to contractual and customer satisfaction issues.

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

Further, we are increasingly investing in doing business with customers and partners in heavily regulated industries, such as the financial services and health care industries. Existing and prospective customers, such as those in these industries, may be required to comply with more stringent regulations in connection with using and implementing our services or particular regulations regarding third-party vendors that may be interpreted differently by different customers. In addition, regulatory agencies may impose requirements toward third-party vendors generally, or our company in particular, that we may not be able to, or may choose not to, meet. We may make special compliance commitments that are more expensive to satisfy than we anticipate, or that we are unable to satisfy. In addition, customers in these heavily regulated areas and their regulators often have a right to conduct audits of our systems, products, and practices. In the event that one or more customers or their regulators determine that some aspect of our business does not meet regulatory requirements, we may be limited in our ability to continue or expand our business.

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
From time to time, we may become subject to legal proceedings and claims, such as claims brought by our customers in connection with commercial disputes, employment claims, including claims related to the loss of employee equity grants upon termination, intellectual property claims, or securities class actions or other claims related to volatility in the trading price of our common stock. For example, we are currently subject to a securities class action lawsuit in federal court alleging federal securities law violations in connection with our initial public offering (IPO). See the section titled “Legal Proceedings” for more information. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims, or continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
Natural disasters, pandemics, and other catastrophic events could have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and our customers operate.
Our platform and the public cloud infrastructure on which our platform relies are vulnerable to damage or interruption from catastrophic events, such as earthquakes, floods, fires, power loss, telecommunication failures, cyber attacks, military conflict or war, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, and epidemics or pandemics, such as the COVID-19 pandemic. Some of our U.S. corporate offices in which we operate and certain of the public cloud data centers on which our platform runs are located in the San Francisco Bay Area and Pacific Northwest, regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our public cloud providers could result in disruptions, outages, and other performance and quality problems.

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 23% of our revenue for the fiscal year ended January 31, 2024. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, including China, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

•slower than anticipated public cloud adoption by international businesses;
•changes in a specific country’s or region’s political, economic, or legal and regulatory environment, including the effects of pandemics, tariffs, trade wars, sanctions, or long-term environmental risks;
•the need to adapt and localize our platform for China and other countries, including as a result of data sovereignty requirements, and the engineering and related costs that we may incur when making those changes;

•greater difficulty collecting accounts receivable and longer payment cycles;
•unexpected changes in, or the selective application of, trade relations, regulations, or laws;
•new, evolving, and more stringent regulations relating to privacy and data security, data localization, and the unauthorized use of, or access to, commercial and personal information;
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
•heightened risks of cyber incidents, which could lead to the unauthorized access to or exposure of customer data;
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

Due to these and other risks, our operations in China may be more expensive or difficult than anticipated or they may fail, which could have an adverse effect on our business, financial condition, results of operations, and growth prospects.
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
If we use open-source software inconsistent with our policies and procedures or the license terms applicable to such software, we could be subject to legal expenses, damages, or costly remediation or disruption to our business.
We use open-source software in our platform and in our professional service engagements. From time to time, companies that use third-party open-source software have faced claims challenging the use of such open-source software and their compliance with the terms of the applicable open-source license. We may be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. Additionally, while we have policies and procedures in place designed to govern our use of open-source software, there is a risk that we may incorporate open-source software with onerous licensing terms, including the obligation to make our source code available for others to use or modify without compensation to us, or inadvertently use third-party open-source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. If we receive an allegation that we have violated an open-source license, we may incur significant legal expenses, be subject to damages, be required to redesign our product to remove the open-source software or publicly release certain portions of our proprietary source code, or be required to comply with onerous license restrictions, all of which could have a material impact on our business. Even in the absence of a claim, if we discover the use of open-source software inconsistent with our policies, we could expend significant time and resources to replace the open-source software or obtain a commercial license, if available. All of these risks are heightened by the fact that the ownership of open-source software can be uncertain, leading to litigation, and many of the licenses applicable to open-source software have not been interpreted by courts, and these licenses could be construed to impose unanticipated conditions or restrictions on our ability to commercialize our products. Any use of open-source software inconsistent with our policies or licensing terms could harm our business and financial position.

Risks Related to Our Tax, Legal, and Regulatory Environment
We are subject to stringent and changing obligations related to data, including data privacy and security, and the failure or perceived failure to comply with these obligations could result in significant fines and liability or otherwise result in substantial harm to our business and prospects.
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
•In the United States, federal, state, and local governments have enacted or proposed data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. Additionally, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. Such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making and, if exercised, may adversely impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act of 2020 (CPRA), provides increased privacy rights and protections, including the ability of individuals to opt out of specific disclosures of their personal information, and provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Other U.S. states have adopted, or are considering adopting, similar laws.
•The certifications we may maintain and the standards that may apply to our business, such as the U.S. Federal Risk and Authorization Management Program (FedRAMP), U.S. Department of Defense Impact Level 4 (IL4), Payment Card Industry Data Security Standards (PCI-DSS), International Organization for Standardization (ISO)/International Electrotechnical Commission (IEC) 27001, Health Information Trust Alliance Common Security Framework (HI-TRUST CSF), StateRAMP, among others, are becoming more stringent.
•We may also become subject to new laws that specifically regulate non-personal data. For example, we may become subject to certain parts of the European Union’s Data Act, which imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the European Economic Area.

These and other similar legal and regulatory developments could contribute to legal and economic uncertainty, increase our exposure to liability, affect how we design, market, and sell our platform, and how we operate our business, how our customers and partners process and share data, how we process and use data, and how we transfer personal data from one jurisdiction to another, any of which could increase our costs, require us to take on more onerous obligations in our contracts, impact our ability to operate in certain jurisdictions, and/or negatively impact the types of data available on or the demand for our platform. It is possible that new laws may be adopted or existing laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We may incur substantial costs to comply with such laws and regulations, to meet the demands of our customers relating to their own compliance with applicable laws and regulations, and to establish and maintain internal policies, self-certifications, and third-party certifications supporting our compliance programs. Our customers may delegate certain of their GDPR compliance or other privacy law obligations to us, and we may otherwise be required to expend resources to assist our customers with such compliance obligations.

Although we endeavor to comply with applicable data privacy and security obligations, any actual or perceived non-compliance with such obligations by us or our third-party service providers and sub-processors could result in proceedings, investigations, or claims against us by regulatory authorities, customers, or others, leading to reputational harm, higher liability and indemnity obligations, significant fines, litigation costs, additional reporting requirements or oversight, bans on processing personal information, orders to destroy or not use personal information, limitations in our ability to develop or commercialize our platform, inability to process personal information or operate in certain jurisdictions, and other damages. For example, if regulators assert that we have failed to comply with the GDPR or U.K. GDPR, we may be subject to fines of up to (i) 20.0 million Euros or 17.5 million British pounds, as applicable, or (ii) 4% of our worldwide annual revenue, whichever is greater, as well as potential data processing restrictions and penalties. In addition, private plaintiffs have become increasingly active in bringing privacy- and information security-related claims against companies, including class action claims. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Even if we are not determined to have violated these laws and other obligations, investigations into these issues typically require the expenditure of significant resources and generate negative publicity. In addition, any failure by us or our third-party service providers and sub-processors to comply with applicable obligations could result in proceedings against us. Certain regulators, such as the FTC, may prohibit our use of certain personal information as a result of such proceedings. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

We publish privacy policies and other documentation regarding our security program and our collection, processing, use, and disclosure of personal information or other confidential information. Although we endeavor to comply with our published policies, certifications, and documentation, we or our vendors may at times fail to do so or may be perceived to have failed to do so. Claims by regulators or private parties that we have not followed our published documentation or otherwise violated individuals’ privacy rights or failed to comply with data protection laws, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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

In particular, there is significant uncertainty surrounding the applications of intellectual property and privacy laws to AI Technology. Intellectual property ownership and license rights, including copyright, surrounding AI Technology have not been fully addressed by courts or other federal or state laws or regulations, and our use of AI Technology or adoption of AI Technology into our products and services may result in disputes with respect to ownership or intellectual property, or exposure to claims of copyright or other intellectual property misappropriation. In addition, our AI Technology may involve the processing of personal and other sensitive data and may be subject to laws, policies, legal obligations, and contractual requirements related to privacy, data protection, and information security. Certain privacy laws extend rights to consumers (such as the right to obtain consent or delete certain personal data) and regulate automated decision making. An alleged or actual failure to meet these obligations may lead to regulatory investigations and fines or penalties; may require us to change our business practices or retrain our algorithms; or may prevent or limit our use of AI Technology. For example, the FTC has required other companies to turn over or disgorge valuable insights or trainings generated through the use of AI Technology where they allege the company has violated privacy and consumer protection laws, meaning that we would be unable to use that data in our AI Technology. It is also possible that we are held liable for intellectual property, privacy, or other legal violations of third-party AI Technology that we use, and that we may not have full recourse for any damages that we suffer (for example, our use of third-party AI Technology may be subject to limitations of liability or provide no liability coverage (e.g., free or open-source technology)).

The algorithms or training methodologies used in the AI Technology we use or offer may be flawed. Datasets may be overly broad, insufficient, or contain inappropriately biased information. Our generative AI Technology may also generate outputs that are inaccurate, misleading, harmful, or otherwise flawed. This may happen if the inputs that the model relied on were inaccurate, incomplete, or flawed (including if a bad actor “poisons” the model with bad inputs or logic), or if the logic of the algorithm is flawed (a so-called “hallucination”). Our customers or others may rely on or use such outputs to their detriment, or it may lead to adverse outcomes, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. Finally, if we enable or offer services or technologies that draw scrutiny or controversy, we may experience brand or reputational harm, competitive harm, and/or legal liability.
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

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from using our platform globally, or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology. Any change in export or import regulations, economic sanctions, or related legislation, increased export and import controls, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, financial condition, and results of operations.
Our international operations may subject us to greater than anticipated tax liabilities.
We are expanding our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, 2017 legislation informally titled the Tax Act significantly reformed the Internal Revenue Code of 1986, as amended (the Code). In August 2022, the United States passed the Inflation Reduction Act, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on stock repurchases. In February 2023, our board of directors authorized the repurchase of up to $2.0 billion of our common stock through a stock repurchase program. We do not expect the excise tax on repurchases under our stock repurchase program to have a material impact on our aggregate tax liability. In addition, many countries have recently proposed, recommended, or enacted changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

Over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. As of July 2023, nearly 140 countries have approved a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Similarly, the European Commission and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services), which could apply to our business.

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
We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. Unused U.S. federal net operating losses (NOLs) for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under the Tax Act, as modified by 2020 legislation referred to as the CARES Act, U.S. federal NOLs arising in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of such year’s taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

As of January 31, 2024, we had U.S. federal, state, and foreign NOL carryforwards of $6.2 billion, $5.6 billion, and $175.2 million, respectively. Of the $6.2 billion U.S. federal NOL carryforwards, $6.1 billion may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remaining $0.1 billion will begin to expire in 2032. The state NOL carryforwards begin to expire in 2024. Of the $175.2 million foreign NOL carryforwards, $169.6 million may be carried forward indefinitely, and the remaining $5.6 million will begin to expire in 2027.

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

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, such as recessions, interest rate changes, or international currency fluctuations, may also negatively impact the market price of our common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been, and may be in the future, the target of this type of litigation, which could result in substantial expenses and divert our management’s attention. We are currently subject to a securities class action lawsuit in federal court alleging federal securities law violations in connection with our IPO. See the section titled “Legal Proceedings” for more information.
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

The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation, investor confidence in us, or our stock price.

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

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy

We have implemented and maintain a cybersecurity program designed to identify, assess, and manage material risks from cybersecurity threats to (i) our information systems and data, which include critical computer networks, third-party hosted services, communications systems, hardware and software, and (ii) critical data, including our intellectual property, confidential information that is proprietary, strategic or competitive in nature, and our customers’ data. Our cybersecurity program includes an information security policy, access management policies, an open-source policy, security incident response processes, and a supply chain policy, in addition to the secure design and vendor management programs described below. For a description of the risks from cybersecurity threats that may materially affect us, see the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Our information systems generally fall into two categories: our platform and our corporate systems. Each category has dedicated teams and processes in place to address cybersecurity risk. Our product security team, which reports into our EVP, Engineering, works alongside our product and engineering teams to address how security is designed into our platform. Our corporate security team, which reports to our Chief Information Security Officer within our Chief Financial Officer’s organization, is responsible for the secure design of our corporate systems. In addition, our Chief Information Security Officer manages a global security team that performs certain cybersecurity functions for both our platform and corporate systems, including certification management, incident response, threat detection, analytics, and offensive security (such as simulations and penetration tests).

We actively monitor our threat environment for cybersecurity threats using various methods, including automated detection tools, scans of the threat environment, investigations of potential threats we discover or that are reported to us, and reports and services that identify threats. We monitor our information systems for vulnerabilities using internal and third-party penetration testing, intelligence feeds, and vulnerability databases. We also have a bug bounty program.

Our security teams work with management to prioritize our risk management processes and mitigate cybersecurity threats, including those that may materially impact our business. Our assessment and management of material risks from cybersecurity threats is a key risk area within our enterprise risk management program. Our Chief Information and Data Officer, Chief Information Security Officer, and EVP, Engineering are responsible for management of cybersecurity risk under our enterprise risk management program, and senior management and the audit committee of our board of directors receive reports on the key risks and the effectiveness of our management of such enterprise risks. In addition, key cybersecurity risks are assessed as part of our internal audit program. We have completed various security audits and certifications, including SOC 2 Type II, SOC 1 Type II, PCI-DSS, HITRUST, FedRAMP High, and ISO/IEC 27001. We also employ a shared responsibility model where our customers are responsible for using and configuring our platform in a manner that meets applicable cybersecurity standards. As part of this shared security model, customers have sole responsibility for creating and securing their access credentials for our platform.

Each of our platform and corporate systems involves the use of third-party technology or service providers, or vendors, such as hosting platforms, open-source software, and application providers. We also use vendors to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats to our platform and corporate systems, including consulting firms, external legal counsel, incident response vendors, penetration test providers, auditors, monitoring technology, and cybersecurity data providers. We have a vendor management program under which our corporate security, product security, and legal teams evaluate cybersecurity risks presented by our use of vendors. Depending on the nature of the technology or services provided, the sensitivity of the information systems and data at issue, and the identity of the vendor, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks. For higher-risk vendors, this process includes a vendor security questionnaire, an evaluation of the vendor’s security program and security documentation, and the imposition of contractual obligations related to cybersecurity on the vendor. All vendors are required to undergo this review, which is in addition to the applicable security reviews conducted by our product security and corporate security teams described above.

Governance

Our board of directors has a cybersecurity committee of the board to assist it in fulfilling its oversight responsibility with respect to the management of cybersecurity risks related to our products and services as well as our information technology and network systems. The responsibilities of the cybersecurity committee include overseeing our implementation and maintenance of cybersecurity measures, data governance, and compliance with applicable information security laws. The cybersecurity committee receives reports from management concerning our significant cybersecurity threats and risk and the processes we have implemented to address them and has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation. In addition, our audit committee has oversight responsibility over our internal financial controls and our enterprise risk management program, including disclosure controls related to cybersecurity. Finally, management periodically provides cybersecurity briefings to the entire board of directors.

The members of management who are primarily responsible for assessing and managing our material risks from cybersecurity threats are Brad Jones, our Chief Information Security Officer, and Grzegorz Czajkowski, our EVP, Engineering & Support. Mr. Jones joined Snowflake in 2023 and previously served in various cybersecurity roles for over 12 years across multiple technology sectors, including manufacturing, software, and services. Mr. Jones reports to Sunny Bedi, who has served as our Chief Information and Data Officer since 2020 and, prior to joining us, served as VP of Corporate IT / Head of Global IT at NVIDIA, where his responsibilities included managing IT security. Mr. Czajkowski joined Snowflake as SVP, Engineering & Support in 2019 and, prior to joining us, served in various roles at Google, including as VP Engineering where he was responsible for a portfolio of Google Cloud data analytics and for internal services addressing data analytics needs of Google’s businesses. Each of Messrs. Jones and Czajkowski is responsible for hiring appropriate personnel, integrating cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to management depending on the circumstances, including the individuals named above, who work with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our security incident response plan provides for reporting certain cybersecurity incidents to our board of directors.

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

ITEM 3. LEGAL PROCEEDINGS
From time to time, we have been and will continue to be subject to legal proceedings and claims. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. In addition, on February 29, 2024, a stockholder class action lawsuit was filed against us, our former Chief Executive Officer, and our Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. The case is at a very preliminary stage. We and the other defendants intend to vigorously defend against the claims in this action. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. See Note 10, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

Holders of Record

As of March 15, 2024, there were 138 stockholders of record of our Class A common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

In connection with our acquisition of the outstanding capital stock of Samooha, Inc. (Samooha) on December 20, 2023, pursuant to an Agreement and Plan of Merger and Reorganization, dated as of December 14, 2023 (Merger Agreement), we issued approximately 1.5 million shares of our common stock as consideration (Equity Consideration). The Equity Consideration includes approximately 0.2 million shares issued to one of our wholly-owned subsidiaries due to a prior investment we made in Samooha. A portion of the Equity Consideration issued to certain of Samooha’s stockholders is subject to vesting agreements pursuant to which the shares will vest over four years, subject to their continued employment with Snowflake or its affiliates. See Note 7, “Business Combinations,” and Note 11, “Equity,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (Securities Act): Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act.

Use of Proceeds

On September 18, 2020, we closed our IPO of 32.2 million shares of our Class A common stock at an offering price of $120.00 per share, including 4.2 million shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in gross proceeds to us of $3.7 billion, net of underwriting discounts. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-248280), which was declared effective by the SEC on September 15, 2020. We incurred offering expenses of approximately $0.3 million. As of January 31, 2024, we had used all the net proceeds. The net proceeds were used for general corporate purposes including cash used in operations and capital expenditures. There were no material changes to the use of proceeds from our IPO as described in our Final Prospectus for our IPO dated as of September 15, 2020, and filed with the SEC pursuant to Rule 424(b)(4) on September 16, 2020.

Issuer Purchases of Equity Securities

There were no shares repurchased under our authorized stock repurchase program during the three months ended January 31, 2024.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The graph below shows the cumulative total return to our stockholders between September 16, 2020 (the date that our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2024 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on September 16, 2020 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
180.00
170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
80.00
70.00
60.00
50.00
9/16/2020
9/30/2020
10/30/2020
11/30/2020
12/31/2020
1/31/2021
4/30/2021
7/31/2021
10/31/2021
1/31/2022
4/30/2022
7/31/2022
10/31/2022
1/31/2023
4/30/2023
7/31/2023
10/31/2023
1/31/2024
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

A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the SEC on March 29, 2023.

Overview
We believe that a cloud computing platform that puts data and AI at its core will offer great benefits to organizations by allowing them to realize the value of the data that powers their businesses. By offering rich primitives for data and applications, we believe that we can create a data connected world where organizations have seamless access to explore, share, and unlock the value of data. To realize this vision, we deliver the Data Cloud, a network where Snowflake customers, partners, developers, data providers, and data consumers can break down data silos and derive value from rapidly growing data sets in secure, governed, and compliant ways.

Our platform is the innovative technology that powers the Data Cloud, enabling customers to consolidate data into a single source of truth to drive meaningful insights, apply AI to solve business problems, build data applications, and share data and data products. We provide our platform through a customer-centric, consumption-based business model, only charging customers for the resources they use.

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

Our go-to-market strategy is focused on acquiring new customers and driving increased use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 131% and 158% as of January 31, 2024 and 2023, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of January 31, 2024, we had 9,437 total customers, increasing from 7,744 customers as of January 31, 2023. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of January 31, 2024, our customers included 691 of the Forbes Global 2000, based on the 2023 Forbes Global 2000 list, and those customers contributed approximately 41% of our revenue for the fiscal year ended January 31, 2024. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

Fiscal Year

Our fiscal year ends on January 31. For example, references to fiscal 2024 refer to the fiscal year ended January 31, 2024.

Impact of Macroeconomic Conditions

Our business and financial condition have been, and may continue to be, impacted by adverse macroeconomic conditions, including inflation, higher interest rates, and fluctuations or volatility in capital markets or foreign currency exchange rates. These conditions have caused, and may continue to cause, customers to rationalize budgets, prioritize cash flow management, including through shortened contract duration, and optimize consumption, including by reducing storage through shorter data retention policies. We are continuing to monitor the actual and potential effects of general macroeconomic conditions across our business. For additional details, see the section titled “Risk Factors.”

Stock Repurchase Program

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. The program is funded using our working capital and will expire in March 2025. During the fiscal year ended January 31, 2024, we repurchased approximately 4.0 million shares of our outstanding common stock for an aggregate purchase price of $591.7 million, including transaction costs, at a weighted-average price of $147.50 per share. All repurchases were made in open market transactions (including via pre-set trading plans). As of January 31, 2024, $1.4 billion remained available for future repurchases under the stock repurchase program. See Note 11, “Equity,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock and the repurchase program may be suspended or discontinued at any time at our discretion.

Business Combinations

During the three months ended January 31, 2024, we acquired all outstanding stock of Samooha, Inc. (Samooha), a privately-held company which developed data clean room technology that enabled multiple parties to securely collaborate on sensitive data. The acquisition date fair value of the preliminary purchase consideration was $219.0 million, which was primarily comprised of 0.9 million shares of our common stock valued at $174.2 million as of the acquisition date, $38.8 million fair value of our previously held equity interest in Samooha, and $6.0 million in cash and deferred cash consideration. In addition, we issued to certain of Samooha’s employees a total of 0.4 million shares of our common stock in exchange for a portion of their Samooha stock. These shares are subject to vesting agreements pursuant to which the shares will vest over four years, subject to each of these employees’ continued employment with the Company or its affiliates. The $74.8 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of four years.

During the three months ended July 31, 2023, we acquired all outstanding stock of Neeva Inc. and its equity investee (collectively, Neeva), a privately-held company which developed search technology powered by artificial intelligence language models, for $185.4 million in cash.

During the three months ended April 30, 2023, we acquired (i) all outstanding stock of Mountain US Corporation (formerly known as Mobilize.Net Corporation) (Mountain), a privately-held company which provided a suite of tools for efficiently migrating databases to the Data Cloud, for $76.3 million in cash, and (ii) all outstanding stock of LeapYear Technologies, Inc. (LeapYear), a privately-held company which provided a differential privacy platform, for $62.0 million in cash.

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

Key Factors Affecting Our Performance
Adoption of our Platform and Expansion of the Data Cloud

Our future success depends in large part on the market adoption of our platform, including new product functionality such as Snowpark. While we see growing demand for our platform, particularly from large enterprises, many of these organizations have invested substantial technical, financial, and personnel resources in their legacy database products or big data offerings, despite their inherent limitations. In addition, many customers are attempting to rationalize budgets, prioritize cash flow management, and optimize consumption amidst macroeconomic uncertainty. While this makes it difficult to predict customer adoption rates and future demand, we believe that the benefits of our platform put us in a strong position to capture the significant market opportunity ahead.

Our platform powers the Data Cloud, a network of data providers, data consumers, and data application developers that enables our customers to securely share, monetize, and acquire live data sets and data products. The Data Cloud includes access to the Snowflake Marketplace, through which customers can access or acquire third-party data sets, data applications, and other data products. Our future growth is increasingly dependent on our ability to increase consumption of our platform by building and expanding the Data Cloud.

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

New software releases or hardware improvements, like better storage compression and cloud infrastructure processor improvements, may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads. In addition, new product features allow customers to use our platform to provide compute services without requiring them to store data. To the extent these improvements do not result in an offsetting increase in new workloads, we may experience lower revenue. Our ability to increase usage of our platform by, and sell additional contracted capacity to, existing customers, and, in particular, large enterprise customers, will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, macroeconomic conditions, overall changes in our customers’ spending levels, customers’ attempts to optimize their consumption, the effectiveness of our and our partners’ efforts to help our customers realize the benefits of our platform, and the extent to which customers migrate new workloads to our platform over time, including data science, artificial intelligence, and machine learning workloads.

Acquiring New Customers

We believe there is a substantial opportunity to further grow our customer base by continuing to make significant investments in sales and marketing and brand awareness. Our ability to attract new customers will depend on a number of factors, including the productivity of our sales organization, competitive dynamics in our target markets, changes in our customers’ spending and platform consumption in response to market uncertainty, and our ability to build and maintain partner relationships, including with global system integrators, resellers, technology partners, and third-party providers of native applications on the Snowflake Marketplace. While our platform is built for organizations of all sizes, we focus our selling efforts on large enterprise customers, customers with vast amounts of data, and customers requiring industry-specific solutions. We may not achieve anticipated revenue growth if we are unable to hire, develop, integrate, and retain talented and effective sales personnel; if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time and maintain productivity; or if our sales and marketing programs are not effective.

Investing in Growth and Scaling our Business

We are focused on our long-term revenue potential and believe our market opportunity is large. We will continue to invest significantly in research and development to improve our platform, including in the areas of data science, artificial intelligence, and machine learning. In addition, we are focused on expanding our business both domestically and internationally. As part of these efforts, we are investing in meeting the needs of organizations in geographies and specialized industries that have heightened data requirements, including with respect to data localization, privacy, and security. We intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity, while also focusing on profitability and cash flow.

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

The following tables present a summary of key business metrics for the periods presented:

	Fiscal Year Ended January 31,
	2024	2023	2022

Product revenue (in millions)	$2,666.8	$1,938.8	$1,140.5
Free cash flow (non-GAAP) (in millions)(1)(2)	$778.9	$496.5	$81.2

	January 31, 2024	January 31, 2023	January 31, 2022

Net revenue retention rate(3)	131%	158%	178%
Customers with trailing 12-month product revenue greater than $1 million(3)	461	331	186
Forbes Global 2000 customers(3)	691	642	540
Remaining performance obligations (in millions)(4)	$5,174.7	$3,660.5	$2,646.5
________________
(1)Free cash flow for the fiscal years ended January 31, 2024, 2023, and 2022 included the effect of $31.3 million, $23.9 million, and $68.6 million, respectively, in the net cash paid on payroll tax-related items on employee stock transactions. See the section titled “Free Cash Flow” for a reconciliation of free cash flow to the most directly comparable financial measure calculated in accordance with GAAP.
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $380.8 million and $184.6 million for the fiscal years ended January 31, 2024 and 2023, respectively, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow. No equity awards were net settled prior to the fiscal year ended January 31, 2023.
(3)Historical numbers for (i) net revenue retention rate, (ii) customers with trailing 12-month product revenue greater than $1 million, and (iii) Forbes Global 2000 customers reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. In addition, our Forbes Global 2000 customer count reflects adjustments for annual updates to the Forbes Global 2000 list by Forbes.
(4)As of January 31, 2024, our remaining performance obligations were approximately $5.2 billion, of which we expect approximately 50% to be recognized as revenue in the twelve months ending January 31, 2025 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 2.2 years as of January 31, 2024. However, the amount and timing of revenue recognition are generally dependent upon customers' future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.

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

Free Cash Flow

We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by operating activities reduced by purchases of property and equipment and capitalized internal-use software development costs. Cash outflows for employee payroll tax items related to the net share settlement of equity awards are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow. We believe information regarding free cash flow provides useful supplemental information to investors because it is an indicator of the strength and performance of our core business operations.

The following table presents a reconciliation of net cash provided by operating activities to free cash flow, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in millions):

	Fiscal Year Ended January 31,
	2024	2023	2022

Net cash provided by operating activities	$848.1	$545.6	$110.2
Less: purchases of property and equipment	(35.1)	(25.1)	(16.2)
Less: capitalized internal-use software development costs	(34.1)	(24.0)	(12.8)
Free cash flow (non-GAAP)(1)(2)	$778.9	$496.5	$81.2
________________
(1)Free cash flow for the fiscal years ended January 31, 2024, 2023, and 2022 included the effect of $31.3 million, $23.9 million, and $68.6 million respectively, in the net cash paid on payroll tax-related items on employee stock transactions.
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $380.8 million and $184.6 million for the fiscal years ended January 31, 2024 and 2023, respectively, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow. No equity awards were net settled prior to the fiscal year ended January 31, 2023.

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

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented approximately 3%, 2%, and 3% of our revenue for the fiscal years ended January 31, 2024, 2023, and 2022, respectively.

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

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the fiscal year ended January 31, 2024 is approximately 2.6 years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

Cost of product revenue. Cost of product revenue consists primarily of (i) third-party cloud infrastructure expenses incurred in connection with our customers’ use of our platform and the deployment and maintenance of our platform on public clouds, including different regional deployments, and (ii) personnel-related costs associated with customer support and maintaining service availability and security of our platform, including salaries, benefits, bonuses, and stock-based compensation. We periodically receive credits from third-party cloud providers that are recorded as a reduction to the third-party cloud infrastructure expenses. Cost of product revenue also includes amortization of capitalized internal-use software development costs, amortization of acquired intangible assets, and expenses associated with software and subscription services dedicated for use by our customer support team and our engineering team responsible for maintaining our platform.

Cost of professional services and other revenue. Cost of professional services and other revenue consists primarily of personnel-related costs associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation, amortization of an acquired intangible asset, and costs of contracted third-party partners and software tools.

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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions. A portion of the sales commissions paid to the sales force is earned based on the level of the customers’ consumption of our platform, and a portion of the commissions paid to the sales force is earned upon the origination of the customer contracts. Sales commissions tied to customers’ consumption are expensed in the same period as they are earned. Sales commissions and referral fees earned upon the origination of the new customer or customer expansion contracts are deferred and then amortized over a period of benefit that we determined to be five years. As our go-to-market motion evolves, more sales personnel will be compensated based on the level of the customers’ consumption of our platform. As a result, we will defer less sales commissions, and we expect that our expenses associated with sales commissions tied to customers’ consumption will increase during the fiscal year ending January 31, 2025. Sales and marketing expenses also include advertising costs and other expenses associated with our sales, marketing and business development programs, including our user conferences such as Data Cloud Summit and Data Cloud World Tour, offset by proceeds from such conferences and programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software and subscription services dedicated for use by our sales and marketing organizations, amortization of an acquired intangible asset, and outside services contracted for sales and marketing purposes. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. However, we expect that our sales and marketing expenses will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses.

Research and Development
Research and development expenses consist primarily of personnel-related expenses associated with our research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred in developing our platform, amortization of acquired intangible assets, and software and subscription services dedicated for use by our research and development organization. We expect that our research and development expenses will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in our platform. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses. In addition, research and development expenses that qualify as internal-use software development costs are capitalized, the amount of which may fluctuate significantly from period to period.
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

Other Income (Expense), Net

Other income (expense), net consists primarily of (i) net realized and unrealized gains (losses) on our strategic investments in equity securities, and (ii) the effect of exchange rates on our foreign currency-denominated asset and liability balances.

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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022

Revenue	$2,806,489	$2,065,659	$1,219,327
Cost of revenue(1)	898,558	717,540	458,433
Gross profit	1,907,931	1,348,119	760,894
Operating expenses(1):
Sales and marketing	1,391,747	1,106,507	743,965
Research and development	1,287,949	788,058	466,932
General and administrative	323,008	295,821	265,033
Total operating expenses	3,002,704	2,190,386	1,475,930
Operating loss	(1,094,773)	(842,267)	(715,036)
Interest income	200,663	73,839	9,129
Other income (expense), net	44,887	(47,565)	28,947
Loss before income taxes	(849,223)	(815,993)	(676,960)
Provision for (benefit from) income taxes	(11,233)	(18,467)	2,988
Net loss	(837,990)	(797,526)	(679,948)
Less: net loss attributable to noncontrolling interest	(1,893)	(821)	—
Net loss attributable to Snowflake Inc.	$(836,097)	$(796,705)	$(679,948)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022

Cost of revenue	$123,363	$106,302	$87,336
Sales and marketing	299,657	246,811	185,970
Research and development	644,928	407,524	232,867
General and administrative	100,067	100,896	98,922
Total stock-based compensation	$1,168,015	$861,533	$605,095

The increase in stock-based compensation for the fiscal year ended January 31, 2024, compared to the fiscal year ended January 31, 2023, was primarily attributable to additional equity awards granted to new and existing employees, partially offset by a decrease in stock-based compensation associated with restricted stock unit awards (RSUs) granted prior to our Initial Public Offering (IPO).

As of January 31, 2024, total compensation cost related to unvested awards not yet recognized was $3.0 billion, which will be recognized over a weighted-average period of 2.9 years. See Note 11, “Equity,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Fiscal Year Ended January 31,
	2024	2023	2022

Revenue	100%	100%	100%
Cost of revenue(1)	32	35	38
Gross profit	68	65	62
Operating expenses(1):
Sales and marketing	50	54	61
Research and development	46	38	38
General and administrative	11	14	22
Total operating expenses	107	106	121
Operating loss	(39)	(41)	(59)
Interest income	7	3	1
Other income (expense), net	2	(2)	2
Loss before income taxes	(30)	(40)	(56)
Provision for (benefit from) income taxes	—	(1)	—
Net loss	(30)	(39)	(56)
Less: net loss attributable to noncontrolling interest	—	—	—
Net loss attributable to Snowflake Inc.	(30%)	(39%)	(56%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Fiscal Year Ended January 31,
	2024	2023	2022

Cost of revenue	4%	5%	7%
Sales and marketing	11	12	15
Research and development	23	20	19
General and administrative	4	5	9
Total stock-based compensation	42%	42%	50%

Comparison of the Fiscal Years Ended January 31, 2024 and 2023
Revenue

	Fiscal Year Ended January 31,
	2024	2023	% Change

	(dollars in thousands)
Revenue:
Product	$2,666,849	$1,938,783	38%
Professional services and other	139,640	126,876	10%
Total	$2,806,489	$2,065,659	36%
Percentage of revenue:
Product	95%	94%
Professional services and other	5%	6%
Total	100%	100%

Product revenue increased $728.1 million for the fiscal year ended January 31, 2024, compared to the prior fiscal year, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 131% as of January 31, 2024. The increase in product revenue was also driven by an increase in capacity consumption prices of approximately 3% for the fiscal year ended January 31, 2024, compared to the prior fiscal year, primarily due to increased consumption of higher-priced editions of our platform and better discipline over discounting.

We had 461 customers with product revenue of greater than $1 million for the trailing 12 months ended January 31, 2024, an increase from 331 customers as of January 31, 2023. Such customers represented approximately 65% and 63% of our product revenue for the trailing 12 months ended January 31, 2024 and 2023, respectively. Within these customers, we had 83 and 26 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended January 31, 2024. The substantial majority of our revenue was derived from existing customers under capacity arrangements, which represented approximately 97% and 96% of our revenue for the fiscal years ended January 31, 2024 and 2023, respectively. The remainder was derived from new customers under capacity arrangements and on-demand arrangements. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $12.8 million for the fiscal year ended January 31, 2024, compared to the prior fiscal year, as we continued to expand our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Fiscal Year Ended January 31,
	2024	2023	% Change

	(dollars in thousands)
Cost of revenue:
Product	$701,200	$547,547	28%
Professional services and other	197,358	169,993	16%
Total cost of revenue	$898,558	$717,540	25%
Gross profit (loss):
Product	$1,965,649	$1,391,236	41%
Professional services and other	(57,718)	(43,117)	34%
Total gross profit	$1,907,931	$1,348,119	42%
Gross margin:
Product	74%	72%
Professional services and other	(41%)	(34%)
Total gross margin	68%	65%
Headcount (at period end)
Product	414	373
Professional services and other	525	488
Total headcount	939	861

Cost of product revenue increased $153.7 million for the fiscal year ended January 31, 2024, compared to the prior fiscal year, primarily due to an increase of $78.2 million in third-party cloud infrastructure expenses as a result of increased customer consumption of our platform. Personnel-related costs and allocated overhead costs also increased $33.3 million for the fiscal year ended January 31, 2024, compared to the prior fiscal year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to new and existing employees. The remaining increase in cost of product revenue was primarily driven by an increase of $34.5 million in amortization of acquired developed technology intangible assets and capitalized internal-use software development costs.

Our product gross margin was 74% for the fiscal year ended January 31, 2024, compared to 72% for the prior fiscal year, primarily due to (i) higher volume-based discounts for our purchases of third-party cloud infrastructure, and (ii) increased cost efficiency as a result of cloud infrastructure processor improvements. While we expect our product gross margin to slightly improve for the fiscal year ending January 31, 2025, a number of factors could hinder any improvement in our product gross margin, including (i) fluctuations in the mix and timing of customers’ consumption, which is inherently variable at our customers’ discretion, (ii) whether or not a customer contracts with us through public cloud marketplaces, (iii) our discounting practices, including as a result of changes to the competitive environment, and (iv) the extent of our investments in our operations, including performance improvements that may make our platform or the underlying cloud infrastructure more efficient.

Cost of professional services and other revenue increased $27.4 million for the fiscal year ended January 31, 2024, compared to the prior fiscal year, primarily due to an increase of $26.0 million in personnel-related costs and allocated overhead costs, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to existing and new employees. The overall increase in cost of professional services and other revenue was also driven by increased amortization of an acquired developed technology intangible asset as a result of the Mountain business combination completed in February 2023, partially offset by a decrease in costs associated with contracted third-party partners.

Professional services and other gross margin declined for the fiscal year ended January 31, 2024, compared to the prior fiscal year, primarily due to overall increased costs from scaling our professional services organization, including increased headcount and amortization of an acquired developed technology intangible asset as a result of the Mountain business combination. However, we do not believe the year-over-year changes in professional services and other gross margins are meaningful given that our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Fiscal Year Ended January 31,
	2024	2023	% Change

	(dollars in thousands)
Sales and marketing	$1,391,747	$1,106,507	26%
Percentage of revenue	50%	54%
Headcount (at period end)	3,008	2,738

Sales and marketing expenses increased $285.2 million for the fiscal year ended January 31, 2024, compared to the prior fiscal year, primarily due to an increase of $206.2 million in personnel-related costs (excluding commission expenses) and allocated overhead costs, as a result of increased headcount, stock-based compensation, and overall costs to support the growth in our business. The increase in personnel-related costs included a $52.8 million increase in stock-based compensation for the fiscal year ended January 31, 2024, compared to the prior fiscal year, primarily related to additional equity awards granted to existing and new employees, partially offset by a decrease in stock-based compensation related to RSUs granted prior to our IPO that is recognized using an accelerated attribution method. See Note 11, “Equity,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Expenses associated with sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions, increased $46.1 million for the fiscal year ended January 31, 2024, compared to the prior fiscal year, primarily due to increases in customers’ consumption of our platform. In addition, advertising costs and other expenses associated with our sales, marketing and business development programs increased $19.2 million for the fiscal year ended January 31, 2024, compared to the prior fiscal year. The remaining increase in sales and marketing expenses for the fiscal year ended January 31, 2024 was primarily attributable to a $12.4 million increase in travel-related expenses.

Research and Development

	Fiscal Year Ended January 31,
	2024	2023	% Change

	(dollars in thousands)
Research and development	$1,287,949	$788,058	63%
Percentage of revenue	46%	38%
Headcount (at period end)	2,002	1,378

Research and development expenses increased $499.9 million for the fiscal year ended January 31, 2024, compared to the prior fiscal year, primarily due to an increase of $423.3 million in personnel-related costs and allocated overhead costs, as a result of increased stock-based compensation, headcount, and overall costs to support the growth in our business. The increase in personnel-related costs included a $237.4 million increase in stock-based compensation, primarily related to additional equity awards granted to new and existing employees, partially offset by a decrease in stock-based compensation related to RSUs granted prior to our IPO that is recognized using an accelerated attribution method. See Note 11, “Equity,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. Third-party cloud infrastructure expenses incurred in developing our platform also increased $42.4 million for the fiscal year ended January 31, 2024, compared to the prior fiscal year.

The remaining increase in research and development expenses for the fiscal year ended January 31, 2024 was primarily driven by (i) impairment charges of $7.1 million, recognized during the fiscal year ended January 31, 2024, related to our capitalized internal-use software development costs previously included in construction in progress that were no longer probable of being completed, and, to a lesser extent, (ii) increased costs associated with software and subscription services dedicated for use by our research and development organization, and (iii) increased amortization of developed technology intangible assets acquired from business combinations.

General and Administrative

	Fiscal Year Ended January 31,
	2024	2023	% Change

	(dollars in thousands)
General and administrative	$323,008	$295,821	9%
Percentage of revenue	11%	14%
Headcount (at period end)	1,055	907

General and administrative expenses increased $27.2 million for the fiscal year ended January 31, 2024, compared to the prior fiscal year, primarily due to an increase of $20.0 million in personnel-related costs and allocated overhead costs, as a result of increased headcount and overall costs to support the growth in our business. Costs associated with outside services also increased $5.6 million due to increased legal fees, accounting and other professional service fees related to the normal course of operations.

Interest Income

	Fiscal Year Ended January 31,
	2024	2023	% Change

	(dollars in thousands)
Interest income	$200,663	$73,839	172%

Interest income increased $126.8 million for the fiscal year ended January 31, 2024, compared to the prior fiscal year, primarily due to higher yields on our investments in available-for-sale marketable debt securities as a result of increased interest rates.

Other Income (Expense), Net

	Fiscal Year Ended January 31,
	2024	2023	% Change

	(dollars in thousands)
Net unrealized gains (losses) on strategic investments in non-marketable equity securities:
Upward adjustments	$—	$4,125	NM
Impairments	(3,101)	(38,036)	(92%)
Net unrealized gains (losses) on strategic investments in marketable equity securities	15,197	(12,524)	(221%)
Realized gains on strategic investments in non-marketable equity securities	34,713	—	NM
Other	(1,922)	(1,130)	70%
Other income (expense), net	$44,887	$(47,565)	(194%)
NM - Not meaningful.

Other income (expense), net increased $92.5 million for the fiscal year ended January 31, 2024, compared to the prior fiscal year, primarily due to (i) a decrease in impairments recorded on our strategic investments in non-marketable equity securities, (ii) a remeasurement gain recognized on a previously held equity interest as a result of a business combination completed during the fiscal year ended January 31, 2024, and (iii) changes in net unrealized gains or losses on our strategic investments in marketable equity securities. See Note 5, “Fair Value Measurements,” and Note 7, “Business Combinations,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Benefit from Income Taxes

	Fiscal Year Ended January 31,
	2024	2023	% Change

	(dollars in thousands)
Loss before income taxes	$(849,223)	$(815,993)	4%
Benefit from income taxes	(11,233)	(18,467)	(39%)
Effective tax rate	1.3%	2.3%

Our benefit from income taxes decreased $7.2 million for the fiscal year ended January 31, 2024, compared to the prior fiscal year, primarily due to a $7.7 million decrease in partial releases of valuation allowances as a result of the business combinations completed during the periods.

We maintain a full valuation allowance on our U.S. and U.K. deferred tax assets, and the significant components of our recorded tax expense are current cash taxes in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions, and availability of net operating losses and tax credits. Our effective tax rate might fluctuate significantly and could be adversely affected to the extent earnings are lower than forecasted in countries that have lower statutory rates and higher than forecasted in countries that have higher statutory rates

Liquidity and Capital Resources
As of January 31, 2024, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $4.8 billion. Our investments primarily consist of U.S. government and agency securities, corporate notes and bonds, money market funds, commercial paper, certificates of deposit, and time deposits.

As of January 31, 2024, our RPO was $5.2 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, but that are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

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

As of January 31, 2024, our material cash requirements from known contractual obligations and commitments related primarily to (i) third-party cloud infrastructure agreements, (ii) operating leases for office facilities, and (iii) subscription arrangements used to facilitate our operations at the enterprise level. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. For more information regarding our contractual obligations and commitments as of January 31, 2024, see Note 10, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our long-term purchase commitments may be satisfied earlier than the payment periods presented as we continue to grow and scale our business.

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The program is funded using our working capital and will expire in March 2025. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. During the fiscal year ended January 31, 2024, we repurchased 4.0 million shares of our outstanding common stock for an aggregate purchase price of $591.7 million, including transaction costs, at a weighted-average price of $147.50 per share. All repurchases were made in open market transactions (including via pre-set trading plans). As of January 31, 2024, $1.4 billion remained available for future repurchases under the stock repurchase program. See Note 11, “Equity,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

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

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022

Net cash provided by operating activities	$848,122	$545,639	$110,179
Net cash provided by (used in) investing activities	$832,258	$(597,885)	$(20,800)
Net cash provided by (used in) financing activities	$(854,103)	$(92,624)	$178,198

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (iii) amortization of deferred commissions, (iv) net amortization (accretion) of premiums (discounts) on investments, (v) amortization of operating lease right-of-use assets, (vi) net unrealized gains or losses on strategic investments in equity securities, and (vii) deferred income tax benefit or expense, and changes in operating assets and liabilities during each period.

For the fiscal year ended January 31, 2024, net cash provided by operating activities was $848.1 million, primarily consisting of our net loss of $838.0 million, adjusted for non-cash charges of $1.3 billion, and net cash inflows of $390.7 million provided by changes in our operating assets and liabilities, net of the effects of business combinations. The main drivers of the changes in operating assets and liabilities during the fiscal year ended January 31, 2024 were (i) a $528.0 million increase in deferred revenue due to invoicing for prepaid capacity agreements outpacing revenue recognition, (ii) a $171.0 million increase in accrued expenses and other liabilities primarily due to increased headcount, growth in our business and the timing of accruals and payments, and (iii) a $59.8 million decrease in prepaid expenses and other assets primarily driven by a decrease in prepaid third-party cloud infrastructure expenses, partially offset by (a) a $212.1 million increase in accounts receivable primarily due to growth in our business, (b) a $134.8 million increase in deferred commissions earned upon the origination of customer contracts, and (c) a $40.5 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

For the fiscal year ended January 31, 2023, net cash provided by operating activities was $545.6 million, primarily consisting of our net loss of $797.5 million, adjusted for non-cash charges of $1.1 billion, and net cash inflows of $289.5 million provided by changes in our operating assets and liabilities, net of the effects of business combinations.

Net cash provided by operating activities increased $302.5 million for the fiscal year ended January 31, 2024, compared to the fiscal year ended January 31, 2023, primarily due to an increase of $751.1 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect to continue to generate positive net cash flows from operating activities for the fiscal year ending January 31, 2025.

Investing Activities

Net cash provided by investing activities for the fiscal year ended January 31, 2024 was $832.3 million, primarily driven by proceeds of $1.2 billion from net sales, maturities and redemptions of investments, partially offset by an aggregate of $275.7 million in cash paid for the Neeva, Mountain, LeapYear and other business combinations, net of cash, cash equivalents, and restricted cash acquired, and, to a lesser extent, purchases of property and equipment to support our office facilities, capitalized internal-use software development costs, and purchases of intangible assets.

Net cash used in investing activities for the fiscal year ended January 31, 2023 was $597.9 million, primarily as a result of an aggregate of $362.6 million in cash paid for Streamlit, Applica and other business combinations, net of cash and cash equivalents acquired, $185.4 million in net purchases of investments, and, to a lesser extent, purchases of property and equipment to support our office facilities and capitalized internal-use software development costs.

Financing Activities

Net cash used in financing activities for the fiscal year ended January 31, 2024 was $854.1 million, primarily as a result of $591.7 million in repurchases of our common stock under our authorized stock repurchase program and $380.8 million in taxes paid related to net share settlement of equity awards, partially offset by proceeds of $118.4 million from the issuance of equity securities under our equity incentive plans.

Net cash used in financing activities for the fiscal year ended January 31, 2023 was $92.6 million, primarily as a result of taxes paid related to net share settlement of equity awards of $184.6 million, partially offset by proceeds of $80.8 million from the issuance of equity securities under our equity incentive plans, and capital contributions of $13.0 million from noncontrolling interest holders.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

As of January 31, 2024, we had $4.8 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including U.S. government and agency securities, corporate notes and bonds, money market funds, commercial paper, certificates of deposit, and time deposits. In addition, we had $18.2 million of restricted cash primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term and long-term investments are held for working capital, capital expenditure, and general corporate purposes, including repurchases of our common stock under our stock repurchase program as well as acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or increase of $17.6 million in the market value of our cash equivalents, and short-term and long-term investments as of January 31, 2024.

As of January 31, 2023, we had $5.1 billion of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $26.0 million or an increase of $25.9 million, respectively, in the market value.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our foreign subsidiaries is primarily the U.S. dollar. The majority of our sales are currently denominated in U.S. dollars, although we also have sales in Euros and, to a lesser extent, in British pounds, Australian dollars, and Brazilian reals. Therefore our revenue is not currently subject to significant foreign currency risk, but that will likely change in the future as we increase sales in these international currencies and enable sales in additional currencies. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, and to a lesser extent, in Europe, the Asia-Pacific region, and Canada. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured to the functional currency at period-end exchange rates. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

In order to manage our exposure to certain foreign currency exchange risks, during the fiscal year ended January 31, 2024, we entered into foreign currency forward contracts to hedge primarily a portion of our net outstanding monetary assets and liabilities positions and certain intercompany balances denominated in currencies other than the U.S. dollar. We also entered into foreign currency forward contracts, which we designate as cash flow hedges, to manage the volatility in cash flows associated with certain forecasted capital expenditures and a portion of our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. All of our foreign currency forward contracts mature within twelve months. These forward contracts reduced, but did not entirely eliminate, the impact of adverse currency exchange rate movements. We did not enter into these forward contracts for trading or speculative purposes.

A hypothetical 10% increase or decrease in foreign currency exchange rates would have resulted in a theoretical increase or decrease in operating loss of approximately $25 million and $32 million for the fiscal years ended January 31, 2024 and 2023, respectively. This sensitivity analysis assumes that all foreign currencies move in the same direction at the same time in the absence of hedging activities. In addition, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have had a material impact on our operating results for the fiscal year ended January 31, 2022.

Other Market Risk

Our strategic investments consist primarily of (i) non-marketable equity securities recorded at cost minus impairment, if any, and adjusted for observable transactions for the same or similar investments of the same issuer (referred to as the Measurement Alternative), and (ii) marketable equity securities. These strategic investments are subject to a wide variety of market-related risks, including volatility in the public and private markets, that could substantially reduce or increase the carrying value of our investments, causing our financial results to fluctuate. Strategic investments are subject to periodic impairment analyses, which involves an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, and the rate at which the investee is using its cash.

The following table presents our strategic investments by type (in thousands):

	January 31, 2024	January 31, 2023

Equity securities:
Non-marketable equity securities under Measurement Alternative	$190,238	$174,248
Non-marketable equity securities under equity method	5,307	5,066
Marketable equity securities	37,320	22,122
Debt securities:
Non-marketable debt securities	1,500	1,500
Total strategic investments—included in other assets	$234,365	$202,936

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Snowflake Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Snowflake Inc. and its subsidiaries (the “Company”) as of January 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended January 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Capacity Arrangements

As described in Note 2 to the consolidated financial statements, the Company delivers its platform over the internet as a service. The Company’s customers consume the platform typically under capacity arrangements, in which customers commit to a certain amount of consumption at specified prices. Management recognizes revenue as customers consume compute, storage, and data transfer resources. The Company’s total revenue for the year ended January 31, 2024 was $2.8 billion, of which a significant portion is recognized under capacity arrangements.

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
March 26, 2024

We have served as the Company’s auditor since 2019.

SNOWFLAKE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31, 2024	January 31, 2023

Assets
Current assets:
Cash and cash equivalents	$1,762,749	$939,902
Short-term investments	2,083,499	3,067,966
Accounts receivable, net	926,902	715,821
Deferred commissions, current	86,096	67,901
Prepaid expenses and other current assets	180,018	193,100
Total current assets	5,039,264	4,984,690
Long-term investments	916,307	1,073,023
Property and equipment, net	247,464	160,823
Operating lease right-of-use assets	252,128	231,266
Goodwill	975,906	657,370
Intangible assets, net	331,411	186,013
Deferred commissions, non-current	187,093	145,286
Other assets	273,810	283,851
Total assets	$8,223,383	$7,722,322
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,721	$23,672
Accrued expenses and other current liabilities	446,860	269,069
Operating lease liabilities, current	33,944	27,301
Deferred revenue, current	2,198,705	1,673,475
Total current liabilities	2,731,230	1,993,517
Operating lease liabilities, non-current	254,037	224,357
Deferred revenue, non-current	14,402	11,463
Other liabilities	33,120	24,370
Total liabilities	3,032,789	2,253,707
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of each January 31, 2024 and 2023	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized, 334,453 and 323,305 shares issued and outstanding as of January 31, 2024 and 2023, respectively (excluding 200 shares and zero shares of treasury stock held by a wholly-owned subsidiary as of January 31, 2024 and 2023, respectively(1)); 185,461 Class B shares authorized, zero shares issued and outstanding as of each January 31, 2024 and 2023	34	32
Treasury stock, at cost; 492 shares and zero shares held as of January 31, 2024 and 2023, respectively	(67,140)	—
Additional paid-in capital	9,331,238	8,210,750
Accumulated other comprehensive loss	(8,220)	(38,272)
Accumulated deficit	(4,075,604)	(2,716,074)
Total Snowflake Inc. stockholders’ equity	5,180,308	5,456,436
Noncontrolling interest	10,286	12,179
Total stockholders’ equity	5,190,594	5,468,615
Total liabilities and stockholders’ equity	$8,223,383	$7,722,322
________________
(1)    In connection with a business combination completed on December 20, 2023, the Company issued approximately 0.2 million shares of its Class A common stock to one of its wholly-owned subsidiaries, in exchange for a noncontrolling equity interest in the acquired company that was held by the subsidiary prior to this business combination. These shares are treated as treasury stock for accounting purposes. See Note 7, “Business Combinations,” for further details.

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2024	2023	2022

Revenue	$2,806,489	$2,065,659	$1,219,327
Cost of revenue	898,558	717,540	458,433
Gross profit	1,907,931	1,348,119	760,894
Operating expenses:
Sales and marketing	1,391,747	1,106,507	743,965
Research and development	1,287,949	788,058	466,932
General and administrative	323,008	295,821	265,033
Total operating expenses	3,002,704	2,190,386	1,475,930
Operating loss	(1,094,773)	(842,267)	(715,036)
Interest income	200,663	73,839	9,129
Other income (expense), net	44,887	(47,565)	28,947
Loss before income taxes	(849,223)	(815,993)	(676,960)
Provision for (benefit from) income taxes	(11,233)	(18,467)	2,988
Net loss	(837,990)	(797,526)	(679,948)
Less: net loss attributable to noncontrolling interest	(1,893)	(821)	—
Net loss attributable to Snowflake Inc.	$(836,097)	$(796,705)	$(679,948)
Net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders—basic and diluted(1)	$(2.55)	$(2.50)	$(2.26)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders—basic and diluted(1)	328,001	318,730	300,273
________________
(1)    On March 1, 2021, all shares of the Company’s then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 11, “Equity,” for further details.

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended January 31,
	2024	2023	2022

Net loss	$(837,990)	$(797,526)	$(679,948)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1,367)	(918)
Net change in unrealized gains or losses on available-for-sale debt securities	30,760	(20,619)	(15,807)
Other	(708)	—	—
Total other comprehensive income (loss)	30,052	(21,986)	(16,725)
Comprehensive loss	(807,938)	(819,512)	(696,673)
Less: comprehensive loss attributable to noncontrolling interest	(1,893)	(821)	—
Comprehensive loss attributable to Snowflake Inc.	$(806,045)	$(818,691)	$(696,673)

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	Class A and Class B Common Stock(1)		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—January 31, 2021	287,918	$28	—	$—	$6,175,425	$439	$(1,239,421)	$4,936,471	$—	$4,936,471
Issuance of common stock upon exercise of stock options	20,903	3	—	—	126,998	—	—	127,001	—	127,001
Issuance of common stock under employee stock purchase plan	370	—	—	—	52,227	—	—	52,227	—	52,227
Vesting of early exercised stock options	—	—	—	—	750	—	—	750	—	750
Vesting of restricted stock units	3,186	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	629,269	—	—	629,269	—	629,269
Other comprehensive loss	—	—	—	—	—	(16,725)	—	(16,725)	—	(16,725)
Net loss	—	—	—	—	—	—	(679,948)	(679,948)	—	(679,948)
BALANCE—January 31, 2022	312,377	31	—	—	6,984,669	(16,286)	(1,919,369)	5,049,045	—	5,049,045
Issuance of common stock upon exercise of stock options	6,118	1	—	—	39,742	—	—	39,743	—	39,743
Issuance of common stock under employee stock purchase plan	286	—	—	—	40,931	—	—	40,931	—	40,931
Issuance of common stock in connection with a business combination	1,916	—	—	—	438,916	—	—	438,916	—	438,916
Issuance of common stock in connection with a business combination subject to future vesting	409	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	244	—	—	244	—	244
Vesting of restricted stock units	3,348	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(1,149)	—	—	—	(184,702)	—	—	(184,702)	—	(184,702)
Stock-based compensation	—	—	—	—	890,950	—	—	890,950	—	890,950
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	13,000	13,000
Other comprehensive loss	—	—	—	—	—	(21,986)	—	(21,986)	—	(21,986)
Net loss	—	—	—	—	—	—	(796,705)	(796,705)	(821)	(797,526)
BALANCE—January 31, 2023	323,305	32	—	—	8,210,750	(38,272)	(2,716,074)	5,456,436	12,179	5,468,615
Issuance of common stock upon exercise of stock options	8,355	1	—	—	57,162	—	—	57,163	—	57,163
Issuance of common stock under employee stock purchase plan	516	—	—	—	61,234	—	—	61,234	—	61,234
Issuance of common stock in connection with a business combination (excluding 200 shares issued to a wholly-owned subsidiary(2))	896	—	—	—	174,284	—	—	174,284	—	174,284
Issuance of common stock in connection with a business combination subject to future vesting	385	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	163	—	—	163	—	163
Vesting of restricted stock units	6,804	1	—	—	(1)	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(2,296)	—	—	—	(387,596)	—	—	(387,596)	—	(387,596)
Repurchases of common stock as treasury stock	—	—	(500)	(68,299)	—	—	—	(68,299)	—	(68,299)
Repurchases and retirement of common stock	(3,512)	—	—	—	—	—	(523,433)	(523,433)	—	(523,433)
Reissuance of treasury stock upon settlement of equity awards	—	—	8	1,159	(1,132)	—	—	27	—	27
Stock-based compensation	—	—	—	—	1,216,374	—	—	1,216,374	—	1,216,374
Other comprehensive income	—	—	—	—	—	30,052	—	30,052	—	30,052
Net loss	—	—	—	—	—	—	(836,097)	(836,097)	(1,893)	(837,990)
BALANCE—January 31, 2024	334,453	$34	(492)	$(67,140)	$9,331,238	$(8,220)	$(4,075,604)	$5,180,308	$10,286	$5,190,594
________________
(1)On March 1, 2021, all shares of the Company’s then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 11, “Equity,” for further details.
(2)In connection with a business combination completed on December 20, 2023, the Company issued approximately 0.2 million shares of its Class A common stock to one of its wholly-owned subsidiaries, in exchange for a noncontrolling equity interest in the acquired company that was held by the subsidiary prior to this business combination. These shares are treated as treasury stock for accounting purposes. See Note 7, “Business Combinations,” for further details.
See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2024	2023	2022

Cash flows from operating activities:
Net loss	$(837,990)	$(797,526)	$(679,948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	119,903	63,535	21,498
Non-cash operating lease costs	52,892	46,240	35,553
Amortization of deferred commissions	74,787	57,445	37,876
Stock-based compensation, net of amounts capitalized	1,168,015	861,533	605,095
Net amortization (accretion) of premiums (discounts) on investments	(61,525)	3,497	48,002
Net realized and unrealized losses (gains) on strategic investments in equity securities	(46,809)	46,435	(27,621)
Deferred income tax	(26,762)	(26,664)	(717)
Other	14,895	1,618	2,014
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(212,083)	(166,965)	(251,652)
Deferred commissions	(134,787)	(95,107)	(95,877)
Prepaid expenses and other assets	59,795	(2,904)	(159,159)
Accounts payable	19,212	8,024	7,371
Accrued expenses and other liabilities	171,048	74,519	79,772
Operating lease liabilities	(40,498)	(42,342)	(38,249)
Deferred revenue	528,029	514,301	526,221
Net cash provided by operating activities	848,122	545,639	110,179
Cash flows from investing activities:
Purchases of property and equipment	(35,086)	(25,128)	(16,221)
Capitalized internal-use software development costs	(34,133)	(24,012)	(12,772)
Cash paid for business combinations, net of cash, cash equivalents, and restricted cash acquired	(275,706)	(362,609)	—
Purchases of intangible assets	(28,744)	(700)	(24,334)
Purchases of investments	(2,476,206)	(3,901,321)	(4,250,338)
Sales of investments	11,266	58,813	440,069
Maturities and redemptions of investments	3,670,867	3,657,072	3,842,796
Net cash provided by (used in) investing activities	832,258	(597,885)	(20,800)
Cash flows from financing activities:
Proceeds from exercise of stock options	57,194	39,893	127,036
Proceeds from issuance of common stock under employee stock purchase plan	61,234	40,931	52,227
Taxes paid related to net share settlement of equity awards	(380,799)	(184,648)	—
Repurchases of common stock	(591,732)	—	—
Capital contributions from noncontrolling interest holders	—	13,000	—

	Fiscal Year Ended January 31,
	2024	2023	2022

Payments of deferred purchase consideration for business combinations	—	(1,800)	(1,065)
Net cash provided by (used in) financing activities	(854,103)	(92,624)	178,198
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,031)	(933)	(236)
Net increase (decrease) in cash, cash equivalents, and restricted cash	824,246	(145,803)	267,341
Cash, cash equivalents, and restricted cash—beginning of period	956,731	1,102,534	835,193
Cash, cash equivalents, and restricted cash—end of period	$1,780,977	$956,731	$1,102,534
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$12,452	$6,550	$1,482
Supplemental disclosures of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$17,463	$6,317	$5,115
Stock-based compensation included in capitalized software development costs	$48,181	$28,467	$23,620
Issuance of common stock in connection with business combinations	$174,284	$438,916	$—
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other current liabilities	$6,850	$53	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,762,749	$939,902	$1,085,729
Restricted cash—included in other assets and prepaid expenses and other current assets	18,228	16,829	16,805
Total cash, cash equivalents, and restricted cash	$1,780,977	$956,731	$1,102,534
See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Snowflake Inc. (Snowflake or the Company) provides a cloud-based data platform, which enables customers to consolidate data into a single source of truth to drive meaningful insights, apply AI to solve business problems, build data applications, and share data and data products. The Company provides its platform through a customer-centric, consumption-based business model, only charging customers for the resources they use. Through its platform, the Company delivers the Data Cloud, a network where Snowflake customers, partners, developers, data providers, and data consumers can break down data silos and derive value from rapidly growing data sets in secure, governed, and compliant ways. Snowflake was incorporated in the state of Delaware on July 23, 2012.

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

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	January 31, 2024	January 31, 2023

United States	$379,664	$329,275
Other(1)	119,928	62,814
Total	$499,592	$392,089
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of January 31, 2024 and 2023.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, investments in marketable securities, restricted cash, accounts receivable, and foreign currency forward contracts. The Company maintains its cash, cash equivalents, investments in marketable securities, restricted cash and foreign currency forward contracts with high-quality financial institutions that have investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers up to the amounts recorded on the consolidated balance sheets. The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers’ financial conditions. The Company generally does not require collateral from its customers. For information regarding the Company’s significant customers, see Note 3, “Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations.”

Foreign Currency

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is primarily the U.S. dollar.

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

The Company delivers its platform over the internet as a service. Customers choose to consume the platform under either capacity arrangements, in which customers commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which the Company charges for use of the platform monthly in arrears. Under capacity arrangements, from which a majority of revenue is derived, the Company typically bills its customers annually in advance of their consumption. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented approximately 3%, 2%, and 3% of the Company’s revenue for the fiscal years ended January 31, 2024, 2023, and 2022, respectively. The Company recognizes revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. Deployment fees are recognized ratably over the contract term.

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

The Company’s revenue also includes professional services and other revenue, which consists primarily of consulting, technical solution services, and training related to the platform. Professional services revenue is recognized over time based on input measures, including time and materials costs incurred relative to total costs, with consideration given to output measures, such as contract deliverables, when applicable. Other revenue consists primarily of fees from customer training delivered on-site or through publicly available classes.

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

2) Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The Company treats consumption of its platform for compute, storage, and data transfer resources as one single performance obligation because they are consumed by customers as a single, integrated offering. The Company does not make any one of these resources available for consumption without the others. Instead, each of compute, storage, and data transfer work together to drive consumption on the Company’s platform. The Company treats its virtual private deployments for customers, professional services, technical solution services, and training each as a separate and distinct performance obligation. Some customers have negotiated an option to purchase additional capacity at a stated discount. These options generally do not provide a material right as they are priced at the Company’s SSP, as described below, as the stated discounts are not incremental to the range of discounts typically given.

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

Cost of Revenue

Cost of revenue consists primarily of (i) third-party cloud infrastructure expenses incurred in connection with the customers’ use of the Snowflake platform and the deployment and maintenance of the platform on public clouds, including different regional deployments, and (ii) personnel-related costs associated with the Company’s customer support team, engineering team that is responsible for maintaining the Company's service availability and security of its platform, and professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation. Cost of revenue also includes amortization of capitalized internal-use software development costs, amortization of acquired intangible assets, costs of contracted third-party partners for professional services, expenses associated with software and subscription services dedicated for use by the Company’s customer support team and engineering team responsible for maintaining the Company's service, and allocated overhead.

Research and Development Costs

Research and development costs are expensed as incurred, unless they qualify as capitalized internal-use software development costs. Research and development expenses consist primarily of personnel-related expenses associated with the Company’s research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred in developing the Company’s platform, amortization of acquired intangible assets, software and subscription services dedicated for use by the Company’s research and development organization, and allocated overhead.

Advertising Costs

Advertising costs, excluding expenses associated with the Company’s user conferences, are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. These costs were $85.3 million, $68.2 million, and $57.5 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively.

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

Stock-Based Compensation

The Company’s equity awards include stock options, restricted stock unit awards (RSUs), restricted common stock granted to employees, non-employee directors, and other service providers, and stock purchase rights granted under the Employee Stock Purchase Plan (ESPP Rights) to employees. Equity awards are reviewed in determining whether such awards are equity-classified or liability-classified.

Stock-based compensation related to equity-classified awards is measured based on the estimated fair value of the awards on the date of grant and generally recognized on a straight-line basis over the requisite service period. The fair value of each stock option granted and ESPP Rights is estimated using the Black-Scholes option-pricing model. The determination of the grant-date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over an expected term, actual and projected employee stock option exercise behaviors, the risk-free interest rate for an expected term, and expected dividends. The fair value of each RSU is based on the fair value of the Company’s common stock on the date of grant. For equity-classified awards with both service-based and performance-based vesting conditions, the stock-based compensation is recognized using an accelerated attribution method over the requisite service period, based on the Company’s periodic assessment of the probability that the performance condition will be achieved.

Certain RSUs with both service-based and performance-based vesting conditions are liability-classified, as the monetary value of the obligation under each potential outcome of the performance condition is predominantly based on a fixed monetary amount known at inception and will be settled in a variable number of the Company’s common stock. The fair value of these awards is estimated using the Monte Carlo simulation model, which requires the use of various assumptions, including the expected stock price volatility and risk-free interest rate. These awards are subsequently remeasured to the fair value at each reporting date until the number of these awards eligible to vest is fixed, at which time these awards will be reclassified to equity. Stock-based compensation associated with these awards is recognized based on the probable outcome of the performance condition, using an accelerated attribution method over the requisite service period, with a cumulative catch-up adjustment recognized for changes in the fair value estimated at each reporting date.

If an award contains a provision whereby vesting is accelerated upon a change in control, such a change in control is considered to be outside of the Company’s control and is not considered probable until it occurs. Forfeitures are accounted for in the period in which they occur.

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

Net Loss Per Share Attributable to Snowflake Inc. Class A and Class B Common Stockholders

As discussed in Note 11, “Equity,” on March 1, 2021, all shares of the Company’s then-outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock pursuant to the terms of the Company’s amended and restated certificate of incorporation.

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

Basic net loss per share attributable to Snowflake Inc. common stockholders is computed by dividing net loss attributable to Snowflake Inc. common stockholders by the weighted-average number of shares of Snowflake Inc. common stock outstanding during the period, which excludes treasury stock. Diluted net loss per share attributable to Snowflake Inc. common stockholders is computed by giving effect to all potentially dilutive Snowflake Inc. common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, RSUs, restricted common stock, ESPP Rights, and early exercised stock options are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. common stockholders as their effect is anti-dilutive for all periods presented.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge in the other income (expense), net in the consolidated statements of operations. Non-credit related unrealized losses and unrealized gains on available-for-sale debt securities are included in accumulated other comprehensive income (loss).

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

Fair Value of Financial Instruments

The Company’s primary financial instruments include cash equivalents, investments in marketable securities, strategic investments, restricted cash, accounts receivable, derivative assets and liabilities, accounts payable and accrued expenses. The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. See Note 5, “Fair Value Measurements,” for information regarding the fair value of the Company’s investments in marketable securities, strategic investments, and derivative assets and liabilities.

Derivative Financial Instruments

The Company’s derivative financial instruments, which are carried at fair value on the consolidated balance sheets, consist of foreign currency forward contracts as described below:

Non-Designated Hedges—The Company utilizes foreign currency forward contracts to manage its exposure to certain foreign currency exchange risks primarily associated with (i) a portion of its net outstanding monetary assets and liabilities positions and (ii) certain intercompany balances denominated in currencies other than the U.S. dollar. These foreign currency forward contracts have maturities of twelve months or less and are not designated as hedging instruments (Non-Designated Hedges). As such, all changes in the fair value of these derivative instruments are recorded in other income (expense), net on the consolidated statements of operations, and are intended to offset the foreign currency transaction gains or losses associated with the underlying balances being hedged. Cash flows at settlement of such foreign currency forward contracts are classified as operating activities in the consolidated statement of cash flows.

Cash Flow Hedge—During the fiscal year ended January 31, 2024, the Company began utilizing foreign currency forward contracts to manage the volatility in cash flows associated with (i) certain forecasted capital expenditures and (ii) a portion of its forecasted operating expenses denominated in certain currencies other than the U.S. dollar. These foreign currency forward contracts have a maturity of twelve months or less and are designated and qualify as cash flow hedges, and, in general, closely match the underlying hedged forecasted transactions in duration. The effectiveness of the cash flow hedges is assessed quantitatively using regression at inception and at each reporting date. The effective portion of these foreign currency forward contracts’ gains and losses resulting from changes in fair value is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets, and subsequently reclassified into the same line items on the Company’s consolidated statements of operations as the underlying hedged forecasted transactions in the same period that such transactions affect earnings. In the event the underlying forecasted transactions do not occur, or it becomes probable that they will not occur within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified immediately from accumulated other comprehensive income (loss) to net income (loss) in the Company’s consolidated financial statements. Cash flows from such foreign currency forward contracts are classified in the same category on the Company’s consolidated statements of cash flows as the cash flows from the underlying hedged forecasted transactions.

These derivative financial instruments did not have a material impact on the Company’s consolidated financial statements for any period presented.

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

Capitalized Internal-Use Software Development Costs

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

Capitalized costs are included in property and equipment, net on the consolidated balance sheets. These costs are amortized over the estimated useful life of the software, which is three years, on a straight-line basis. Cost and accumulated amortization of fully amortized capitalized internal-use software development costs are removed from the consolidated balance sheets when the related software is no longer in use. The amortization of capitalized costs related to the Company’s platform applications is primarily included in cost of revenue in the consolidated statements of operations.

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, ranging from generally three to seven years. Leasehold improvements are amortized over the shorter of estimated useful life or the remaining lease term. Expenses that improve an asset or extend its remaining useful life are capitalized. Costs of maintenance or repairs that do not extend the lives of the respective assets are charged to expenses as incurred. Cost and accumulated depreciation and amortization of fully depreciated property and equipment are removed from the consolidated balance sheets when they are no longer in use.

Deferred Commissions

The Company capitalizes incremental costs of obtaining a contract with a customer if such costs are recoverable. Such costs consist primarily of (i) sales commissions tied to new customer or customer expansion contracts earned by the Company’s sales force and the associated payroll taxes and fringe benefits, and (ii) certain referral fees earned by third parties. These costs are capitalized and then amortized over a period of benefit that is determined to be five years. The Company determined the period of benefit by taking into consideration the length of terms in its customer contracts, life of the technology, and other factors. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred commissions, current, and the remaining portion is recorded as deferred commissions, non-current, on the consolidated balance sheets. Amortization expense is included in sales and marketing expenses in the consolidated statements of operations. A portion of the sales commissions paid to the sales force is earned based on the level of the customers’ consumption of the Company’s platform, and a portion of the commissions paid to the sales force is earned upon the origination of the customer contracts. Sales commissions tied to customers’ consumption are not considered incremental costs and are expensed in the same period as they are earned. Deferred commissions are periodically analyzed for impairment. There were no impairment losses relating to the deferred commissions for all periods presented.

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

Deferred Revenue

The Company records deferred revenue when the Company receives customer payments in advance of satisfying the performance obligations on the Company’s contracts. Capacity arrangements are generally billed and paid in advance of satisfaction of performance obligations, and the Company’s on-demand arrangements are billed in arrears generally on a monthly basis. Deferred revenue also includes amounts that have been invoiced but not yet collected, classified as accounts receivable, when the Company has an enforceable right to consideration for capacity arrangements. Deferred revenue relating to the Company’s capacity arrangements that have a contractual expiration date of less than 12 months are classified as current. For capacity arrangements that have a contractual expiration date of greater than 12 months, the Company apportions deferred revenue between current and non-current based upon an assumed ratable consumption of these capacity arrangements over the entire term of the arrangement, even though it does not recognize revenue ratably over the term of the contract as customers have flexibility in their consumption and revenue is generally recognized on consumption. In addition, in many cases, the Company’s customer contracts also permit customers to roll over any unused capacity to a subsequent order, generally on the purchase of additional capacity. As such, the current or non-current classification of deferred revenue may not reflect the actual timing of revenue recognition.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss, and an amount for other segment items by reportable segment and a description of its composition. This guidance also requires disclosures on the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources, and interim disclosures of reportable segment’s profit or loss and assets. This guidance is effective for the Company for its fiscal year beginning February 1, 2024 and interim periods within its fiscal year beginning February 1, 2025 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires annual disclosure on disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This guidance is effective for the Company for its fiscal year beginning February 1, 2025 on a prospective basis. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

Recent Securities and Exchange Commission (SEC) Final Rules Not Yet Adopted

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. These requirements are effective for the Company in various fiscal years, starting with its fiscal year beginning February 1, 2025. Disclosures will be required prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. The Company is currently evaluating the impact of these final rules on its consolidated financial statements and disclosures.

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations
Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022

Product revenue	$2,666,849	$1,938,783	$1,140,469
Professional services and other revenue	139,640	126,876	78,858
Total	$2,806,489	$2,065,659	$1,219,327

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022

Americas:
United States	$2,166,448	$1,633,843	$977,077
Other Americas(1)	72,784	46,577	26,324
EMEA(1)(2)	432,634	292,666	169,268
Asia-Pacific and Japan(1)	134,623	92,573	46,658
Total	$2,806,489	$2,065,659	$1,219,327
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East and Africa.

Accounts Receivable, Net

As of January 31, 2024 and 2023, allowance for credit losses of $2.5 million and $2.2 million, respectively, was included in the Company’s accounts receivable, net balance.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of January 31, 2024 and 2023, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the fiscal years ended January 31, 2024, 2023, and 2022.

Deferred Revenue

The Company recognized $1.4 billion, $974.3 million, and $535.8 million of revenue for the fiscal years ended January 31, 2024, 2023, and 2022, respectively, from the deferred revenue balances as of January 31, 2023, 2022, and 2021, respectively.

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

As of January 31, 2024, the Company’s RPO was $5.2 billion, of which the Company expects approximately 50% to be recognized as revenue in the twelve months ending January 31, 2025 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the consolidated balance sheets (in thousands):

	January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
U.S. government securities	$742,235	$1	$(2)	$742,234
Money market funds	533,211	—	—	533,211
Time deposits	56,263	—	—	56,263
Total cash equivalents	1,331,709	1	(2)	1,331,708
Investments:
Corporate notes and bonds	1,549,151	1,959	(3,394)	1,547,716
U.S. government and agency securities	877,496	574	(4,653)	873,417
Commercial paper	353,525	154	(131)	353,548
Certificates of deposit	224,869	271	(15)	225,125
Total investments	3,005,041	2,958	(8,193)	2,999,806
Total cash equivalents and investments	$4,336,750	$2,959	$(8,195)	$4,331,514

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds(1)	$520,138	$—	$—	$520,138
Commercial paper	9,305	—	(1)	9,304
Corporate notes and bonds	6,902	1	—	6,903
Certificates of deposit	3,045	—	(1)	3,044
Total cash equivalents(1)	539,390	1	(2)	539,389
Investments:
Corporate notes and bonds	2,124,454	2,096	(23,470)	2,103,080
Commercial paper	883,023	272	(1,947)	881,348
U.S. government and agency securities	715,949	107	(12,220)	703,836
Certificates of deposit	453,557	278	(1,110)	452,725
Total investments	4,176,983	2,753	(38,747)	4,140,989
Total cash equivalents and investments(1)	$4,716,373	$2,754	$(38,749)	$4,680,378
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

The Company included $24.2 million and $19.4 million of interest receivable in prepaid expenses and other current assets on the consolidated balance sheets as of January 31, 2024 and 2023, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of January 31, 2024 and 2023 because such potential losses were not material.

As of January 31, 2024, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, classified as short-term or long-term investments on the Company’s consolidated balance sheets, by remaining contractual maturity, is as follows (in thousands):

January 31, 2024
Estimated Fair Value

Due within 1 year	$2,083,499
Due in 1 year to 3 years	916,307
Total	$2,999,806

The following tables show the fair values of, and the gross unrealized losses on, the Company’s available-for-sale marketable debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position and aggregated by investment type, on the consolidated balance sheets (in thousands):

	January 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
U.S. government securities	$338,893	$(2)	$—	$—	$338,893	$(2)
Total cash equivalents	338,893	(2)	—	—	338,893	(2)
Investments:
Corporate notes and bonds	625,766	(1,259)	321,952	(2,135)	947,718	(3,394)
U.S. government and agency securities	525,408	(1,323)	191,863	(3,330)	717,271	(4,653)
Commercial paper	172,422	(131)	—	—	172,422	(131)
Certificates of deposit	71,813	(15)	—	—	71,813	(15)
Total investments	1,395,409	(2,728)	513,815	(5,465)	1,909,224	(8,193)
Total cash equivalents and investments	$1,734,302	$(2,730)	$513,815	$(5,465)	$2,248,117	$(8,195)

	January 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
Commercial paper	$9,304	$(1)	$—	$—	$9,304	$(1)
Certificates of deposit	3,044	(1)	—	—	3,044	$(1)
Total cash equivalents	12,348	(2)	—	—	12,348	(2)
Investments:
Corporate notes and bonds	899,655	(8,521)	736,431	(14,949)	1,636,086	(23,470)
U.S. government and agency securities	387,207	(3,157)	232,771	(9,063)	619,978	(12,220)
Commercial paper	561,793	(1,947)	—	—	561,793	(1,947)
Certificates of deposit	256,428	(1,110)	—	—	256,428	(1,110)
Total investments	2,105,083	(14,735)	969,202	(24,012)	3,074,285	(38,747)
Total cash equivalents and investments	$2,117,431	$(14,737)	$969,202	$(24,012)	$3,086,633	$(38,749)

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair values of these securities due to credit related factors was not material as of January 31, 2024 and 2023.

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

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of January 31, 2024 (in thousands):

	Level 1	Level 2	Total

Assets:
Cash equivalents:
U.S. government securities	$—	$742,234	$742,234
Money market funds	533,211	—	533,211
Time deposits	—	56,263	56,263
Short-term investments:
Corporate notes and bonds	—	939,727	939,727
U.S. government and agency securities	—	573,780	573,780
Commercial paper	—	353,548	353,548
Certificates of deposit	—	216,444	216,444
Long-term investments:
Corporate notes and bonds	—	607,989	607,989
U.S. government and agency securities	—	299,637	299,637
Certificates of deposit	—	8,681	8,681
Derivative assets:
Foreign currency forward contracts	—	60	60
Total assets	$533,211	$3,798,363	$4,331,574
Liabilities:
Derivative liabilities:
Foreign currency forward contracts	$—	$(745)	$(745)
Total liabilities	$—	$(745)	$(745)

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

The following table presents the Company’s strategic investments by type (in thousands):

	January 31, 2024	January 31, 2023

Equity securities:
Non-marketable equity securities under Measurement Alternative	$190,238	$174,248
Non-marketable equity securities under equity method	5,307	5,066
Marketable equity securities	37,320	22,122
Debt securities:
Non-marketable debt securities	1,500	1,500
Total strategic investments—included in other assets	$234,365	$202,936

The following table summarizes the realized and unrealized gains and losses included in the carrying value of the Company’s strategic investments in equity securities held as of January 31, 2024 (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022

Unrealized gains (losses) on non-marketable equity securities under Measurement Alternative:
Upward adjustments	$—	$4,125	$32,975
Impairments	(3,101)	(38,036)	—
Net unrealized gains (losses) on marketable equity securities	15,197	(12,524)	(5,354)
Net unrealized gains (losses) on strategic investments in equity securities	12,096	(46,435)	27,621
Realized gains on non-marketable equity securities under Measurement Alternative(1)	34,713	—	—
Total—included in other income (expense), net	$46,809	$(46,435)	$27,621
________________
(1)Includes primarily a remeasurement gain of $34.0 million recognized on a previously held equity interest as a result of a business combination completed during the fiscal year ended January 31, 2024. See Note 7, “Business Combinations,” for further details.

The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative held by the Company as of January 31, 2024 were $37.1 million and $41.1 million, respectively.

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31, 2024	January 31, 2023

Leasehold improvements	$67,804	$59,872
Computers, equipment, and software	29,859	20,050
Furniture and fixtures	17,593	14,800
Capitalized internal-use software development costs	93,222	44,059
Construction in progress—capitalized internal-use software development costs	78,737	61,575
Construction in progress—other	34,890	7,313
Total property and equipment, gross	322,105	207,669
Less: accumulated depreciation and amortization(1)	(74,641)	(46,846)
Total property and equipment, net	$247,464	$160,823
________________
(1)Includes $30.0 million and $19.9 million of accumulated amortization related to capitalized internal-use software development costs as of January 31, 2024 and 2023, respectively.

Depreciation and amortization expense was $37.7 million, $24.7 million, and $13.7 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively. Included in these amounts was the amortization of capitalized internal-use software development costs of $19.0 million, $10.2 million, and $4.2 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively.

During the fiscal year ended January 31, 2024, the Company recognized impairment charges of $7.1 million related to its capitalized internal-use software development costs previously included in construction in-progress that were no longer probable of being completed. Such impairment charges were recorded as research and development expenses on the consolidated statements of operations. Impairment charges related to capitalized internal-use software development costs recognized during the fiscal years ended January 31, 2023 and 2022 were not material.

7. Business Combinations
Fiscal 2024

Samooha, Inc.

On December 20, 2023, the Company acquired all outstanding stock of Samooha, Inc. (Samooha), a privately-held company which developed data clean room technology that enabled multiple parties to securely collaborate on sensitive data. The Company acquired Samooha for its talent and developed technology. The Company has accounted for this transaction as a business combination.

Prior to this business combination, the Company, via one of its wholly-owned subsidiaries (the Investing Subsidiary), held a noncontrolling equity interest in Samooha, which was accounted for using the Measurement Alternative with a carrying amount of $4.8 million (the Previously Held Equity Interest). In connection with this business combination, the Company remeasured the Previously Held Equity Interest at the date of the acquisition and recognized a gain of $34.0 million, which was recorded in other income (expense), net on the Company’s consolidated statement of operations for the fiscal year ended January 31, 2024.

The acquisition date fair value of the preliminary purchase consideration was $219.0 million, which was comprised of the following (in thousands):

Estimated Fair Value

Cash	$5,761
Deferred cash consideration	231
Common stock(1)	174,225
Fair value of previously held equity interest(2)	38,818
Total	$219,035
________________
(1)Approximately 0.9 million shares of the Company’s Class A common stock, issued to selling stockholders that were not affiliated with the Company, were included in the purchase consideration, and the fair values of these shares were determined based on the closing market price of $194.28 per share on the acquisition date.
(2)In connection with this business combination, the Company issued approximately 0.2 million shares of its Class A common stock to the Investing Subsidiary in exchange for the Previously Held Equity Interest. The fair values of these shares were determined based on the closing market price of $194.28 per share on the acquisition date. These shares are treated as treasury stock for accounting purposes.

In connection with this business combination, the Company also issued to certain of Samooha’s employees a total of 0.4 million shares of the Company’s Class A common stock in exchange for a portion of their Samooha stock. These shares are subject to vesting agreements pursuant to which the shares will vest over four years, subject to each of these employees’ continued employment with the Company or its affiliates. The $74.8 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of four years. In addition, the Company agreed to grant under its 2020 Equity Incentive Plan certain RSUs that contain both post-combination service-based and performance-based vesting conditions to eligible existing or future employees. See Note 11, “Equity,” for further discussion.

The following table summarizes the preliminary allocation of purchase consideration to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$9,589
Goodwill	189,838
Developed technology intangible asset	25,000	5
Other net tangible liabilities	(345)
Deferred tax liabilities, net(1)	(5,047)
Total	$219,035
________________
(1)Deferred tax liabilities, net primarily relates to the intangible asset acquired and the amount presented is net of deferred tax assets.

The fair value of the developed technology intangible asset was estimated using the discounted cash flow method, which utilizes assumptions including projected future revenue generated from the acquired developed technology, projected profit margin, discount rate, and technology migration curve.

The excess of purchase consideration over the preliminary fair values of identifiable net assets acquired was recorded as goodwill, which is not deductible for income tax purposes. The Company believes the goodwill balance associated with this business combination represents the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings.

Neeva Inc.

During the three months ended July 31, 2023, the Company acquired all outstanding stock of Neeva Inc. and its equity investee (collectively, Neeva), for $185.4 million in cash. The Company acquired Neeva primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

The purchase consideration was preliminarily allocated to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. During the three months ended January 31, 2024, the Company recorded a measurement period adjustment which did not have a material impact on goodwill. The updated preliminary allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$43,968
Goodwill	63,138
Developed technology intangible assets	83,000	5
Other net tangible liabilities	(790)
Deferred tax liabilities, net(1)	(3,889)
Total	$185,427
________________
(1)Deferred tax liabilities, net primarily relates to the intangible asset acquired and the amount presented is net of deferred tax assets.

The fair values of the developed technology intangible assets were estimated using the replacement cost method, which utilizes assumptions for the cost to replace it, such as time and resources required, as well as a theoretical profit margin and opportunity cost.

The excess of purchase consideration over the preliminary fair values of identifiable net assets acquired was recorded as goodwill, which is not deductible for income tax purposes. The Company believes the goodwill balance associated with this business combination represents the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings.

Mountain US Corporation (formerly known as Mobilize.Net Corporation)

On February 10, 2023, the Company acquired all outstanding stock of Mountain US Corporation (formerly known as Mobilize.Net Corporation) (Mountain), a privately-held company which provided a suite of tools for efficiently migrating databases to the Data Cloud, for $76.3 million in cash. The Company acquired Mountain primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

The purchase consideration was preliminarily allocated to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. During the three months ended January 31, 2024, the Company recorded a measurement period adjustment which did not have a material impact on goodwill. The updated preliminary allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$11,594
Goodwill	46,426
Developed technology intangible asset	33,000	5
Other net tangible liabilities	(6,623)
Deferred tax liabilities, net(1)	(8,136)
Total	$76,261
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

The excess of purchase consideration over the preliminary fair values of identifiable net assets acquired was recorded as goodwill, which is not deductible for income tax purposes. The Company believes the goodwill balance associated with this business combination represents the synergies expected from strengthening enablement capabilities and the acceleration of legacy migrations to the Data Cloud, as well as expanding the Company’s professional services footprint.

LeapYear Technologies, Inc.

On February 10, 2023, the Company acquired all outstanding stock of LeapYear Technologies, Inc. (LeapYear), a privately-held company which provided a differential privacy platform, for $62.0 million in cash. The Company acquired LeapYear primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

The purchase consideration was preliminarily allocated to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. During the three months ended January 31, 2024, the Company recorded a measurement period adjustment which did not have a material impact on goodwill. The updated preliminary allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash, cash equivalents, and restricted cash	$3,563
Goodwill	9,029
Developed technology intangible asset	53,000	5
Other net tangible liabilities	(1,434)
Deferred tax liabilities, net(1)	(2,150)
Total	$62,008
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

The excess of purchase consideration over the preliminary fair values of identifiable net assets acquired was recorded as goodwill, which is not deductible for income tax purposes. The Company believes the goodwill balance associated with this business combination represents the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings.

Other Business Combination

During the fiscal year ended January 31, 2024, the Company acquired all outstanding stock of a privately-held company for $16.6 million in cash. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase consideration based on the estimated fair values, the Company recorded $1.6 million of cash acquired, $4.9 million as a developer community intangible asset (to be amortized over an estimated useful life of five years), and $10.1 million as goodwill, which is not deductible for income tax purposes.

The excess of purchase consideration over the fair values of net tangible and identifiable assets acquired was recorded as goodwill. The Company believes the goodwill balance associated with this business combination is primarily attributed to the assembled workforce and expected synergies arising from the acquisition.

Acquisition-related costs, recorded as general and administrative expenses, associated with each of the business combinations above were not material during the fiscal year ended January 31, 2024.

From the respective dates of acquisition through January 31, 2024, revenue attributable to each of the companies acquired in fiscal 2024, included in the Company’s consolidated statements of operations for the fiscal year ended January 31, 2024 was not material. It was impracticable to determine the effect on the Company’s net loss attributable to each of the companies acquired in fiscal 2024 as these operations have been integrated into the Company’s ongoing operations since the respective dates of acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of the Company, and both of Samooha and Neeva, as if each had been acquired as of February 1, 2022 (in thousands):

	Pro Forma
	Fiscal Year Ended January 31,
	2024	2023

	(unaudited)
Revenue	$2,806,739	$2,065,730
Net loss	$(932,308)	$(937,873)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of operations of Samooha and Neeva to reflect certain business combination effects, including the amortization of the acquired intangible asset, stock-based compensation, income tax impact, and acquisition-related costs incurred by the Company, Samooha, and Neeva as though these business combinations occurred as of February 1, 2022, the beginning of the Company’s fiscal 2023. The historical consolidated financial information in the unaudited pro forma table above has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to these business combinations, reasonably estimable, and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if these business combinations had taken place as of February 1, 2022.

Pro forma financial information has not been presented as the effects of each of the Mountain, LeapYear, and other fiscal 2024 business combinations were not material to the Company’s consolidated financial statements.

Fiscal 2023

Applica Sp. z.o.o.

On September 23, 2022, the Company acquired all outstanding stock of Applica Sp. z.o.o. (Applica), a privately-held company which provided an artificial intelligence platform for document understanding, for $174.7 million in cash. The Company acquired Applica primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

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

The excess of purchase consideration over the preliminary fair values of identifiable net assets acquired was recorded as goodwill, which is generally not deductible for income tax purposes. The Company believes the goodwill balance associated with this business combination represents the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings.

Acquisition-related costs of $3.4 million associated with this business combination were recorded as general and administrative expenses during the fiscal year ended January 31, 2023.

Streamlit, Inc.

On March 31, 2022, the Company acquired all outstanding stock of Streamlit, Inc. (Streamlit), a privately-held company which provided an open-source framework for creating and deploying data applications. The Company acquired Streamlit primarily for its talent and developer community. The Company has accounted for this transaction as a business combination. The acquisition date fair value of the purchase consideration was $650.8 million, which was comprised of the following (in thousands):

Estimated Fair Value

Cash	$211,839
Common stock(1)	438,916
Total	$650,755
________________
(1)Approximately 1.9 million shares of the Company’s Class A common stock were included in the purchase consideration and the fair values of these shares were determined based on the closing market price of $229.13 per share on the acquisition date.

In addition, in connection with this business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s Class A common stock in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of three years. See Note 11, “Equity,” for further discussion.

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

The excess of purchase consideration over the fair values of identifiable net assets acquired was recorded as goodwill, which is not deductible for income tax purposes. The Company believes the goodwill balance associated with this business combination represents the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings.

Acquisition-related costs of $1.9 million associated with this business combination were recorded as general and administrative expenses during the fiscal year ended January 31, 2023.

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

The excess of purchase consideration over the fair values of net tangible and identifiable assets acquired was recorded as goodwill. The Company believes the goodwill balance associated with this business combination is primarily attributed to the assembled workforce and expected synergies arising from the acquisition.

Acquisition-related costs, recorded as general and administrative expenses, associated with this business combination were not material for the fiscal year ended January 31, 2023.

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

8. Intangible Assets and Goodwill
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	January 31, 2024
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$243,596	$(47,919)	$195,677
Developer community	154,900	(55,442)	99,458
Assembled workforce	55,732	(22,945)	32,787
Patents	8,874	(6,211)	2,663
Total finite-lived intangible assets	$463,102	$(132,517)	$330,585
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$331,411

	January 31, 2023
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developer community	$150,000	$(25,206)	$124,794
Developed technology	48,332	(9,608)	38,724
Assembled workforce	28,252	(11,036)	17,216
Patents	8,874	(4,421)	4,453
Other	47	(47)	—
Total finite-lived intangible assets	$235,505	$(50,318)	$185,187
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$186,013

During the fiscal year ended January 31, 2024, in addition to the developed technology and developer community intangible assets acquired in connection with fiscal 2024 business combinations, the Company also acquired $27.5 million of intangible assets, primarily consisting of assembled workforce intangible assets with a useful life of four years. Intangible assets acquired during the fiscal year ended January 31, 2023 consisted primarily of developer community and developed technology intangible assets acquired in connection with fiscal 2023 business combinations. See Note 7, “Business Combinations,” for further details.

Amortization expense of intangible assets was $82.2 million, $38.8 million, and $7.8 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively.

As of January 31, 2024, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
2025	$94,777
2026	88,519
2027	84,366
2028	51,800
2029	11,123
Thereafter	—
Total	$330,585
Goodwill

Changes in goodwill were as follows (in thousands):

Amount

Balance—January 31, 2022	$8,449
Additions and related adjustments(1)	648,921
Balance—January 31, 2023	657,370
Additions and related adjustments(1)	318,536
Balance—January 31, 2024	$975,906
________________
(1)Includes measurement period adjustments related to the preliminary fair values of the assets acquired and liabilities assumed in business combinations. These adjustments did not have a material impact on goodwill. See Note 7, “Business Combinations,” for further details.

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2024	January 31, 2023

Accrued compensation	$205,056	$123,173
Accrued third-party cloud infrastructure expenses	48,571	35,093
Employee contributions under employee stock purchase plan	40,641	36,648
Liabilities associated with sales, marketing and business development programs	39,571	24,218
Accrued taxes	37,108	20,003
Employee payroll tax withheld on employee stock transactions	22,479	592
Accrued professional services	9,274	11,776
Accrued purchases of property and equipment	4,508	3,876
Other	39,652	13,690
Total accrued expenses and other current liabilities	$446,860	$269,069

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

The components of lease costs and other information related to leases were as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022

Operating lease costs	$52,892	$46,240	$35,745
Variable lease costs	11,667	7,906	6,029
Sublease income	(11,943)	(12,782)	(12,722)
Total lease costs	$52,616	$41,364	$29,052

Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022

Cash payments (receipts) included in the measurement of operating lease liabilities—operating cash flows	$40,498	$42,342	$38,249
Operating lease liabilities arising from obtaining right-of-use assets	$56,037	$72,158	$28,314

Weighted-average remaining lease term and discount rate for the Company’s operating leases were as follows:

	January 31, 2024	January 31, 2023

Weighted-average remaining lease term (years)	7.5	8.2
Weighted-average discount rate	6.1%	6.5%

The total remaining lease payments under non-cancelable operating leases and lease receipts for subleases as of January 31, 2024 were as follows (in thousands):

	Operating Leases	Subleases	Total
Fiscal Year Ending January 31,
2025	$46,530	$(7,709)	$38,821
2026	47,944	(5,774)	42,170
2027	46,651	(5,960)	40,691
2028	45,132	(6,153)	38,979
2029	43,001	(6,351)	36,650
Thereafter	136,207	(3,235)	132,972
Total lease payments (receipts)	$365,465	$(35,182)	$330,283
Less: imputed interest	(77,484)
Present value of operating lease liabilities	$287,981

Other Contractual Commitments
Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level.

Future minimum payments under the Company’s non-cancelable purchase commitments with a remaining term in excess of one year as of January 31, 2024 are presented in the table below (in thousands):

	Amount
Fiscal Year Ending January 31,
2025	$498,704
2026	528,063
2027	563,994
2028	656,162
2029	1,176,725	(1)(2)
Thereafter	—
Total	$3,423,648
________________
(1)Includes $929.5 million of remaining non-cancelable contractual commitments as of January 31, 2024 related to one of the Company’s third-party cloud infrastructure agreements, under which the Company committed to spend an aggregate of at least $1.0 billion between June 2023 and May 2028 with no minimum purchase commitment during any year. The Company is required to pay the difference if it fails to meet the minimum purchase commitment by May 2028 and such payment can be applied to qualifying expenditures for cloud infrastructure services for up to twelve months after May 2028.
(2)Also includes $247.2 million of remaining non-cancelable contractual commitments as of January 31, 2024 related to another one of the Company’s third-party cloud infrastructure agreements, under which the Company committed to spend an aggregate of at least $250.0 million between January 2024 and December 2028 with no minimum purchase commitment during any year. The Company is required to pay the difference if it fails to meet the minimum purchase commitment by December 2028.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the fiscal years ended January 31, 2024, 2023, and 2022.

Legal Matters—On March 23, 2021, a former employee filed a charge with the National Labor Relations Board (the NLRB) claiming that he was terminated in retaliation for engaging in concerted activity protected under the National Labor Relations Act. On September 15, 2023, following a hearing before a NLRB administrative law judge, the administrative law judge issued his ruling in favor of the former employee and ordered that he be awarded certain compensatory and other damages.

The Company is appealing the ruling to the Board of the NLRB. The Company believes it is reasonably possible that a loss could ultimately result from an unfavorable outcome and that an estimate of the potential range of loss is between zero and $25 million, plus interest. No material loss accrual was recorded in the Company’s consolidated balance sheet as of January 31, 2024, because management believes the likelihood of material loss resulting from this charge is not probable given the further appellate proceedings that are due to take place.

In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

Letters of Credit—As of January 31, 2024, the Company had a total of $18.2 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, non-employee directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the fiscal years ended January 31, 2024, 2023, and 2022, losses recorded in the consolidated statements of operations in connection with the indemnification provisions were not material.

11. Equity
Preferred Stock—In connection with the Initial Public Offering (IPO) in September 2020, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 200.0 million shares of undesignated preferred stock with a par value of $0.0001 per share and with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock and Elimination of Dual-Class Structure—The Company has two classes of common stock authorized: Class A common stock and Class B common stock. In connection with the IPO in September 2020, the Company’s amended and restated certificate of incorporation authorized the issuance of 2.5 billion shares of Class A common stock and 355.0 million shares of Class B common stock. On March 1, 2021, all 169.5 million shares of the Company's then-outstanding Class B common stock, par value $0.0001 per share, were automatically converted into the same number of shares of Class A common stock, par value $0.0001 per share, pursuant to the terms of the Company’s amended and restated certificate of incorporation. No additional shares of Class B common stock will be issued following such conversion.

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

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	January 31, 2024	January 31, 2023

2012 Equity Incentive Plan:
Options outstanding	26,767	35,212
Restricted stock units outstanding	789	2,521
2020 Equity Incentive Plan:
Options outstanding	602	642
Restricted stock units outstanding	20,168	13,039
Shares available for future grants	59,371	52,989
2020 Employee Stock Purchase Plan:
Shares available for future grants	13,764	11,046
Total shares of common stock reserved for future issuance	121,461	115,449

Stock Repurchase Program—In February 2023, the Company’s board of directors authorized a stock repurchase program of up to $2.0 billion of its outstanding common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The program is funded using the Company’s working capital and will expire in March 2025. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

The following table summarizes the stock repurchase activity under the Company’s stock repurchase program (in thousands, except per share data):

Fiscal Year Ended January 31, 2024

Number of shares repurchased	4,012
Weighted-average price per share(1)	$147.50
Aggregate purchase price(1)	$591,732
________________
(1)Includes transaction costs associated with the repurchases.

As of January 31, 2024, $1.4 billion remained available for future stock repurchases under the stock repurchase program. The first 0.5 million shares repurchased during the fiscal year ended January 31, 2024 were recorded in treasury stock as a reduction to the stockholders’ equity on the consolidated balance sheets. All subsequent repurchases of common stock were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price (including associated transaction costs) over par value was recorded entirely to retained earnings (accumulated deficit) on the consolidated balance sheets.

Treasury Stock—As described above, 0.5 million shares were repurchased under the Company’s authorized stock repurchase program and recorded in treasury stock, of which 8,000 shares were reissued upon settlement of equity awards during the fiscal year ended January 31, 2024.

In addition, during the fiscal year ended January 31, 2024, in connection with the Samooha business combination as discussed in Note 7, “Business Combinations,” the Company issued approximately 0.2 million shares of its Class A common stock to one of its wholly-owned subsidiaries in exchange for a noncontrolling equity interest in Samooha that was held by the subsidiary prior to this business combination. These shares are treated as treasury stock for accounting purposes.

Equity Incentive Plans—The Company’s 2020 Equity Incentive Plan (2020 Plan), which became effective in connection with its IPO in September 2020, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of equity compensation (collectively, equity awards). All shares that remain available for future grants are under the 2020 Plan.

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

A total of 34.1 million shares of the Company’s Class A common stock was initially reserved for issuance under the 2020 Plan in addition to (i) any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2020 Plan and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 78.8 million. On February 1, 2023, the shares available for future grants under the 2020 Plan were automatically increased by 16.2 million shares pursuant to the provision described in the preceding sentence.

The Company’s 2020 Employee Stock Purchase Plan (2020 ESPP), which became effective in connection with the IPO, authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 5.7 million shares of the Company’s Class A common stock was initially reserved for future issuance under the 2020 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the 2020 ESPP. On February 1, 2023, the shares available for future grants under the 2020 ESPP were automatically increased by 3.2 million shares pursuant to the provision described in the preceding sentence. The price at which Class A common stock is purchased under the 2020 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower. Offering periods are generally six months long and begin on March 15 and September 15 of each year, except for the first two offering periods. The initial offering period began on September 15, 2020 and ended on February 26, 2021. The second offering period began on March 1, 2021 and ended on September 14, 2021.

Stock Options—Stock options granted under the 2012 Plan and the 2020 Plan (collectively, the Plans) generally vest based on continued service over four years and expire ten years from the date of grant. Certain stock options granted under the 2012 Plan are exercisable at any time following the date of grant and expire ten years from the date of grant.

A summary of stock option activity and activity regarding shares available for grant under the Plans during the fiscal years ended January 31, 2024, 2023, and 2022 is as follows:

	Shares Available for Grant (in thousands)	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2021	32,870	64,575	$7.04	7.7	$17,138,896
Shares authorized	14,397	—
Options exercised	—	(20,903)	$6.08
Options canceled	1,629	(1,629)	$6.80
RSUs granted	(4,026)	—
RSUs forfeited	576	—
Balance—January 31, 2022	45,446	42,043	$7.53	6.9	$11,283,299
Shares authorized	15,619	—
Options granted	(642)	642	$207.56
Options exercised	—	(6,118)	$6.50
Options canceled	713	(713)	$8.02
RSUs granted	(10,788)	—
Shares withheld related to net share settlement of RSUs	1,149	—
RSUs forfeited	1,492	—
Balance—January 31, 2023	52,989	35,854	$11.27	5.9	$5,237,549
Shares authorized	16,165	—
Options exercised	—	(8,357)	$6.84
Options canceled	128	(128)	$70.59
RSUs granted	(14,088)	—
Shares withheld related to net share settlement of RSUs	2,296	—
RSUs forfeited	1,881	—
Balance—January 31, 2024	59,371	27,369	$12.35	5.0	$5,023,664
Vested and exercisable as of January 31, 2024		26,774	$10.00	5.0	$4,973,515

The weighted-average grant-date fair value of options granted during the fiscal year ended January 31, 2023 was $101.66. No options were granted during each of the fiscal years ended January 31, 2024 and January 31, 2022. The intrinsic value of options exercised during the fiscal years ended January 31, 2024, 2023, and 2022 was $1.3 billion, $1.0 billion, and $5.7 billion, respectively. The aggregate grant-date fair value of options that vested during the fiscal years ended January 31, 2024, 2023, and 2022 was $42.3 million, $79.1 million, and $81.0 million, respectively.

Early Exercised Stock Options—Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded in other liabilities on the consolidated balance sheets. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the stock option activity table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through the early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. No unvested shares were subject to repurchase as a result of early exercised options as of January 31, 2024, and unvested shares subject to repurchase as a result of early exercised options were not material as of January 31, 2023.

Equity-Classified RSUs—RSUs granted under the 2012 Plan are equity-classified and had both service-based and performance-based vesting conditions, of which the performance-based vesting condition was satisfied upon the effectiveness of the IPO in September 2020. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. Stock-based compensation associated with RSUs granted under the 2012 Plan was recognized using an accelerated attribution method from the time it was deemed probable that the vesting condition was met through the time the service-based vesting condition had been achieved.

Equity-classified RSUs granted under the 2020 Plan include those that only contain a service-based vesting condition that is typically satisfied over four years, and the related stock-based compensation for RSUs is recognized on a straight-line basis over the requisite service period. In addition, during the fiscal year ended January 31, 2024, the Company granted, under the 2020 Plan, equity-classified RSUs that have both service-based and performance-based vesting conditions (Leadership PRSUs) to its executive officers and certain other members of its senior leadership team. The service-based vesting condition for these Leadership PRSUs is satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance targets set by the compensation committee of the board of directors of the Company. The ultimate number of the Leadership PRSUs eligible to vest ranges between 0% to 120% of the target number of the Leadership PRSUs based on the weighted-average achievement of such Company annual performance metrics for the fiscal year ended January 31, 2024. Stock-based compensation associated with these Leadership PRSUs is recognized using an accelerated attribution method over the requisite service period, based on the Company’s periodic assessment of the probability that the performance condition will be achieved. For the fiscal year ended January 31, 2024, the Company recognized stock-based compensation of $30.8 million associated with these PRSUs.

A summary of equity-classified RSUs activity during the fiscal years ended January 31, 2024, 2023, and 2022 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share

Unvested Balance—January 31, 2021	9,348	$125.06
Granted	4,026	$250.46
Vested	(3,186)	$109.44
Forfeited	(576)	$169.74
Unvested Balance—January 31, 2022	9,612	$180.08
Granted	10,788	$180.65
Vested	(3,348)	$165.30
Forfeited	(1,492)	$206.02
Unvested Balance—January 31, 2023	15,560	$181.17
Granted(1)	12,706	$158.28
Vested	(6,810)	$172.38
Forfeited	(1,881)	$176.44
Unvested Balance—January 31, 2024	19,575	$169.82
________________
(1)Includes 0.5 million Leadership PRSUs granted at 120% of the target number of these awards, which represents the maximum number of Leadership PRSUs that may be eligible to vest with respect to these awards over their full term.

Liability-Classified RSUs—During the fiscal year ended January 31, 2024, in connection with the Samooha business combination as discussed in Note 7, “Business Combinations,” the Company agreed to grant, under the 2020 Plan, RSUs that contain both post-combination service-based and performance-based vesting conditions (Acquisition PRSUs) to eligible existing or future employees, subject to a maximum total number of approximately 1.7 million shares. The post-combination service-based vesting condition for these Acquisition PRSUs is satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is contingent on the achievement of certain performance metric over the twelve-month period ending January 31, 2027. Acquisition PRSUs will vest when both service-based and performance-based conditions are satisfied. The ultimate number of Acquisition PRSUs eligible to vest is determined based on the actual achievement of the performance metric, which takes into account certain factors including the price of the Company’s stock price and market capitalization.

Once granted, Acquisition PRSUs are initially liability-classified and recorded in other liabilities on the Company’s consolidated balance sheets, as the monetary value of the obligation under each potential outcome of the performance condition is predominantly based on a fixed monetary amount known at inception and will be settled in a variable number of shares. Subsequently, these awards are remeasured to the fair value at each reporting date until the number of Acquisition PRSUs eligible to vest is fixed, at which time these awards will be reclassified to equity. Stock-based compensation associated with these awards is recognized based on the probable outcome of the performance condition, using an accelerated attribution method over the requisite service period, with a cumulative catch-up adjustment recognized for changes in the fair value estimated at each reporting date. For the fiscal year ended January 31, 2024, the Company recognized stock-based compensation of $0.5 million associated with Acquisition PRSUs.

A summary of liability-classified RSUs activity during the fiscal year ended January 31, 2024 is as follows:

Number of Shares (in thousands)

Unvested Balance—January 31, 2023	—
Granted(1)	1,382
Unvested Balance—January 31, 2024	1,382
________________
(1)Represents the maximum number of Acquisition PRSUs that may be eligible to vest with respect to these awards over their full term.

Restricted Common Stock—Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

From time to time, the Company has granted restricted common stock outside of the Plans. A summary of restricted common stock activity outside of the Plans during the fiscal years ended January 31, 2024, 2023, and 2022 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share

Unvested Balance—January 31, 2021	742	$2.11
Vested	(362)	$2.10
Unvested Balance—January 31, 2022	380	$2.11
Granted	409	$229.13
Vested	(361)	$2.10
Unvested Balance—January 31, 2023	428	$219.26
Granted	385	$194.28
Vested	(142)	$199.28
Unvested Balance—January 31, 2024	671	$209.15

During the fiscal year ended January 31, 2024, in connection with the Samooha business combination, the Company issued to certain of Samooha’s employees a total of 0.4 million shares of the Company’s Class A common stock in exchange for a portion of their Samooha stock. These shares are subject to vesting agreements pursuant to which the shares will vest over four years, subject to each of these employees’ continued employment with the Company or its affiliates. The $74.8 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of four years. As of January 31, 2024, all 0.4 million shares remained unvested.

During the fiscal year ended January 31, 2023, in connection with the Streamlit business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s common stock outside of the Plans in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of three years. As of January 31, 2024 and 2023, 0.3 million and 0.4 million shares remained unvested.

See Note 7, “Business Combinations,” for further details.

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the grant-date fair value of stock options granted to employees during the fiscal year ended January 31, 2023:

Fiscal Year Ended January 31, 2023

Expected term (in years)	6.0
Expected volatility	50.0%
Risk-free interest rate	1.8%
Expected dividend yield	—%

No stock options were granted during each of the fiscal years ended January 31, 2024 and January 31, 2022.

The following table summarizes the assumptions used in estimating the fair values of employee stock purchase rights granted under the 2020 ESPP during the fiscal years ended January 31, 2024, 2023, and 2022:

	Fiscal Year Ended January 31,
	2024	2023	2022

Expected term (in years)	0.5	0.5	0.5
Expected volatility	48.4% - 71.3%	58.9% - 74.8%	37.3% - 49.5%
Risk-free interest rate	4.7% - 5.5%	0.9% - 3.8%	0.1%
Expected dividend yield	—%	—%	—%

Expected term—For stock options considered to be “plain vanilla” options, the Company estimates the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as the Company’s historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The expected term for ESPP Rights approximates the offering period.

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

The following table summarizes the assumptions used in estimating the fair value of liability-classified Acquisition PRSUs as of January 31, 2024:

January 31, 2024

Expected volatility	60.0%
Risk-free interest rate	4.0%

Expected volatility—Expected volatility is estimated based on the historical volatility of the Company’s Class A common stock.

Risk-free interest rate—Risk-free rate is estimated based upon quoted market yields for the United States Treasury debt securities for a term that approximates the period from the reporting date to January 31, 2027.

Stock-based compensation included in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022

Cost of revenue	$123,363	$106,302	$87,336
Sales and marketing	299,657	246,811	185,970
Research and development	644,928	407,524	232,867
General and administrative	100,067	100,896	98,922
Stock-based compensation, net of amounts capitalized	1,168,015	861,533	605,095
Capitalized stock-based compensation	48,830	29,417	24,174
Total stock-based compensation	$1,216,845	$890,950	$629,269

As of January 31, 2024, total compensation cost related to unvested awards not yet recognized was $3.0 billion, which will be recognized over a weighted-average period of 2.9 years.

12. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022

U.S.	$(875,703)	$(851,538)	$(717,208)
Foreign	26,480	35,545	40,248
Loss before income taxes	$(849,223)	$(815,993)	$(676,960)

The provision for (benefit from) income taxes consists of the following (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022

Current provision:
State	$754	$626	$288
Foreign	14,775	7,571	3,417
Deferred benefit:
Federal	(15,376)	(21,647)	—
State	(4,700)	(4,410)	—
Foreign	(6,686)	(607)	(717)
Provision for (benefit from) income taxes	$(11,233)	$(18,467)	$2,988

The effective income tax rate differs from the federal statutory income tax rate applied to the loss before income taxes due to the following (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022

Income tax benefit computed at federal statutory rate	$(178,337)	$(171,359)	$(142,162)
State taxes, net of federal benefit	26,380	14,948	35,360
Research and development credits	(101,725)	(58,136)	(142,544)
Stock-based compensation	(148,600)	(71,295)	(898,234)
Change in valuation allowance	371,767	213,532	1,159,276
IRC Section 59A waived deductions	11,550	49,476	—
Other	7,732	4,367	(8,708)
Provision for (benefit from) income taxes	$(11,233)	$(18,467)	$2,988

A valuation allowance has been recognized to offset the Company’s deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized. As of January 31, 2024 and 2023, the Company believes it is more likely than not that its U.S. and U.K. deferred tax assets will not be fully realizable and continues to maintain a full valuation allowance against these net deferred tax assets.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are shown below (in thousands):

	January 31, 2024	January 31, 2023

Deferred tax assets:
Net operating losses carryforwards	$1,673,213	$1,567,135
Capitalized research and development	420,491	147,328
Tax credit carryforwards	376,804	274,690
Stock-based compensation	109,446	123,408
Deferred revenue	82,683	31,527
Operating lease liabilities	54,008	55,079
Net unrealized losses on strategic investments	2,443	5,669
Other	31,776	14,834
Total deferred tax assets	2,750,864	2,219,670
Less: valuation allowance	(2,621,009)	(2,100,594)
Net deferred tax assets	129,855	119,076
Deferred tax liabilities:
Intangible assets	(39,173)	(39,426)
Deferred commissions	(41,609)	(31,940)
Operating lease right-of-use assets	(48,629)	(53,829)
Other	(1,326)	(2,358)
Total deferred tax liabilities	(130,737)	(127,553)
Net deferred tax liabilities	$(882)	$(8,477)

The valuation allowance was $2.6 billion and $2.1 billion as of January 31, 2024 and 2023, respectively, primarily relating to U.S. federal and state net operating loss carryforwards, capitalized research and development, and tax credit carryforwards. The valuation allowance increased $520.4 million during the fiscal year ended January 31, 2024, primarily due to increased capitalized research and development, U.S. federal and state net operating loss carryforwards, tax credit carryforwards, and deferred revenue. The valuation allowance increased $241.9 million during the fiscal year ended January 31, 2023, primarily due to increased capitalized research and development, tax credit carryforwards, U.S. federal and state net operating loss carryforwards, and stock-based compensation.

As of January 31, 2024, the Company had U.S. federal, state, and foreign net operating loss carryforwards of $6.2 billion, $5.6 billion, and $175.2 million, respectively. Of the $6.2 billion U.S. federal net operating loss carryforwards, $6.1 billion may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remaining $0.1 billion will begin to expire in 2032. The state net operating loss carryforwards begin to expire in 2024. Of the $175.2 million foreign net operating loss carryforwards, $169.6 million may be carried forward indefinitely, and the remaining $5.6 million will begin to expire in 2027. As of January 31, 2024, the Company also had federal and state tax credits of $356.9 million and $158.0 million, respectively. The federal tax credit carryforwards will expire beginning in 2032 if not utilized. The state tax credit carryforwards do not expire. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Foreign withholding taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of January 31, 2024 due to the Company’s intention to permanently reinvest such earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The following table shows the changes in the gross amount of unrecognized tax benefits (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022

Beginning balance	$75,180	$57,715	$19,349
Increases based on tax positions during the prior period	12,708	1,816	20
Increases based on tax positions during the current period	27,365	15,649	38,346
Ending balance	$115,253	$75,180	$57,715

There were no interest and penalties associated with unrecognized income tax benefits for each of the fiscal years ended January 31, 2024, 2023, and 2022.

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

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various international jurisdictions. Tax years 2012 and forward generally remain open for examination for federal and state tax purposes. Tax years 2017 and forward generally remain open for examination for foreign tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards at January 31, 2024 and 2023 will remain subject to examination until the respective tax year is closed.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on stock repurchases. For the fiscal year ended January 31, 2024, the Inflation Act had no material impact to the Company, including its stock repurchase program. The Company is continuing to evaluate the various provisions of the Inflation Act and does not anticipate the impact, if any, will be material to the Company.

13. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2024	2023	2022

Numerator:
Net loss	$(837,990)	$(797,526)	$(679,948)
Less: net loss attributable to noncontrolling interest	(1,893)	(821)	—
Net loss attributable to Snowflake Inc. Class A and Class B common stockholders	$(836,097)	$(796,705)	$(679,948)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders—basic and diluted	328,001	318,730	300,273
Net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders—basic and diluted	$(2.55)	$(2.50)	$(2.26)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A and Class B common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022

Stock options	27,369	35,854	42,043
RSUs	20,957	15,560	9,612
Unvested restricted common stock and early exercised stock options	671	446	426
Employee stock purchase rights under the 2020 ESPP	284	265	116
Total	49,281	52,125	52,197

14. Related Party Transactions
A member of the Company’s board of directors currently serves as the Chief Executive Officer of a privately-held company (the Related Party), which has been the Company’s customer since 2018. In January 2024, the Company renewed its customer agreement with the Related Party for a term of two years with a total contract value of $22.5 million. With respect to the Related Party, the Company recognized $6.8 million, $3.7 million, and $2.4 million of revenue for the fiscal years ended January 31, 2024, 2023 and 2022, respectively, and had an accounts receivable balance due from the Related Party of $5.0 million and zero as of January 31, 2024 and 2023, respectively. In March 2024, as a minority investor, the Company made a strategic investment of approximately $5.0 million by purchasing non-marketable equity securities issued by the Related Party.

15. Subsequent Event
Effective February 27, 2024, Frank Slootman retired as Chief Executive Officer, and Sridhar Ramaswamy was appointed to succeed Mr. Slootman as the Company’s new Chief Executive Officer. Mr. Slootman remains Chairman of the Company’s board of directors, and Mr. Ramaswamy serves as a board member.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of January 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2024. The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares Subject to Trading Arrangement	Expiration Date
Christian Kleinerman, EVP, Product Management	Adopted	December 22, 2023	X		354,439(1)	March 31, 2025
Grzegorz J. Czajkowski, EVP, Engineering & Support	Adopted	December 22, 2023	X		561,001(2)	March 31, 2025
Christopher W. Degnan, Chief Revenue Officer	Adopted	December 27, 2023	X		398,775	April 30, 2025
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(1)    The actual number of shares subject to the trading arrangement under the Rule 10b5-1 Plan may be lower due to: (i) our withholding of certain shares to satisfy tax withholding obligations in connection with the vesting of restricted stock units; (ii) the amount of restricted stock units acquired following determination of the achievement of pre-established financial performance goals for fiscal year 2025; and (iii) the amount of whole shares distributed in connection with the vesting of restricted stock units due to rounding.
(2)    The actual number of shares subject to the trading arrangement under the Rule 10b5-1 Plan may be lower due to our withholding of certain shares to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

We maintain a Global Code of Conduct and Ethics that applies to all our employees, officers, contractors, and directors, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of our Global Code of Conduct and Ethics is posted on our website at www.investors.snowflake.com under “Governance.” We intend to disclose on our website any future amendments of our Global Code of Conduct and Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions, or our directors from provisions in the Global Code of Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

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

c.Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	9/18/2020
3.2	Amended and Restated Bylaws of Snowflake Inc.	8-K	001-39504	3.1	11/29/2023
3.3	Certificate of Retirement.	8-K	001-39504	3.1	3/3/2021
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-248280	4.1	9/8/2020
4.2	Description of Securities.	10-K	001-39504	4.3	3/30/2022
10.1	Snowflake Inc. 2012 Equity Incentive Plan.	S-1	333-248280	10.3	8/24/2020
10.2	Forms of Option Agreement, Stock Option Grant Notice, and Notice of Exercise under 2012 Equity Incentive Plan.	S-1	333-248280	10.4	8/24/2020
10.3	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan.	S-1	333-248280	10.5	8/24/2020
10.4	Snowflake Inc. 2020 Equity Incentive Plan.	S-1/A	333-248280	10.6	9/8/2020
10.5	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under 2020 Equity Incentive Plan.					X
10.6	Form of Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.					X
10.7	Snowflake Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-248280	10.9	9/8/2020
10.8	Form of Indemnification Agreement entered into by and between Snowflake and each director and executive officer.	S-1	333-248280	10.10	8/24/2020
10.9	Amended and Restated Offer Letter by and between Snowflake Inc. and Sridhar Ramaswamy, dated February 27, 2024.	8-K	001-39504	10.1	2/28/2024
10.10	Confirmatory Offer Letter by and between Snowflake Inc. and Frank Slootman, dated August 23, 2023.	8-K	001-39504	10.1	8/23/2023
10.11	Confirmatory Offer Letter by and between Snowflake Inc. and Michael P. Scarpelli, dated August 23, 2023.	8-K	001-39504	10.2	8/23/2023
10.12	Confirmatory Offer Letter by and between Snowflake Inc. and Christopher W. Degnan, dated August 23, 2023.	8-K	001-39504	10.3	8/23/2023
10.13	Confirmatory Offer Letter by and between Snowflake Inc. and Benoit Dageville, dated August 23, 2023.	8-K	001-39504	10.4	8/23/2023

10.14	Confirmatory Offer Letter by and between Snowflake Inc. and Grzegorz Czajkowski, dated August 23, 2023.	8-K	001-39504	10.5	8/23/2023
10.15	Confirmatory Offer Letter by and between Snowflake Inc. and Christian Kleinerman, dated August 23, 2023.	8-K	001-39504	10.6	8/23/2023
10.16	Severance and Change in Control Plan and related participation agreement.	8-K	001-39504	10.7	8/23/2023
10.17	Amended and Restated Non-Employee Director Compensation Policy.					X
10.18	Advisor Agreement, between Snowflake Inc. and Carl Eschenbach, dated April 5, 2023.	8-K	001-39504	99.2	4/7/2023
10.19	Cash Incentive Bonus Plan.	S-1	333-248280	10.19	8/24/2020
21.1	List of Subsidiaries of Snowflake Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Incentive Compensation Recoupment Policy.					X
101
The following financial information from Snowflake Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.
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

Date: March 26, 2024

SNOWFLAKE INC.

By:	/s/ Sridhar Ramaswamy
Name:	Sridhar Ramaswamy
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Emily Ho
Name:	Emily Ho
Title:	Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Sridhar Ramaswamy, Michael P. Scarpelli, Emily Ho, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sridhar Ramaswamy	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2024
Sridhar Ramaswamy

/s/ Michael P. Scarpelli	Chief Financial Officer (Principal Financial Officer)	March 26, 2024
Michael P. Scarpelli
/s/ Emily Ho	Chief Accounting Officer (Principal Accounting Officer)	March 26, 2024
Emily Ho

/s/ Frank Slootman	Chairman of the Board	March 26, 2024
Frank Slootman

/s/ Benoit Dageville	Director	March 26, 2024
Benoit Dageville

/s/ Teresa Briggs	Director	March 26, 2024
Teresa Briggs

/s/ Stephen B. Burke	Director	March 26, 2024
Stephen B. Burke

/s/ Jeremy Burton	Director	March 26, 2024
Jeremy Burton

/s/ Mark S. Garrett	Director	March 26, 2024
Mark S. Garrett

/s/ Kelly A. Kramer	Director	March 26, 2024
Kelly A. Kramer

/s/ Mark D. McLaughlin	Director	March 26, 2024
Mark D. McLaughlin

/s/ Michael L. Speiser	Director	March 26, 2024
Michael L. Speiser

/s/ Jayshree V. Ullal	Director	March 26, 2024
Jayshree V. Ullal