Form 10-Q
period 2024-04-30
Snowflake Inc.
filed 2024-05-31
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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

As of May 7, 2024, there were 334.8 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding (excluding approximately 0.2 million shares of Class A common stock held by a wholly owned subsidiary of the registrant which are treated as treasury stock for accounting purposes).

1 We are a Delaware corporation with a globally distributed workforce and no corporate headquarters. Under the Securities and Exchange Commission’s rules, we are required to designate a “principal executive office.” For purposes of this report, we have designated our office in Bozeman, Montana as our principal executive office.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, capital requirements, market trends, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “continue,” “can,” “could,” “design,” “estimate,” “target,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•our growth strategies for, and market acceptance of, our platform and the AI Data Cloud, including the Snowflake Marketplace and Snowpark, as well as our ability to execute such strategies;
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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.snowflake.com), our filings with the Securities and Exchange Commission (SEC), webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information we make available on our website.

SELECTED RISKS AFFECTING OUR BUSINESS
Investing in our common stock involves numerous risks, including those set forth below. This summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of risks and uncertainties set forth in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Below is a summary of some of these risks, any one of which could materially adversely affect our business, results of operations, and financial condition. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

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
•If we or third-party service providers experience an actual or perceived security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	April 30, 2024	January 31, 2024

Assets
Current assets:
Cash and cash equivalents	$1,330,411	$1,762,749
Short-term investments	2,200,935	2,083,499
Accounts receivable, net	345,505	926,902
Deferred commissions, current	85,448	86,096
Prepaid expenses and other current assets	180,991	180,018
Total current assets	4,143,290	5,039,264
Long-term investments	927,981	916,307
Property and equipment, net	263,667	247,464
Operating lease right-of-use assets	244,681	252,128
Goodwill	975,906	975,906
Intangible assets, net	307,967	331,411
Deferred commissions, non-current	179,917	187,093
Other assets	254,609	273,810
Total assets	$7,298,018	$8,223,383
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,239	$51,721
Accrued expenses and other current liabilities	398,002	446,860
Operating lease liabilities, current	30,940	33,944
Deferred revenue, current	1,935,642	2,198,705
Total current liabilities	2,428,823	2,731,230
Operating lease liabilities, non-current	247,501	254,037
Deferred revenue, non-current	14,692	14,402
Other liabilities	39,310	33,120
Total liabilities	2,730,326	3,032,789
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of each April 30, 2024 and January 31, 2024	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized, 335,264 and 334,453 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively (excluding 200 shares held by a wholly-owned subsidiary and treated as treasury stock for accounting purposes as of each April 30, 2024 and January 31, 2024); 185,461 Class B shares authorized, zero shares issued and outstanding as of each April 30, 2024 and January 31, 2024	34	34
Treasury stock, at cost; 469 and 492 shares held as of April 30, 2024 and January 31, 2024, respectively	(63,958)	(67,140)
Additional paid-in capital	9,546,792	9,331,238
Accumulated other comprehensive loss	(15,713)	(8,220)
Accumulated deficit	(4,908,921)	(4,075,604)
Total Snowflake Inc. stockholders’ equity	4,558,234	5,180,308
Noncontrolling interest	9,458	10,286
Total stockholders’ equity	4,567,692	5,190,594
Total liabilities and stockholders’ equity	$7,298,018	$8,223,383
See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2024	2023

Revenue	$828,709	$623,599
Cost of revenue	272,517	209,414
Gross profit	556,192	414,185
Operating expenses:
Sales and marketing	400,822	331,558
Research and development	410,794	277,412
General and administrative	93,148	78,453
Total operating expenses	904,764	687,423
Operating loss	(348,572)	(273,238)
Interest income	54,779	43,131
Other expense, net	(21,302)	(2,562)
Loss before income taxes	(315,095)	(232,669)
Provision for (benefit from) income taxes	2,721	(6,605)
Net loss	(317,816)	(226,064)
Less: net loss attributable to noncontrolling interest	(828)	(437)
Net loss attributable to Snowflake Inc.	$(316,988)	$(225,627)
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(0.95)	$(0.70)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	333,584	324,157

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023

Net loss	$(317,816)	$(226,064)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale debt securities	(7,421)	7,444
Foreign currency translation adjustments	(23)	—
Other	(49)	—
Total other comprehensive income (loss)	(7,493)	7,444
Comprehensive loss	(325,309)	(218,620)
Less: comprehensive loss attributable to noncontrolling interest	(828)	(437)
Comprehensive loss attributable to Snowflake Inc.	$(324,481)	$(218,183)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended April 30, 2024
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2024	334,453	$34	(492)	$(67,140)	$9,331,238	$(8,220)	$(4,075,604)	$5,180,308	$10,286	$5,190,594
Issuance of common stock upon exercise of stock options	1,370	—	—	—	10,517	—	—	10,517	—	10,517
Issuance of common stock under employee stock purchase plan	346	—	—	—	46,735	—	—	46,735	—	46,735
Issuance of common stock in connection with a business combination	1	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	3,188	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(1,112)	—	—	—	(177,084)	—	—	(177,084)	—	(177,084)
Repurchases and retirement of common stock	(2,982)	—	—	—	—	—	(516,329)	(516,329)	—	(516,329)
Reissuance of treasury stock upon settlement of equity awards	—	—	23	3,182	(3,101)	—	—	81	—	81
Stock-based compensation	—	—	—	—	338,487	—	—	338,487	—	338,487
Other comprehensive loss	—	—	—	—	—	(7,493)	—	(7,493)	—	(7,493)
Net loss	—	—	—	—	—	—	(316,988)	(316,988)	(828)	(317,816)
BALANCE—April 30, 2024	335,264	$34	(469)	$(63,958)	$9,546,792	$(15,713)	$(4,908,921)	$4,558,234	$9,458	$4,567,692

	Three Months Ended April 30, 2023
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2023	323,305	$32	—	$—	$8,210,750	$(38,272)	$(2,716,074)	$5,456,436	$12,179	$5,468,615
Issuance of common stock upon exercise of stock options	2,376	1	—	—	15,332	—	—	15,333	—	15,333
Issuance of common stock under employee stock purchase plan	312	—	—	—	37,065	—	—	37,065	—	37,065
Vesting of early exercised stock options	—	—	—	—	61	—	—	61	—	61
Vesting of restricted stock units	1,862	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(638)	—	—	—	(89,003)	—	—	(89,003)	—	(89,003)
Repurchases of common stock as treasury stock	—	—	(500)	(68,299)	—	—	—	(68,299)	—	(68,299)
Repurchases and retirement of common stock	(905)	—	—	—	—	—	(123,395)	(123,395)	—	(123,395)
Stock-based compensation	—	—	—	—	276,228	—	—	276,228	—	276,228
Other comprehensive income	—	—	—	—	—	7,444	—	7,444	—	7,444
Net loss	—	—	—	—	—	—	(225,627)	(225,627)	(437)	(226,064)
BALANCE—April 30, 2023	326,312	$33	(500)	$(68,299)	$8,450,433	$(30,828)	$(3,065,096)	$5,286,243	$11,742	$5,297,985

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(317,816)	$(226,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,221	23,163
Non-cash operating lease costs	13,722	12,869
Amortization of deferred commissions	22,764	17,672
Stock-based compensation, net of amounts capitalized	331,936	264,509
Net accretion of discounts on investments	(11,992)	(15,331)
Net realized and unrealized losses on strategic investments in equity securities	20,695	2,414
Deferred income tax	—	(8,868)
Other	669	9,978
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	579,319	362,893
Deferred commissions	(14,940)	(16,440)
Prepaid expenses and other assets	(1,111)	5,527
Accounts payable	21,244	(3,093)
Accrued expenses and other liabilities	(54,688)	(8,542)
Operating lease liabilities	(13,374)	(10,763)
Deferred revenue	(261,181)	(110,480)
Net cash provided by operating activities	355,468	299,444
Cash flows from investing activities:
Purchases of property and equipment	(16,519)	(6,970)
Capitalized internal-use software development costs	(7,404)	(9,341)
Cash paid for business combinations, net of cash, cash equivalents, and restricted cash acquired	—	(123,112)
Purchases of investments	(1,078,261)	(1,037,286)
Sales of investments	30,360	5,652
Maturities and redemptions of investments	921,395	808,844
Settlement of cash flow hedges	(749)	—
Net cash used in investing activities	(151,178)	(362,213)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,686	15,370
Proceeds from issuance of common stock under employee stock purchase plan	46,735	37,065
Taxes paid related to net share settlement of equity awards	(174,590)	(84,399)
Repurchases of common stock	(516,329)	(191,694)
Net cash used in financing activities	(633,498)	(223,658)

	Three Months Ended April 30,
	2024	2023

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,633)	535
Net decrease in cash, cash equivalents, and restricted cash	(431,841)	(285,892)
Cash, cash equivalents, and restricted cash—beginning of period	1,780,977	956,731
Cash, cash equivalents, and restricted cash—end of period	$1,349,136	$670,839
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$16,793	$8,071
Stock-based compensation included in capitalized software development costs	$9,295	$11,719
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other current liabilities	$9,354	$4,657
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,330,411	$653,014
Restricted cash—included in other assets and prepaid expenses and other current assets	18,725	17,825
Total cash, cash equivalents, and restricted cash	$1,349,136	$670,839
See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business

Snowflake Inc. (Snowflake or the Company) provides a cloud-based data platform, which enables customers to consolidate data into a single source of truth to drive meaningful insights, apply AI to solve business problems, build data applications, and share data and data products. The Company provides its platform through a customer-centric, consumption-based business model, only charging customers for the resources they use. Through its platform, the Company delivers the AI Data Cloud, a network where Snowflake customers, partners, developers, data providers, and data consumers can break down data silos and derive value from rapidly growing data sets in secure, governed, and compliant ways. Snowflake was incorporated in the State of Delaware on July 23, 2012.

2. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on January 31. For example, references to fiscal 2025 refer to the fiscal year ending January 31, 2025.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which was filed with the SEC on March 26, 2024.

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2024 and the results of operations for the three months ended April 30, 2024 and 2023, and cash flows for the three months ended April 30, 2024 and 2023. The condensed balance sheet as of January 31, 2024 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended April 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	April 30, 2024	January 31, 2024

United States	$387,161	$379,664
Other(1)	121,187	119,928
Total	$508,348	$499,592
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of April 30, 2024 and January 31, 2024.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which was filed with the SEC on March 26, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss, and an amount for other segment items by reportable segment and a description of its composition. This guidance also requires disclosures on the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources, and interim disclosures of reportable segment’s profit or loss and assets. This guidance is effective for the Company for its fiscal year beginning February 1, 2024 and interim periods within its fiscal year beginning February 1, 2025 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires annual disclosure on disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This guidance is effective for the Company for its fiscal year beginning February 1, 2025 on a prospective basis. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements and disclosures.

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations

Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Three Months Ended April 30,
	2024	2023

Product revenue	$789,587	$590,072
Professional services and other revenue	39,122	33,527
Total	$828,709	$623,599

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Three Months Ended April 30,
	2024	2023

Americas:
United States	$632,041	$482,989
Other Americas(1)	23,735	16,856
EMEA(1)(2)	131,657	94,890
Asia-Pacific and Japan(1)	41,276	28,864
Total	$828,709	$623,599
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East, and Africa.

Accounts Receivable, Net

As of April 30, 2024 and January 31, 2024, allowance for credit losses of $3.5 million and $2.5 million, respectively, was included in the Company’s accounts receivable, net balance.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of April 30, 2024 and January 31, 2024, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the three months ended April 30, 2024 and 2023.

Deferred Revenue

The Company recognized $673.5 million and $494.7 million of revenue for the three months ended April 30, 2024 and 2023, respectively, from the deferred revenue balances as of January 31, 2024 and 2023, respectively.

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

As of April 30, 2024, the Company’s RPO was $5.0 billion, of which the Company expects approximately 51% to be recognized as revenue in the twelve months ending April 30, 2025 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	April 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$492,568	$—	$—	$492,568
U.S. government securities	367,494	—	(1)	367,493
Time deposits	58,145	—	—	58,145
Commercial paper	53,742	—	(7)	53,735
Corporate notes and bonds	34,423	1	(13)	34,411
Total cash equivalents	1,006,372	1	(21)	1,006,352
Investments:
Corporate notes and bonds	1,496,420	901	(6,658)	1,490,663
U.S. government and agency securities	785,243	—	(6,125)	779,118
Commercial paper	528,809	37	(798)	528,048
Certificates of deposit	331,079	153	(145)	331,087
Total investments	3,141,551	1,091	(13,726)	3,128,916
Total cash equivalents and investments	$4,147,923	$1,092	$(13,747)	$4,135,268

	January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
U.S. government securities	$742,235	$1	$(2)	$742,234
Money market funds	533,211	—	—	533,211
Time deposits	56,263	—	—	56,263
Total cash equivalents	1,331,709	1	(2)	1,331,708
Investments:
Corporate notes and bonds	1,549,151	1,959	(3,394)	1,547,716
U.S. government and agency securities	877,496	574	(4,653)	873,417
Commercial paper	353,525	154	(131)	353,548
Certificates of deposit	224,869	271	(15)	225,125
Total investments	3,005,041	2,958	(8,193)	2,999,806
Total cash equivalents and investments	$4,336,750	$2,959	$(8,195)	$4,331,514

The Company included $22.6 million and $24.2 million of interest receivable in prepaid expenses and other current assets on the condensed consolidated balance sheets as of April 30, 2024 and January 31, 2024, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of April 30, 2024 and January 31, 2024 because such potential losses were not material.

As of April 30, 2024, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, classified as short-term or long-term investments on the Company’s condensed consolidated balance sheets, by remaining contractual maturity, are as follows (in thousands):

April 30, 2024
Estimated Fair Value

Due within 1 year	$2,200,935
Due in 1 year to 3 years	927,981
Total	$3,128,916

The following tables show the fair values of, and the gross unrealized losses on, the Company’s available-for-sale marketable debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position and aggregated by investment type, on the condensed consolidated balance sheets (in thousands):

	April 30, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
U.S. government securities	$257,696	$(1)	$—	$—	$257,696	$(1)
Commercial paper	42,735	(7)	—	—	42,735	(7)
Corporate notes and bonds	21,406	(13)	—	—	21,406	(13)
Total cash equivalents	321,837	(21)	—	—	321,837	(21)
Investments:
Corporate notes and bonds	974,840	(5,218)	206,956	(1,440)	1,181,796	(6,658)
U.S. government and agency securities	628,114	(3,628)	151,004	(2,497)	779,118	(6,125)
Commercial paper	422,472	(798)	—	—	422,472	(798)
Certificates of deposit	109,602	(145)	—	—	109,602	(145)
Total investments	2,135,028	(9,789)	357,960	(3,937)	2,492,988	(13,726)
Total cash equivalents and investments	$2,456,865	$(9,810)	$357,960	$(3,937)	$2,814,825	$(13,747)

	January 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
U.S. government securities	$338,893	$(2)	$—	$—	$338,893	$(2)
Total cash equivalents	338,893	(2)	—	—	338,893	(2)
Investments:
Corporate notes and bonds	625,766	(1,259)	321,952	(2,135)	947,718	(3,394)
U.S. government and agency securities	525,408	(1,323)	191,863	(3,330)	717,271	(4,653)
Commercial paper	172,422	(131)	—	—	172,422	(131)
Certificates of deposit	71,813	(15)	—	—	71,813	(15)
Total investments	1,395,409	(2,728)	513,815	(5,465)	1,909,224	(8,193)
Total cash equivalents and investments	$1,734,302	$(2,730)	$513,815	$(5,465)	$2,248,117	$(8,195)

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair values of these securities due to credit related factors was not material as of April 30, 2024 and January 31, 2024.

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

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of April 30, 2024 (in thousands):

	Level 1	Level 2	Total

Assets:
Cash equivalents:
Money market funds	$492,568	$—	$492,568
U.S. government securities	—	367,493	367,493
Time deposits	—	58,145	58,145
Commercial paper	—	53,735	53,735
Corporate notes and bonds	—	34,411	34,411
Short-term investments:
Corporate notes and bonds	—	834,770	834,770
Commercial paper	—	528,048	528,048
U.S. government and agency securities	—	518,716	518,716
Certificates of deposit	—	319,401	319,401
Long-term investments:
Corporate notes and bonds	—	655,893	655,893
U.S. government and agency securities	—	260,402	260,402
Certificates of deposit	—	11,686	11,686
Derivative assets:
Foreign currency forward contracts	—	1,041	1,041
Total assets	$492,568	$3,643,741	$4,136,309
Liabilities:
Derivative liabilities:
Foreign currency forward contracts	$—	$(1,512)	$(1,512)
Total liabilities	$—	$(1,512)	$(1,512)

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

The following table presents the Company’s strategic investments by type (in thousands):

	April 30, 2024	January 31, 2024

Equity securities:
Non-marketable equity securities under Measurement Alternative	$198,579	$190,238
Non-marketable equity securities under equity method	5,388	5,307
Marketable equity securities	12,606	37,320
Debt securities:
Non-marketable debt securities	1,985	1,500
Total strategic investments—included in other assets	$218,558	$234,365

The following table summarizes the gains and losses associated with the Company’s strategic investments in equity securities (in thousands):

	Three Months Ended April 30,
	2024	2023

Unrealized losses on non-marketable equity securities under Measurement Alternative:
Impairments	$(18,753)	$—
Net unrealized losses on marketable equity securities	(3,655)	(2,414)
Net unrealized losses on strategic investments in equity securities	(22,408)	(2,414)
Net realized gains on marketable equity securities sold(1)	1,713	—
Total—included in other expense, net	$(20,695)	$(2,414)
________________
(1)Represents the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.

The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative held by the Company as of April 30, 2024 were $37.1 million and $59.9 million, respectively.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	April 30, 2024	January 31, 2024

Leasehold improvements	$96,281	$67,804
Computers, equipment, and software	46,092	29,859
Furniture and fixtures	22,233	17,593
Capitalized internal-use software development costs	150,350	93,222
Construction in progress—capitalized internal-use software development costs	37,807	78,737
Construction in progress—other	1,548	34,890
Total property and equipment, gross	354,311	322,105
Less: accumulated depreciation and amortization(1)	(90,644)	(74,641)
Total property and equipment, net	$263,667	$247,464
________________
(1)Includes $40.4 million and $30.0 million of accumulated amortization related to capitalized internal-use software development costs as of April 30, 2024 and January 31, 2024, respectively.

Depreciation and amortization expense was $16.8 million and $7.6 million for the three months ended April 30, 2024 and 2023, respectively. Included in these amounts was the amortization of capitalized internal-use software development costs of $10.9 million and $3.5 million for the three months ended April 30, 2024 and 2023, respectively.

During the three months ended April 30, 2023, the Company recognized impairment charges of $7.1 million related to its capitalized internal-use software development costs previously included in construction in-progress that were no longer probable of being completed. Such impairment charges were recorded as research and development expenses on the condensed consolidated statements of operations. No impairment charge was recognized during the three months ended April 30, 2024.

7. Business Combinations

Fiscal 2024

Mountain US Corporation (formerly known as Mobilize.Net Corporation)

On February 10, 2023, the Company acquired all outstanding stock of Mountain US Corporation (formerly known as Mobilize.Net Corporation) (Mountain), a privately-held company which provided a suite of tools for efficiently migrating databases to the AI Data Cloud, for $76.3 million in cash. The Company acquired Mountain primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

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

The excess of purchase consideration over the fair values of identifiable net assets acquired was recorded as goodwill, which is not deductible for income tax purposes. The Company believes the goodwill balance associated with this business combination represents the synergies expected from strengthening enablement capabilities and the acceleration of legacy migrations to the AI Data Cloud, as well as expanding the Company’s professional services footprint.

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

Acquisition-related costs, recorded as general and administrative expenses, associated with each of the business combinations above were not material during the three months ended April 30, 2023.

Pro forma financial information has not been presented as the effects of each of the Mountain and LeapYear business combinations were not material to the Company’s condensed consolidated financial statements.

8. Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	April 30, 2024
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$243,596	$(59,853)	$183,743
Developer community	154,900	(63,072)	91,828
Assembled workforce	55,732	(26,384)	29,348
Patents	8,874	(6,652)	2,222
Total finite-lived intangible assets	$463,102	$(155,961)	$307,141
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$307,967

	January 31, 2024
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$243,596	$(47,919)	$195,677
Developer community	154,900	(55,442)	99,458
Assembled workforce	55,732	(22,945)	32,787
Patents	8,874	(6,211)	2,663
Total finite-lived intangible assets	$463,102	$(132,517)	$330,585
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$331,411

Amortization expense of intangible assets was $23.4 million and $15.6 million for the three months ended April 30, 2024 and 2023, respectively.

As of April 30, 2024, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
Remainder of 2025	$71,341
2026	88,513
2027	84,360
2028	51,795
2029	11,132
Thereafter	—
Total	$307,141
Goodwill

As of April 30, 2024 and January 31, 2024, goodwill was $975.9 million.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2024	January 31, 2024

Accrued compensation	$166,649	$205,056
Accrued third-party cloud infrastructure expenses	71,741	48,571
Liabilities associated with sales, marketing and business development programs	56,855	39,571
Employee contributions under employee stock purchase plan	15,943	40,641
Accrued taxes	11,926	37,108
Employee payroll tax withheld on employee stock transactions	11,728	22,479
Accrued professional services	9,397	9,274
Accrued purchases of property and equipment	9,121	4,508
Other	44,642	39,652
Total accrued expenses and other current liabilities	$398,002	$446,860

10. Commitments and Contingencies

Operating Leases—The Company leases its facilities for office space under non-cancelable operating leases with various expiration dates through fiscal 2035. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2030. Such subleases have all been classified as operating leases. Sublease income is recorded as a reduction to the Company’s operating lease costs. Sublease income was $2.4 million and $3.1 million for the three months ended April 30, 2024 and 2023, respectively.

In May 2024, the Company entered into an agreement related to a new office facility located in the United States. The lease will commence in fiscal 2025 with an expiration date in fiscal 2039. Total commitment, net of tenant incentives expected to be received, under the lease is estimated to be approximately $96 million.

Other Contractual Commitments—Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level. There were no material contractual obligations that were entered into during the three months ended April 30, 2024 that were outside the ordinary course of business.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three months ended April 30, 2024 and 2023.

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

The Company is appealing the ruling to the Board of the NLRB. The Company believes it is reasonably possible that a loss could ultimately result from an unfavorable outcome and that an estimate of the potential range of loss is between zero and $25 million, plus interest. No material loss accrual was recorded as of April 30, 2024 and January 31, 2024, because management believes the likelihood of material loss resulting from this charge is not probable given the further appellate proceedings that are due to take place.

In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

Letters of Credit—As of April 30, 2024, the Company had a total of $18.7 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, non-employee directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three months ended April 30, 2024 and 2023, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions were not material.

11. Equity

Common Stock—The Company had reserved shares of common stock for future issuance as follows (in thousands):

	April 30, 2024	January 31, 2024

2012 Equity Incentive Plan:
Options outstanding	25,296	26,767
Restricted stock units outstanding	388	789
2020 Equity Incentive Plan:
Options outstanding	1,562	602
Restricted stock units outstanding	22,653	20,168
Shares available for future grants	71,037	59,371
2020 Employee Stock Purchase Plan:
Shares available for future grants	16,759	13,764
Total shares of common stock reserved for future issuance	137,695	121,461

Stock Repurchase Program and Treasury Stock—In February 2023, the Company’s board of directors authorized a stock repurchase program of up to $2.0 billion of its outstanding Class A common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The program is funded using the Company’s working capital and will expire in March 2025. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

The following table summarizes the stock repurchase activity under the Company’s stock repurchase program (in thousands, except per share data):

	Three Months Ended April 30,
	2024	2023

Number of shares repurchased	2,982	1,405
Weighted-average price per share(1)	$173.14	$136.39
Aggregate purchase price(1)	$516,329	$191,694
________________
(1)Includes transaction costs associated with the repurchases.

As of April 30, 2024, $891.9 million remained available for future stock repurchases under the stock repurchase program. The first 0.5 million shares repurchased during the three months ended April 30, 2023 were recorded in treasury stock as a reduction to the stockholders’ equity on the condensed consolidated balance sheets. All shares of Class A common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price (including associated transaction costs) over par value was recorded entirely to retained earnings (accumulated deficit) on the condensed consolidated balance sheets.

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

On February 1, 2024, the shares available for grant under the 2020 Plan and the 2020 ESPP were automatically increased by 16.7 million shares and 3.3 million shares, respectively, pursuant to the annual evergreen increase provisions under the 2020 Plan and the 2020 ESPP.

Stock Options—Stock options granted under the 2012 Plan and the 2020 Plan (collectively, the Plans) generally vest based on continued service over four years and expire ten years from the date of grant. Certain stock options granted under the 2012 Plan are exercisable at any time following the date of grant and expire ten years from the date of grant.

A summary of stock option activity during the three months ended April 30, 2024 is as follows:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2024	27,369	$12.35	5.0	$5,023,664
Granted	960	$163.04
Exercised	(1,379)	$7.69
Canceled	(92)	$3.75
Balance—April 30, 2024	26,858	$18.01	4.8	$3,723,873
Vested and exercisable as of April 30, 2024	25,584	$10.61	4.7	$3,715,804

During the three months ended April 30, 2024, the Company granted a stock option with a grant-date fair value of $77.89 per share. No options were granted during the three months ended April 30, 2023. The intrinsic value of options exercised in the three months ended April 30, 2024 and 2023 was $241.8 million and $321.7 million, respectively. The aggregate grant-date fair value of options that vested during the three months ended April 30, 2024 and 2023 was $7.3 million and $16.5 million, respectively.

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

Equity-classified RSUs granted under the 2020 Plan include those that only contain a service-based vesting condition that is typically satisfied over four years, and the related stock-based compensation for these RSUs is recognized on a straight-line basis over the requisite service period. In addition, during each of the three months ended April 30, 2024 and 2023, the Company granted, under the 2020 Plan, equity-classified RSUs that have both service-based and performance-based vesting conditions (Leadership PRSUs) to its executive officers and certain other members of its senior leadership team. The service-based vesting condition for these Leadership PRSUs is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance targets set by the compensation committee of the board of directors of the Company. The ultimate number of the Leadership PRSUs eligible to vest ranges between 0% to 120% of the target number of the Leadership PRSUs based on the weighted-average achievement of such Company annual performance metrics for the respective fiscal year. Stock-based compensation associated with these Leadership PRSUs is recognized using an accelerated attribution method over the requisite service period, based on the Company’s periodic assessment of the probability that the performance condition will be achieved. The Company recognized stock-based compensation of $12.5 million and $3.9 million associated with Leadership PRSUs during the three months ended April 30, 2024 and 2023, respectively.

A summary of equity-classified RSUs activity during the three months ended April 30, 2024 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2024	19,575	$169.82
Granted(1)	5,869	$167.74
Vested	(3,202)	$162.47
Forfeited	(533)	$168.85
Performance adjustment(2)	(50)	$139.58
Unvested Balance—April 30, 2024	21,659	$170.44
________________
(1)Includes 0.8 million Leadership PRSUs granted at 120% of the target number of these awards, which represents the maximum number of Leadership PRSUs that may be eligible to vest with respect to these awards over their full term.
(2)Represents an adjustment in the number of shares outstanding, with regards to Leadership PRSUs granted during the three months ended April 30, 2023, based on the actual achievement of the associated Company annual performance targets for fiscal 2024.

Liability-Classified RSUs—During the fourth quarter of fiscal 2024, in connection with a business combination, the Company agreed to grant, under the 2020 Plan, RSUs that contain both post-combination service-based and performance-based vesting conditions (Acquisition PRSUs) to eligible existing or future employees, subject to a maximum total number of approximately 1.7 million shares. The post-combination service-based vesting condition for these Acquisition PRSUs is satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is contingent on the achievement of certain performance metric over the twelve-month period ending January 31, 2027. Acquisition PRSUs will vest when both service-based and performance-based conditions are satisfied. The ultimate number of Acquisition PRSUs eligible to vest is determined based on the actual achievement of the performance metric, which takes into account certain factors including the Company’s stock price and market capitalization.

Once granted, Acquisition PRSUs are initially liability-classified and recorded in other liabilities on the Company’s condensed consolidated balance sheets, as the monetary value of the obligation under each potential outcome of the performance condition is predominantly based on a fixed monetary amount known at inception and will be settled in a variable number of shares. Subsequently, these awards are remeasured to the fair value at each reporting date until the number of Acquisition PRSUs eligible to vest is fixed, at which time these awards will be reclassified to equity. Stock-based compensation associated with these awards is recognized based on the probable outcome of the performance condition, using an accelerated attribution method over the requisite service period, with a cumulative catch-up adjustment recognized for changes in the fair value estimated at each reporting date. As of April 30, 2024 and January 31, 2024, 1.4 million shares of these Acquisition PRSUs had been granted and remained unvested, and the associated liabilities were $3.2 million and $0.5 million, respectively. Stock-based compensation recognized for these Acquisition PRSUs was not material for the three months ended April 30, 2024.

Restricted Common Stock—From time to time, the Company has granted restricted common stock outside of the Plans. Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

A summary of restricted common stock activity during the three months ended April 30, 2024 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2024	671	$209.15
Vested	(146)	$223.42
Unvested Balance—April 30, 2024	525	$205.15

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the fair value of a stock option granted to an employee during the three months ended April 30, 2024:

Three Months Ended April 30, 2024

Expected term (in years)	4.8
Expected volatility	56.7%
Risk-free interest rate	4.2%
Expected dividend yield	—%

In addition, for the stock option granted during the three months ended April 30, 2024, the shares to be issued upon exercise are subject to a one-year holding period. As such, the Company applied a 7.6% discount for lack of marketability to the fair value estimated using the Black-Scholes option-pricing model, based on the assumptions included in the table above.

No stock options were granted during the three months ended April 30, 2023.

The following table summarizes the assumptions used in estimating the fair value of employee stock purchase rights granted under the 2020 ESPP during the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
	2024	2023

Expected term (in years)	0.5	0.5
Expected volatility	49.6%	71.3%
Risk-free interest rate	5.4%	4.7%
Expected dividend yield	—%	—%

Expected term—For stock options considered to be “plain vanilla” options, the Company estimates the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as the Company’s historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The expected term for employee stock purchase rights granted under the 2020 ESPP (ESPP Rights) approximates the offering period.

Expected volatility—In fiscal 2023 and 2024, the Company used the average volatility of its Class A common stock and the stocks of a peer group of representative public companies to develop an expected volatility assumption. During the three months ended April 30, 2024, the Company began using the average of (i) the historical volatility of its Class A common stock, and (ii) the implied volatility from publicly traded options on its Class A common stock to develop an expected volatility assumption.

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

The following table summarizes the assumptions used in estimating the fair value of liability-classified Acquisition PRSUs as of April 30, 2024 and January 31, 2024:

	April 30, 2024	January 31, 2024

Expected volatility	57.0%	60.0%
Risk-free interest rate	4.9%	4.0%

Expected volatility—In fiscal 2024, expected volatility was estimated based on the historical volatility of the Company’s Class A common stock. During the three months ended April 30, 2024, the Company began using the average of (i) the historical volatility of its Class A common stock, and (ii) the implied volatility from publicly traded options on its Class A common stock to develop an expected volatility assumption.

Risk-free interest rate—Risk-free rate is estimated based upon quoted market yields for the United States Treasury debt securities for a term that approximates the period from the reporting date to January 31, 2027.

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended April 30,
	2024	2023

Cost of revenue	$32,408	$30,462
Sales and marketing	73,407	72,295
Research and development	194,672	136,417
General and administrative	31,449	25,335
Stock-based compensation, net of amounts capitalized	331,936	264,509
Capitalized stock-based compensation	9,295	11,719
Total stock-based compensation	$341,231	$276,228

As of April 30, 2024, total compensation cost related to unvested awards not yet recognized was $3.6 billion, which will be recognized over a weighted-average period of 3.0 years.

12. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of (0.9%) and 2.8% for the three months ended April 30, 2024 and 2023, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of April 30, 2024, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2019 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three months ended April 30, 2024 and 2023. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. None of the unrecognized tax benefits are currently expected to impact the Company’s effective tax rate, if realized, as a result of the full valuation allowance.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on stock repurchases. For the three months ended April 30, 2024, the Inflation Act had no material impact to the Company, including its stock repurchase program. The Company is continuing to evaluate the various provisions of the Inflation Act and does not anticipate the impact, if any, will be material to the Company.

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

Basic net loss per share attributable to Snowflake Inc. Class A common stockholders is computed by dividing net loss attributable to Snowflake Inc. Class A common stockholders by the weighted-average number of shares of Snowflake Inc. Class A common stock outstanding during the period, which excludes treasury stock. Diluted net loss per share attributable to Snowflake Inc. Class A common stockholders is computed by giving effect to all potentially dilutive Snowflake Inc. Class A common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, RSUs, restricted common stock, early exercised stock options, and ESPP Rights are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A common stockholders as their effect is anti-dilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. Class A common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2024	2023

Numerator:
Net loss	$(317,816)	$(226,064)
Less: net loss attributable to noncontrolling interest	(828)	(437)
Net loss attributable to Snowflake Inc. Class A common stockholders	$(316,988)	$(225,627)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	333,584	324,157
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(0.95)	$(0.70)

No Class B common stock was outstanding during any periods presented.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2024	2023

Stock options	26,858	33,428
RSUs	23,041	20,544
Unvested restricted common stock and early exercised stock options	525	298
Employee stock purchase rights under the 2020 ESPP	111	80
Total	50,535	54,350

14. Related Party Transactions

A member of the Company’s board of directors currently serves as the Chief Executive Officer of a privately-held company (the Related Party), which has been the Company’s customer since 2018. During the three months ended April 30, 2024, as a minority investor, the Company made a strategic investment of approximately $5.0 million by purchasing non-marketable equity securities issued by the Related Party. Revenue recognized from the Related Party was not material for each of the three months ended April 30, 2024 and 2023. Additionally, as of April 30, 2024 and January 31, 2024, the Company did not have material accounts receivable balance due from the Related Party.

15. Subsequent Event
As set forth in Note 10, “Commitments and Contingencies,” in May 2024, the Company entered into an agreement related to a new office facility located in the United States. The lease will commence in fiscal 2025 with an expiration date in fiscal 2039. Total commitment, net of tenant incentives expected to be received, under the lease is estimated to be approximately $96 million. The Company will recognize the related right-of-use asset and lease liability, which have not yet been determined, at the lease commencement date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and (2) our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2024 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 26, 2024. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Unless the context otherwise requires, all references in this report to “Snowflake,” the “Company,” “we,” “our,” “us,” or similar terms refer to Snowflake Inc. and its consolidated subsidiaries. Unless otherwise noted, all references in this report to our common stock refer to our Class A common stock.

Overview

We believe that a cloud computing platform that puts data and AI at its core will offer great benefits to organizations by allowing them to realize the value of the data that powers their businesses. By offering rich primitives for data and applications, we believe that we can create a data connected world where organizations have seamless access to explore, share, and unlock the value of data. To realize this vision, we deliver the AI Data Cloud, a network where Snowflake customers, partners, developers, data providers, and data consumers can break down data silos and derive value from rapidly growing data sets in secure, governed, and compliant ways.

Our platform is the innovative technology that powers the AI Data Cloud, enabling customers to consolidate data into a single source of truth to drive meaningful insights, apply AI to solve business problems, build data applications, and share data and data products. We provide our platform through a customer-centric, consumption-based business model, only charging customers for the resources they use.

Our cloud-native architecture consists of three independently scalable but logically integrated layers across compute, storage, and cloud services. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data to create a unified data record. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 42 regional deployments around the world. These deployments are generally interconnected to deliver the AI Data Cloud, enabling a consistent, global user experience.

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

Our go-to-market strategy is focused on acquiring new customers and driving increased use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 128% and 131% as of April 30, 2024 and January 31, 2024, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of April 30, 2024, we had 9,822 total customers, increasing from 9,455 customers as of January 31, 2024. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of April 30, 2024, our customers included 709 of the Forbes Global 2000, based on the 2023 Forbes Global 2000 list, and those customers contributed approximately 42% of our revenue for the three months ended April 30, 2024. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

Fiscal Year

Our fiscal year ends on January 31. For example, references to fiscal 2025 refer to the fiscal year ended January 31, 2025

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

Stock Repurchase Program

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. The program is funded using our working capital and will expire in March 2025. During the three months ended April 30, 2024, we repurchased approximately 3.0 million shares of our outstanding common stock for an aggregate purchase price of $516.3 million, including transaction costs, at a weighted-average price of $173.14 per share. All repurchases were made in open market transactions (including via pre-set trading plans). As of April 30, 2024, $891.9 million remained available for future repurchases under the stock repurchase program. See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock and the repurchase program may be suspended or discontinued at any time at our discretion.

Key Factors Affecting Our Performance

Adoption of our Platform and Expansion of the AI Data Cloud

Our future success depends in large part on the market adoption of our platform, including new product functionality such as Snowpark and our artificial intelligence and machine learning technology, or AI Technology. While we see growing demand for our platform, particularly from large enterprises, many of these organizations have invested substantial technical, financial, and personnel resources in their legacy database products or big data offerings, despite their inherent limitations. In addition, many customers are attempting to rationalize budgets, prioritize cash flow management, and optimize consumption amidst macroeconomic uncertainty. In addition, customers’ use of our AI Technology is often dependent on their ability to meet evolving regulatory standards. While this makes it difficult to predict customer adoption rates and future demand, we believe that the benefits of our platform put us in a strong position to capture the significant market opportunity ahead.

Our platform powers the AI Data Cloud, a network of data providers, data consumers, and data application developers that enables our customers to securely share, monetize, and acquire live data sets and data products. The AI Data Cloud includes access to the Snowflake Marketplace, through which customers can access or acquire third-party data sets, data applications, and other data products. Our future growth is increasingly dependent on our ability to increase consumption of our platform by building and expanding the AI Data Cloud.

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

Once deployed, our customers often expand their use of our platform more broadly within the enterprise and across their ecosystem of customers and partners as they migrate more data to the public cloud, identify new use cases, and realize the benefits of our platform and the AI Data Cloud. However, because we generally recognize product revenue on consumption and not ratably over the term of the contract, we do not have visibility into the timing of revenue recognition from any particular customer. In any given period, there is a risk that customer consumption of our platform will be slower than we expect, including in response to adverse macroeconomic conditions, which may cause fluctuations in our revenue and results of operations.

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

Acquiring New Customers

We believe there is a substantial opportunity to further grow our customer base by continuing to make significant investments in sales and marketing and brand awareness. Our ability to attract new customers will depend on a number of factors, including the productivity of our sales organization, competitive dynamics in our target markets, changes in our customers’ spending and platform consumption in response to market uncertainty, and our ability to build and maintain partner relationships, including with global system integrators, resellers, technology partners, and third-party providers of native applications on the Snowflake Marketplace. While our platform is built for organizations of all sizes, we focus our selling efforts on large enterprise customers, customers with vast amounts of data, and customers requiring industry-specific solutions. We may not achieve anticipated revenue growth if we are unable to attract, hire, develop, integrate, and retain talented and effective sales personnel; if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time and maintain productivity; or if our sales and marketing programs are not effective.

Investing in Growth and Scaling our Business

We are focused on our long-term revenue potential, and believe our market opportunity is large. We will continue to invest significantly in research and development to improve our platform, including in the areas of data science, artificial intelligence, and machine learning. In addition, we are focused on expanding our business both domestically and internationally. As part of these efforts, we are investing in meeting the needs of organizations in geographies and specialized industries that have heightened data requirements, including with respect to data localization, privacy, and security. We intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity, while also focusing on cash flow and long-term profitability.

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

The following tables present a summary of key business metrics for the periods presented:

	Three Months Ended
	April 30, 2024	January 31, 2024	October 31, 2023	July 31, 2023	April 30, 2023

Product revenue (in millions)	$789.6	$738.1	$698.5	$640.2	$590.1
Free cash flow (non-GAAP) (in millions)(1)(2)	$331.5	$324.5	$102.3	$69.0	$283.1

	April 30, 2024	January 31, 2024	October 31, 2023	July 31, 2023	April 30, 2023

Net revenue retention rate(3)	128%	131%	135%	142%	151%
Customers with trailing 12-month product revenue greater than $1 million(3)	485	460	435	401	373
Forbes Global 2000 customers(3)	709	694	678	675	657
Remaining performance obligations (in millions)(4)	$4,987.7	$5,174.7	$3,698.7	$3,540.2	$3,409.0
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in millions):

	Three Months Ended
	April 30, 2024	January 31, 2024	October 31, 2023	July 31, 2023	April 30, 2023

Net cash paid (received) on payroll tax-related items on employee stock transactions	$34.1	$(0.2)	$8.5	$19.1	$3.8
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $174.6 million and $84.4 million for the three months ended April 30, 2024 and 2023, respectively, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of non-GAAP free cash flow. See the section titled “Free Cash Flow” for a reconciliation of non-GAAP free cash flow to the most directly comparable financial measure calculated in accordance with GAAP.
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
(4)As of April 30, 2024, our remaining performance obligations were approximately $5.0 billion, of which we expect approximately 51% to be recognized as revenue in the twelve months ending April 30, 2025 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 2.1 years as of April 30, 2024. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.

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

The following table presents a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow for the periods presented (in thousands):

	Three Months Ended
	April 30, 2024	January 31, 2024	October 31, 2023	July 31, 2023	April 30, 2023

Net cash provided by operating activities	$355,468	$344,580	$120,907	$83,191	$299,444
Less: purchases of property and equipment	(16,519)	(13,072)	(8,746)	(6,298)	(6,970)
Less: capitalized internal-use software development costs	(7,404)	(7,029)	(9,889)	(7,874)	(9,341)
Free cash flow (non-GAAP)(1)(2)	$331,545	$324,479	$102,272	$69,019	$283,133
________________
(1)Includes net cash paid (received) on payroll tax-related items on employee stock transactions as follows (in thousands):

	Three Months Ended
	April 30, 2024	January 31, 2024	October 31, 2023	July 31, 2023	April 30, 2023

Net cash paid (received) on payroll tax-related items on employee stock transactions	$34,146	$(182)	$8,541	$19,138	$3,785
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $174.6 million and $84.4 million for the three months ended April 30, 2024 and 2023, respectively, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow.

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

Components of Results of Operations

Revenue

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount or following the expiration of a customer’s contract. Revenue from on-demand arrangements represented approximately 2% of our revenue for the three months ended April 30, 2024 and 2023, respectively.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented less than 1% of our revenue for each of the three months ended April 30, 2024 and 2023.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the three months ended April 30, 2024 is approximately 2.5 years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions. A portion of the sales commissions paid to the sales force is earned based on the level of the customers’ consumption of our platform, and a portion of the commissions paid to the sales force is earned upon the origination of the customer contracts. Sales commissions tied to customers’ consumption are expensed in the same period as they are earned. Sales commissions and referral fees earned upon the origination of the new customer or customer expansion contracts are deferred and then amortized over a period of benefit that we determined to be five years. As our go-to-market motion evolves, more sales personnel will be compensated based on the level of the customers’ consumption of our platform. As a result, we will defer less sales commissions, and we expect that our expenses associated with sales commissions tied to customers’ consumption will increase during the fiscal year ending January 31, 2025. Sales and marketing expenses also include advertising costs and other expenses associated with our sales, marketing and business development programs, including our user conferences, offset by proceeds from such conferences and programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software and subscription services dedicated for use by our sales and marketing organizations, amortization of an acquired intangible asset, and outside services contracted for sales and marketing purposes. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. However, we expect that our sales and marketing expenses will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses.

Research and Development

Research and development expenses consist primarily of personnel-related expenses associated with our research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred in developing our platform (including with respect to graphics processing units, or GPUs, to develop AI Technology), amortization of acquired intangible assets, and software and subscription services dedicated for use by our research and development organization. We expect that our research and development expenses will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in our platform. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses. In addition, research and development expenses that qualify as internal-use software development costs are capitalized, the amount of which may fluctuate significantly from period to period.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended April 30,
	2024	2023

Revenue	$828,709	$623,599
Cost of revenue(1)	272,517	209,414
Gross profit	556,192	414,185
Operating expenses(1):
Sales and marketing	400,822	331,558
Research and development	410,794	277,412
General and administrative	93,148	78,453
Total operating expenses	904,764	687,423
Operating loss	(348,572)	(273,238)
Interest income	54,779	43,131
Other expense, net	(21,302)	(2,562)
Loss before income taxes	(315,095)	(232,669)
Provision for (benefit from) income taxes	2,721	(6,605)
Net loss	(317,816)	(226,064)
Less: net loss attributable to noncontrolling interest	(828)	(437)
Net loss attributable to Snowflake Inc.	$(316,988)	$(225,627)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended April 30,
	2024	2023

Cost of revenue	$32,408	$30,462
Sales and marketing	73,407	72,295
Research and development	194,672	136,417
General and administrative	31,449	25,335
Total stock-based compensation	$331,936	$264,509

The increase in stock-based compensation for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, was primarily attributable to additional equity awards granted to new and existing employees, partially offset by the effects of equity awards that became fully vested.

As of April 30, 2024, total compensation cost related to unvested awards not yet recognized was $3.6 billion, which will be recognized over a weighted-average period of 3.0 years. See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended April 30,
	2024	2023

Revenue	100%	100%
Cost of revenue(1)	33	34
Gross profit	67	66
Operating expenses(1):
Sales and marketing	48	53
Research and development	50	44
General and administrative	11	13
Total operating expenses	109	110
Operating loss	(42)	(44)
Interest income	7	7
Other expense, net	(3)	—
Loss before income taxes	(38)	(37)
Provision for (benefit from) income taxes	—	(1)
Net loss	(38)	(36)
Less: net loss attributable to noncontrolling interest	—	—
Net loss attributable to Snowflake Inc.	(38%)	(36%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended April 30,
	2024	2023

Cost of revenue	4%	5%
Sales and marketing	9	12
Research and development	23	21
General and administrative	4	4
Total stock-based compensation	40%	42%

Comparison of the Three Months Ended April 30, 2024 and 2023

Revenue

	Three Months Ended April 30,
	2024	2023	% Change

	(dollars in thousands)
Revenue:
Product	$789,587	$590,072	34%
Professional services and other	39,122	33,527	17%
Total	$828,709	$623,599	33%
Percentage of revenue:
Product	95%	95%
Professional services and other	5%	5%
Total	100%	100%

Product revenue increased $199.5 million for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 128% as of April 30, 2024.

We had 485 customers with product revenue of greater than $1 million for the trailing 12 months ended April 30, 2024, an increase from 373 customers as of April 30, 2023. Such customers represented approximately 65% and 64% of our product revenue for the trailing 12 months ended April 30, 2024 and 2023, respectively. Within these customers, we had 85 and 31 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended April 30, 2024. The substantial majority of our revenue was derived from existing customers under capacity arrangements, which represented approximately 98% of our revenue for each of the three months ended April 30, 2024 and 2023. The remainder was derived from on-demand arrangements and new customers under capacity arrangements. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $5.6 million for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, as we continued to expand our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended April 30,
	2024	2023	% Change

	(dollars in thousands)
Cost of revenue:
Product	$219,657	$159,378	38%
Professional services and other	52,860	50,036	6%
Total cost of revenue	$272,517	$209,414	30%
Gross profit (loss):
Product	$569,930	$430,694	32%
Professional services and other	(13,738)	(16,509)	(17%)
Total gross profit	$556,192	$414,185	34%
Gross margin:
Product	72%	73%
Professional services and other	(35%)	(49%)
Total gross margin	67%	66%
Headcount (at period end)
Product	417	383
Professional services and other	546	524
Total headcount	963	907

Cost of product revenue increased $60.3 million for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, primarily due to an increase of $34.9 million in third-party cloud infrastructure expenses as a result of increased customer consumption of our platform. Personnel-related costs and allocated overhead costs also increased $8.9 million for the three months ended April 30, 2024, compared to the same period in the prior year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to new and existing employees. The remaining increase in cost of product revenue was primarily driven by an increase of $13.0 million in amortization of capitalized internal-use software development costs and acquired developed technology intangible assets for the three months ended April 30, 2024, compared to the same period in the prior year.

Our product gross margin was 72% for the three months ended April 30, 2024, compared to 73% for the three months ended April 30, 2023. This slight decline is primarily attributable to newly launched product capabilities and features that have not yet reached economies of scale. We expect our product gross margin to fluctuate from period to period due to a number of factors, including, but not limited to: (i) fluctuations in the mix and timing of customers’ consumption, which is inherently variable at our customers’ discretion, (ii) whether or not a customer contracts with us through public cloud marketplaces, (iii) our pricing model and discounting practices, (iv) the extent of our investments in new product capabilities, features, and operations, such as investments in AI Technology and performance improvements that may make our platform or the underlying cloud infrastructure more efficient, (v) stock-based compensation, and (vi) amortization of capitalized internal-use software developed costs and acquired intangible assets.

Cost of professional services and other revenue increased $2.8 million for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, primarily due to increased personnel-related costs and allocated overhead costs, as a result of increased headcount and overall costs to support the growth in our business.

Professional services and other gross margin was (35%) for the three months ended April 30, 2024, compared to (49%) for the three months ended April 30, 2023. We do not believe the year-over-year changes in professional services and other gross margins are meaningful given that our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Three Months Ended April 30,
	2024	2023	% Change

	(dollars in thousands)
Sales and marketing	$400,822	$331,558	21%
Percentage of revenue	48%	53%
Headcount (at period end)	3,130	2,866

Sales and marketing expenses increased $69.3 million for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, primarily due to an increase of $27.5 million in personnel-related costs (excluding commission expenses) and allocated overhead costs, as a result of increased headcount, stock based compensation, and overall costs to support the growth in our business. Expenses associated with sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions, also increased $17.6 million for the three months ended April 30, 2024, compared to the same period in the prior year, primarily attributable to sales commissions tied to customers’ consumption.

The remaining increase in sales and marketing expenses was primarily attributable to increased advertising costs and other expenses associated with our sales, marketing and business development programs, and, to a lesser extent, increased travel-related expenses.

Research and Development

	Three Months Ended April 30,
	2024	2023	% Change

	(dollars in thousands)
Research and development	$410,794	$277,412	48%
Percentage of revenue	50%	44%
Headcount (at period end)	2,108	1,612

Research and development expenses increased $133.4 million for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, primarily due to an increase of $108.8 million in personnel-related costs and allocated overhead costs, as a result of increased stock-based compensation, headcount, and overall costs to support the growth in our business. The increase in personnel-related costs included a $58.3 million increase in stock-based compensation, primarily related to additional equity awards granted to new and existing employees, partially offset by the effects of equity awards that became fully vested. Third-party cloud infrastructure expenses incurred in developing our platform (including with respect to GPUs to develop AI Technology) also increased $24.1 million for the three months ended April 30, 2024, compared to the same period in the prior year.

The overall increase in research and development expenses was partially offset by impairment charges of $7.1 million recognized during the three months ended April 30, 2023. These impairment charges were related to our capitalized internal-use software development costs previously included in construction in progress that were no longer probable of being completed.

General and Administrative

	Three Months Ended April 30,
	2024	2023	% Change

	(dollars in thousands)
General and administrative	$93,148	$78,453	19%
Percentage of revenue	11%	13%
Headcount (at period end)	1,095	925

General and administrative expenses increased $14.7 million for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, primarily due to an increase in personnel-related costs and allocated overhead costs, as a result of increased headcount and overall costs to support the growth in our business.

Interest Income

	Three Months Ended April 30,
	2024	2023	% Change

	(dollars in thousands)
Interest income	$54,779	$43,131	27%

Interest income increased $11.6 million for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, primarily due to higher yields on our cash equivalents and investments in available-for-sale marketable debt securities as a result of increased interest rates. See Note 4, “Cash Equivalents and Investments,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our cash equivalents and investments.

Other Expense, Net

	Three Months Ended April 30,
	2024	2023	% Change

	(dollars in thousands)
Impairments related to strategic investments in non-marketable equity securities	$(18,753)	$—	NM
Net unrealized losses on strategic investments in marketable equity securities	(3,655)	(2,414)	51%
Net realized gains on marketable equity securities sold	1,713	—	NM
Other	(607)	(148)	310%
Other expense, net	$(21,302)	$(2,562)	731%
NM - Not meaningful.

Other expense, net increased $18.7 million for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, primarily due to impairments recorded on our strategic investments in non-marketable equity securities. See Note 5, “Fair Value Measurements,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our strategic investments.

Provision for (Benefit from) Income Taxes

	Three Months Ended April 30,
	2024	2023	% Change

	(dollars in thousands)
Loss before income taxes	$(315,095)	$(232,669)	35%
Provision for (benefit from) income taxes	$2,721	$(6,605)	(141%)
Effective tax rate	(0.9%)	2.8%

Our provision for income taxes was $2.7 million for the three months ended April 30, 2024, compared to our benefit from income taxes of $6.6 million for the three months ended April 30, 2023, primarily due to partial releases of valuation allowances from the business combinations completed during the three months ended April 30, 2023.

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

Liquidity and Capital Resources

As of April 30, 2024, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $4.5 billion. Our cash equivalents and investments primarily consist of corporate notes and bonds, U.S. government and agency securities, commercial paper, money market funds, certificates of deposit, and time deposits.

As of April 30, 2024, our RPO was $5.0 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, but that are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

Our primary source of cash is payments received from our customers. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses, sales and marketing expenses, overhead costs, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our authorized stock repurchase program. As of April 30, 2024, our material cash requirements from known contractual obligations and commitments related primarily to (i) third-party cloud infrastructure agreements, (ii) operating leases for office facilities, and (iii) subscription arrangements used to facilitate our operations at the enterprise level. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. For the three months ended April 30, 2024, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which was filed with the SEC on March 26, 2024. See Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

In May 2024, we entered into an agreement related to a new office facility located in the United States. The lease will commence in fiscal 2025 with an expiration date in fiscal 2039. Total commitment, net of tenant incentives expected to be received, under the lease is estimated to be approximately $96 million.

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The program is funded using our working capital and will expire in March 2025. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. During the three months ended April 30, 2024, we repurchased 3.0 million shares of our outstanding common stock for an aggregate purchase price of $516.3 million, including transaction costs, at a weighted-average price of $173.14 per share. All repurchases were made in open market transactions (including via pre-set trading plans). As of April 30, 2024, $891.9 million remained available for future repurchases under the stock repurchase program. See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

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

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended April 30,
	2024	2023

Net cash provided by operating activities	$355,468	$299,444
Net cash used in investing activities	$(151,178)	$(362,213)
Net cash used in financing activities	$(633,498)	$(223,658)

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (iii) amortization of deferred commissions, (iv) net realized and unrealized losses on strategic investments in equity securities, (v) amortization of operating lease right-of-use assets, (vi) net accretion of discounts on investments, and (vii) deferred income tax benefit or expense, and changes in operating assets and liabilities during each period.

For the three months ended April 30, 2024, net cash provided by operating activities was $355.5 million, consisting of our net loss of $317.8 million, adjusted for non-cash charges of $418.0 million, and net cash inflows of $255.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities during the three months ended April 30, 2024 was a $579.3 million decrease in accounts receivable due to timing of billings and collections as we have historically received a higher volume of customer orders in the fourth fiscal quarter of each year, partially offset by (i) a $261.2 million decrease in deferred revenue due to revenue recognition outpacing invoicing for prepaid capacity agreements, and (ii) a $54.7 million decrease in accrued expenses and other liabilities primarily due to the timing of accruals and payments and purchases under our 2020 Employee Stock Purchase Plan.

For the three months ended April 30, 2023, net cash provided by operating activities was $299.4 million, consisting of our net loss of $226.1 million, adjusted for non-cash charges of $306.4 million, and net cash inflows of $219.1 million provided by changes in our operating assets and liabilities, net of the effects of business combinations.

Net cash provided by operating activities increased $56.0 million for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, primarily due to an increase of $281.6 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect to continue to generate positive net cash flows from operating activities for the fiscal year ending January 31, 2025.

Investing Activities

Net cash used in investing activities for the three months ended April 30, 2024 was $151.2 million, primarily driven by $126.5 million in net purchases of investments and, to a lesser extent, purchases of property and equipment to support our office facilities and capitalized internal-use software development costs.

Net cash used in investing activities for the three months ended April 30, 2023 was $362.2 million, primarily driven by $222.8 million in net purchases of investments, an aggregate of $123.1 million in cash paid for business combinations, net of cash, cash equivalents, and restricted cash acquired, and to a lesser extent, capitalized internal-use software development costs and purchases of property and equipment to support our office facilities.

Financing Activities

Net cash used in financing activities for the three months ended April 30, 2024 was $633.5 million, primarily as a result of $516.3 million in repurchases of our common stock under our authorized stock repurchase program and $174.6 million in taxes paid related to net share settlement of equity awards, partially offset by proceeds of $57.4 million from the issuance of equity securities under our equity incentive plans.

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

There have been no material changes to our critical accounting estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which was filed with the SEC on March 26, 2024.

Recent Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of April 30, 2024, we had $4.5 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, U.S. government and agency securities, commercial paper, money market funds, certificates of deposit, and time deposits. In addition, we had $18.7 million of restricted cash primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term and long-term investments are held for working capital, capital expenditure, and general corporate purposes, including repurchases of our common stock under our stock repurchase program as well as acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or increase of $19.9 million in the market value of our cash equivalents, and short-term and long-term investments as of April 30, 2024.

As of January 31, 2024, we had $4.8 billion of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or increase of $17.6 million, in the market value.

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

In order to manage our exposure to certain foreign currency exchange risks, we utilize foreign currency forward contracts to hedge primarily a portion of our net outstanding monetary assets and liabilities positions and certain intercompany balances denominated in currencies other than the U.S. dollar. From time to time, we may also enter into foreign currency forward contracts, which we designate as cash flow hedges, to manage the volatility in cash flows associated with certain forecasted capital expenditures and a portion of our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. All of our foreign currency forward contracts mature within twelve months. These forward contracts reduced, but did not entirely eliminate, the impact of adverse currency exchange rate movements. We did not enter into these forward contracts for trading or speculative purposes.

We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have had a material impact on our operating results for each of the three months ended April 30, 2024 and 2023. However, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption.

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

The following table presents our strategic investments by type (in thousands):

	April 30, 2024	January 31, 2024

Equity securities:
Non-marketable equity securities under Measurement Alternative	$198,579	$190,238
Non-marketable equity securities under equity method	5,388	5,307
Marketable equity securities	12,606	37,320
Debt securities:
Non-marketable debt securities	1,985	1,500
Total strategic investments—included in other assets	$218,558	$234,365

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue was $828.7 million and $623.6 million for the three months ended April 30, 2024 and 2023, respectively. As a result of our historical rapid growth, limited operating history, and unstable macroeconomic conditions, our ability to accurately forecast our future results of operations, including revenue, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

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
We have experienced net losses in each period since inception. We generated net losses of $317.8 million and $226.1 million for the three months ended April 30, 2024 and 2023, respectively. As of April 30, 2024 and January 31, 2024, we had an accumulated deficit of $4.9 billion and $4.1 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our research and development teams, retain our employees, and acquire other businesses, including in the areas of data science, artificial intelligence, and machine learning. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under our third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems, operating as a public company, and targeting regulated industries or markets. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
The markets in which we operate are highly competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
Our go-to-market strategy is focused on acquiring new customers and driving increased use of our platform by existing customers. The markets in which we operate are rapidly evolving and highly competitive, and the competition we face in such markets continues to increase with our investments in artificial intelligence and machine learning technology, or AI Technology, new workloads types, and new product capabilities, such as our increased support for open data formats that allow customers to use our platform to provide compute services without requiring them to store data (for example, Iceberg tables, which is anticipated to become generally available to our customers during the three months ending July 31, 2024). As these markets continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include:

•large, well-established, public cloud providers that generally compete in all of our markets, including AWS, Azure, and GCP;
•less-established public and private cloud companies with products that compete in some of our markets;
•other established vendors of legacy database solutions or big data offerings; and
•new or emerging entrants seeking to develop competing technologies.

We compete based on various factors, including price, performance, breadth of use cases, multi-cloud availability, brand recognition and reputation, customer support, and differentiated capabilities, including ease of implementation and data migration, ease of administration and use, scalability and reliability, data governance, security and compatibility with existing standards, programming languages, and third-party products. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical, and other resources than we do, and may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements, and buying practices. In addition, we may not be able to respond to market opportunities as quickly as smaller companies. Our support of open data formats may also reduce switching costs between us and our competitors.

We currently only offer our platform on the public clouds provided by AWS, Azure, and GCP, which are also some of our primary competitors. Currently, a substantial majority of our business is run on the AWS public cloud. There is risk that one or more of these public cloud providers could use its respective control of its public clouds to embed innovations or privileged interoperating capabilities in competing products, bundle competing products, provide us unfavorable pricing, leverage its public cloud customer relationships to exclude us from opportunities, and treat us and our customers differently with respect to terms and conditions or regulatory requirements than it would treat its similarly situated customers. Further, they have the resources to acquire, invest in, or partner with existing and emerging providers of competing technologies and thereby accelerate adoption of those competing technologies. All of the foregoing could make it difficult or impossible for us to provide products and services that compete favorably with those of the public cloud providers.

For all of these reasons, competition may negatively impact our ability to acquire new customers and maintain and grow use of our platform, or it may put downward pressure on our prices and gross margins, any of which could materially harm our business, reputation, results of operations, revenue retention rate, and financial condition.
If we fail to innovate in response to changing customer needs, new technologies, or other market requirements, our business, financial condition, and results of operations could be harmed.
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, markets addressed, types of data processed, ease of data ingress and egress, user experience and programming languages, use of artificial intelligence, and data governance and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case, and our customers subsequently began using our platform for additional workloads, including data lake, data engineering, AI/ML, applications, collaboration, cybersecurity, and Unistore. Our future success depends on our ability to continue to innovate rapidly and effectively and increase customer adoption of our platform and the AI Data Cloud, including the Snowflake Marketplace and Snowpark.

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

If we are not successful in executing our investments in AI Technology, including generative AI Technology, our business, financial condition, and results of operations could be harmed.
We are investing significantly in AI Technology. Our investments include internally developing AI Technology, acquiring companies with complementary AI Technology, and partnering with companies to bring AI Technology to our platform. Our competitors are pursuing similar opportunities and may, as a result of greater resources, branding, or otherwise, develop, adopt and implement AI Technology faster or more successfully than we do, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations. In addition, our successful development of AI Technology depends on our access to GPUs, which are currently in high demand. Finally, customers’ use of our AI Technology is often dependent on their ability to meet evolving regulatory standards. If they are unable to do so, they may not use our AI Technology as much as we anticipate. It is also possible that our investments in AI Technology do not result in the benefits we anticipate, or enable us to maintain our competitive advantage, which may adversely affect our business, financial condition, and results of operations. For example, we may not accurately anticipate market demand or offer AI Technology that amplifies our core data platform.
If we or third-party service providers experience an actual or perceived security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.
Our platform processes, stores, and transmits our own sensitive data as well as customers’ and partners’ proprietary, confidential, and sensitive data, such as personal information, protected health information, and financial data. Our platform is built on the infrastructure of third-party public cloud providers, such as AWS, Azure, and GCP. We also use third-party service providers, sub-processors, and technology to help us deliver services to our customers and their end-users, as well as for our internal business operations. Customers may also use third-party technology, such as connectors, to access our platform. These third-party providers may process, store, or transmit data of our employees, partners, customers, and customers’ end-users or may otherwise be used to help operate our technology. Some of this third-party technology, including open-source software, could be used as an attack vector. Even though we may not control the security measures of these third parties, we may incur liability or suffer reputational harm as a result of any breach of such measures.

Threats to information systems and data come from a variety of sources, including traditional computer “hackers,” internal and external personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties that may provide access to our platform are subject to a variety of evolving cyber threats, including unauthorized intrusions, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, social engineering attacks (including through deep fakes and phishing), internal and external personnel misconduct or error, supply-chain attacks, software vulnerabilities, software or hardware disruptions or failures, and attacks enhanced or facilitated by AI Technology, all of which are prevalent in our industry and our customers’ and partners’ industries. Furthermore, future business expansions, acquisitions or partnerships could expose us to additional cybersecurity risks and vulnerabilities. The techniques used to sabotage or obtain unauthorized access to our and third-party providers’ platforms, systems, networks, or physical facilities in which data is stored or processed, or through which data is transmitted change frequently, and are becoming increasingly difficult to detect. In addition, ransomware attacks are becoming more frequent and severe, and we may be unwilling or unable to make ransom payments due to, for example, applicable laws or regulations prohibiting such payments. In general, cybersecurity breaches or security vulnerabilities could lead to significant interruptions in our operations, loss of data and income, reputational harm, diversion of funds, unexpected service interruptions, increased insurance costs, and other harm to our business, reputation, and competitive position. In addition, there can be no assurance that security measures designed to protect against security incidents will be effective.

We are a target of threat actors seeking unauthorized access to our or our customers’ or partners’ systems, data, or technology, or to disrupt our operations or ability to provide our services. Threat actors may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks, or physical facilities utilized by our third-party service providers. We may be unable to detect, mitigate, or remediate vulnerabilities in our information security systems (such as our hardware and software, including that of third parties upon which we rely) on a timely basis. Any security breach of our platform, our operational systems, our software (including open-source software), our physical facilities, or the systems of our third-party service providers or sub-processors, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Security breaches and consequences from breaches, including negative publicity, may also prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

We employ a shared responsibility model where our customers are responsible for using and configuring our platform in a manner that meets applicable cybersecurity standards. As part of this shared security model, customers have sole responsibility for creating and securing their access credentials for our platform. However, even if we are not the cause of a security incident affecting our customers, our relationship with such customers may suffer and we may face reputational damage.

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

Our insurance coverage may not be adequate for liability arising from data security breaches, indemnification obligations, or other liabilities. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements) could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Risks related to our systems and security breaches are likely to increase as we continue to expand our platform and geographic footprint, grow our customer and partner base, and process, store, and transmit increasingly large amounts of data.

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

Further, if our contractual and other business relationships with our public cloud providers are terminated, suspended, or suffer a material change to which we are unable to adapt, such as the elimination of services or features on which we depend, we could be unable to provide our platform and could experience significant delays and incur additional expenses in transitioning customers to a different public cloud provider.

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
•our ability to execute on our business strategy, including our strategies related to the AI Data Cloud, such as Snowpark and the Snowflake Marketplace;
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
•public health crises, such as the COVID-19 pandemic;
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
•significant security breaches of our platform; and
•technical difficulties with, or interruptions to, the delivery and use of our platform.
Any of these factors may cause our results of operations to vary significantly or be adversely affected. If our results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class actions.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products and platform.
We must increase the productivity of our sales and marketing organization to increase our sales to new and existing customers. It requires significant time and resources to effectively onboard new sales and marketing personnel and to train new and existing personnel so they are able to successfully sell our product. We also plan to continue to dedicate significant resources to sales and marketing programs that are industry-specific and focused on large organizations. Once a new customer begins using our platform, our sales team needs to focus on expanding consumption with that customer. All of these efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from our sales force if we are unable to attract, hire, develop, integrate, and retain talented and effective sales personnel, if our sales personnel are unable to achieve desired productivity levels, or if our sales and marketing programs are not effective.
Sales efforts to large customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.
Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, stronger customer leverage in negotiating pricing and other terms, more complex customer requirements, including our ability to partner with third parties that advise such customers or help them integrate their IT solutions, substantial upfront sales costs, less predictability in completing some of our sales, and higher customer support expectations. For example, large customers may require considerable time to evaluate and test our platform or new features prior to making a purchase decision. In addition, large customers may be switching from legacy on-premises solutions when purchasing our products, and may rely on third parties with whom we do not have relationships when making purchasing decisions. A number of factors also influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the renegotiation of existing agreements to cover additional workloads, changing laws, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. We have also historically seen consumption growth from large enterprises take longer than when compared to smaller enterprises. Moreover, large customers often begin to deploy our products on a limited basis but nevertheless demand implementation services and negotiate pricing discounts, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations could be affected.

Unfavorable conditions in our industry or the global economy, or reductions in cloud spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions or volatility in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, bank failures, international trade relations, inflation, and interest rate fluctuations, or the existence of epidemics, pandemics or other public health crises (such as the COVID-19 pandemic), political turmoil and geopolitical conflicts, natural catastrophes, warfare, or terrorist attacks on the United States, Europe, the Asia-Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. For example, the ongoing Hamas-Israel and Russia-Ukraine conflicts have created volatility in the global capital markets and could have further global economic consequences, including disruptions of the global supply chain. In addition, unfavorable conditions in the general economy may negatively impact our customers’ budgets or cash flow, which could impact the contract terms, including payment terms, our customers demand from us. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
Our growth depends on the development, expansion, and success of our partner relationships.
As part of our vision for the AI Data Cloud, we will need to grow and maintain a network of data providers, data consumers, and data application developers. The relationships we have with these partners, and that our partners have with our customers, provide our customers with enhanced value from our platform and the AI Data Cloud, including the Snowflake Marketplace. Our future growth will be increasingly dependent on the success of these relationships, and if we are unsuccessful in growing and maintaining these relationships or the types and quality of data and data applications supported by or available for consumption on our platform, our business, financial condition, and results of operations could be adversely affected.

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
If we are unable to successfully manage the growth of our professional services business and improve our profit margin from these services, our operating results could be harmed.
Our professional services business, which performs implementation services for our customers, has grown larger and more complex as our product revenue has increased. We believe our future success depends in part on investment in professional services to facilitate customer code conversion and migration from legacy solutions and adoption of our platform, especially with large enterprises. As a result, our sales efforts have been and will continue to be focused on helping our customers more quickly realize the value of our platform and the AI Data Cloud rather than on the profitability of our professional services business. We price our professional services based on the anticipated cost of those services and, as a result, we expect to improve the gross profit percentage of our professional services business over time. If we are unable to manage the growth of our professional services business and improve our profit margin from these services, our operating results, including our profit margins, could be harmed.
If we lose key members of our management team or are unable to attract and retain the executives and employees we need to support our operations and growth, our business and future growth prospects may be harmed.
Our success depends in part on the continued services of our executive officers, as well as our other key employees in the areas of research and development and sales and marketing.

From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. For example, in February 2024, Frank Slootman retired as Chief Executive Officer and Sridhar Ramaswamy was appointed to replace him. The loss of one or more of our executive officers or any significant change in executive leadership could harm morale, cause additional personnel to depart, or introduce operational delays or risks as successor executives learn our business, each of which could harm our operating results.

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

In order to continue to hire and retain highly qualified personnel, we will need to continue to hire in new locations around the world and manage return to work and remote working policies, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have and can provide more competitive compensation and benefits. In addition, we require the majority of our employees to work from a physical office, while certain of our competitors allow remote work environments. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines or continues to experience significant volatility, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees. Furthermore, current and prospective employees may believe that their equity award offers have limited upside, and our competitors may be able to offer more appealing compensation packages. In order to retain our existing employees and manage potential attrition, including as a result of any stock price decreases and market volatility that impact the actual or perceived value of our equity awards, we may issue additional equity awards or provide our employees with increased cash compensation, which could negatively impact our results of operations and be dilutive to stockholders. Finally, if we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached our or their legal obligations, resulting in a diversion of our time and resources.

We also believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. As our workforce becomes larger and more distributed around the world, we may not be able to maintain important aspects of our culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel. If we fail to attract and recruit new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
If the availability of our platform does not meet our service-level commitments to our customers, our current and future revenue may be negatively impacted.
We typically commit to our customers that our platform will maintain a minimum service-level of availability. If we are unable to meet these commitments, we may be obligated to provide customers with additional capacity at no cost, which could significantly affect our revenue. We rely on public cloud providers, such as AWS, Azure, and GCP, and any availability interruption in the public cloud could result in us not meeting our service-level commitments to our customers. In some cases, we may not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud. Further, any failure to meet our service-level commitments could damage our reputation and hinder the adoption of our platform, and we could face loss of revenue from reduced future consumption of our platform. Any service-level failures could adversely affect our business, financial condition, and results of operations.

We assume liability for data breaches, intellectual property infringement, and other claims, which exposes us to substantial potential liability.
In our customer contracts and certain strategic partnership agreements, we assume liability for security breaches and data protection claims caused by us and by certain third parties on which we rely. Our contracts with customers, partners, investors, and other third parties may also include indemnification provisions under which we agree to defend and indemnify them against claims and losses arising from alleged infringement, misappropriation, or other violation of intellectual property rights and for other matters. We may not be successful in our attempt to limit our liability and indemnity obligations and obtain corresponding liability and indemnification obligations from vendors and partners that would require them to contribute to our obligations, and an event triggering our liability or indemnity obligations could give rise to multiple claims involving multiple customers or other third parties. There is no assurance that our applicable insurance coverage, if any, would cover, in whole or in part, any such liability or indemnity obligations. We may be liable for up to the full amount of the contractual claims, which could result in substantial liability or material disruption to our business or could negatively impact our relationships with customers or other third parties, reduce demand for our platform, and adversely affect our business, financial condition, and results of operations.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. For example, during the fiscal year ended January 31, 2024, we acquired several companies, including Samooha, Inc., a privately-held company which developed data clean room technology; Neeva Inc., a privately-held internet search company which leveraged generative artificial intelligence; Mountain US Corporation (f/k/a Mobilize.net Corporation), a privately-held company which provided a suite of tools for efficiently migrating databases to the AI Data Cloud; and LeapYear Technologies, Inc., a privately-held company which provided a differential privacy platform. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, financing, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or unexpected costs assimilating or integrating the businesses, technologies, products, personnel, contracts or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers, suppliers, or partners of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, we may inherit commitments, risks, and liabilities of companies that we acquire that we are unable to successfully mitigate and that may be amplified by our existing business. Finally, our acquisitions or investments may result in disputes or litigation, including in connection with the achievement of earnouts.

As part of our corporate development program, we invest in companies to support our key business initiatives. These companies range from early, growth stage companies to mature companies with established revenue streams. Our strategic investments are subject to risk of inability to achieve the desired strategic synergies and partial or total loss of investment capital. Furthermore, our competitors may invest in these companies alongside us, and may obtain information about our corporate development program or other business plans. The financial success of our investment is typically dependent on an exit in favorable market conditions. To the extent any of the companies in which we invest are not successful, which can include failure to achieve strategic business objectives as well as failure to achieve a favorable exit, we could recognize an impairment or loss on all or part of our investment. In addition, in certain cases we may be required to consolidate one or more of our strategic investee’s financial results into ours. Fluctuations in any such investee’s financial results, due to general market conditions, bank failures, or otherwise, could negatively affect our condensed consolidated financial condition, results of operations, cash flows, or the price of our common stock. If one or more of such investees fails to timely provide us with information necessary for the preparation of our condensed consolidated financial statements and disclosures, we may be unable to report our financial results in a timely manner, which would negatively affect our business and the price of our common stock.

We also enter into strategic partnerships where we agree to incorporate third-party technologies into our platform and services. In some cases, we have revenue-sharing arrangements with our strategic partners who supply the technology. We may be unable to reach agreements with potential strategic partners on terms acceptable to us, if at all, and we may not be successful in partnering with the companies that have the technologies we need. Such strategic partnerships are also subject to a number of risks, including with respect to security controls, indemnification obligations, and ownership of intellectual property and other proprietary information. Any of the foregoing could harm our business, financial position, and results of operations.
Seasonality may cause fluctuations in our remaining performance obligations or in customer consumption.
Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. As a result, we have historically seen higher non-GAAP free cash flow in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been the highest in the fourth fiscal quarter of each year. We may not be successful in our attempt to align our cash outflows with our cash receipts, particularly since we expect this seasonality to become more pronounced as we continue to target large enterprise customers based on their procurement, budgeting, and deployment cycles. In addition, while consumption is typically lower during holidays, the magnitude of any decrease is difficult to predict and that may result in inaccurate financial guidance. For more information about non-GAAP free cash flow, including a definition of non-GAAP free cash flow and a reconciliation of free cash flow to the most directly comparable financial measure calculated in accordance with U.S. generally accepted accounting principles (GAAP), see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We do business with federal, state, local, and foreign governments and agencies, and heavily regulated organizations; as a result, we face risks related to the procurement process, budget, delays, and product decisions driven by statutory and regulatory determinations, termination of contracts, and compliance with government contracting requirements.
We provide our platform to the U.S. government, state and local governments, foreign governments, and heavily regulated organizations directly and through our partners. We have made, and may continue to make, significant investments to support future sales opportunities in the government sector, including obtaining government certifications. However, government certification requirements may change, we may be unable to achieve or sustain one or more required government certifications, or we may be required to make unexpected changes to our business, operations or products to obtain or sustain such certifications. As a result, our ability to sell into the government sector could be restricted until we satisfy the requirements of such certifications.

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

In addition, federal, state, and local governments and regulators routinely investigate and audit contractors for compliance with applicable laws, regulations, and contractual provisions. If, as a result of an audit or investigation, it is determined that we have failed to comply with applicable requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits or payments we have received, costs associated with the triggering of price reduction clauses, fines, loss of a government certification, and suspensions or debarment from future government business, and we may suffer reputational harm.

Further, we are increasingly investing in doing business with customers and partners in heavily regulated industries, such as the financial services and health care industries. Existing and prospective customers, such as those in these industries, may be required to comply with more stringent regulations in connection with using and implementing our platform or services or particular regulations regarding third-party vendors that may be interpreted differently by different customers. In addition, regulatory agencies may impose requirements toward third-party vendors generally, or our company in particular, that we may not be able to, or may choose not to, meet. We may make special compliance commitments that are more expensive to satisfy than we anticipate, or that we are unable to satisfy. In addition, customers in these heavily regulated areas and their regulators often have a right to conduct audits of our systems, products, and practices. In the event that one or more customers or their regulators determine that some aspect of our business does not meet regulatory requirements, we may be limited in our ability to continue or expand our business.

Our customers also include a number of non-U.S. governments, to which similar procurement, budgetary, contract, and audit risks of U.S. government contracting also apply, particularly in certain emerging markets where our customer base is less established. Such sales may also heighten our exposure to liabilities under anti-corruption laws. In addition, compliance with complex regulations, security certifications, and contracting provisions in a variety of jurisdictions can be expensive and consume significant financial and management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Further, our business and results of operations could be harmed if our efforts to do business with governments and heavily regulated organizations do not generate the anticipated increases in revenue. Each of these difficulties could materially adversely affect our business and results of operations.

Any litigation against us could be costly and time-consuming to defend.
From time to time, we may become subject to legal proceedings and claims, such as claims brought by our customers in connection with commercial disputes, employment claims, including claims related to the loss of employee equity grants upon termination, intellectual property claims, or securities class actions or other claims related to volatility in the trading price of our common stock. For example, we are currently subject to a securities class action lawsuit in federal court alleging federal securities law violations in connection with our initial public offering (IPO). See the section titled “Legal Proceedings” for more information. Litigation could result in substantial costs and divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Our existing insurance might not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims, or continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.
Natural disasters, public health crises, and other catastrophic events could have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and our customers operate.
Our platform and the public cloud infrastructure on which our platform relies are vulnerable to damage or interruption from catastrophic events, such as earthquakes, floods, fires, power loss, telecommunication failures, cyber attacks, military conflict or war, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, and epidemics, pandemics or other public health crises, such as the COVID-19 pandemic. Some of our U.S. corporate offices in which we operate and certain of the public cloud data centers on which our platform runs are located in the San Francisco Bay Area and Pacific Northwest, regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our public cloud providers could result in disruptions, outages, and other performance and quality problems.

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 24% of our revenue for the three months ended April 30, 2024. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, including China, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
We expect to invest substantial time and resources to further expand our international operations, and, if we are unable to do so successfully and in a timely manner, our business and results of operations could suffer.
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
•economic or political instability;
•a slowdown in China’s economy; and
•a government-controlled foreign exchange rate and capital controls, including limitations on the convertibility of the Chinese yuan to other currencies.
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
To be successful, we must protect our business, technology and brand in the United States and other jurisdictions through trademarks, trade secrets, patents, copyrights, service marks, invention assignments, contractual restrictions, and other intellectual property rights and confidentiality procedures. Despite our efforts to implement these protections, they may not protect our business or provide us with a competitive advantage for a variety of reasons, including:

•the failure by us to obtain patents and other intellectual property rights for important innovations or maintain appropriate confidentiality and other protective measures to establish and maintain our trade secrets;
•to the extent a customer or partner owns any intellectual property created through a professional services or other engagement, our inability to use or monetize that intellectual property as part of our business;
•uncertainty in, and evolution of, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights;
•potential invalidation of our intellectual property rights through administrative processes or litigation;
•our inability to detect and protect against infringement or other misappropriation of our intellectual property rights by third parties;
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
We use open-source software in our platform and in our professional service engagements. From time to time, companies that use third-party open-source software have faced claims challenging the use of such open-source software and their compliance with the terms of the applicable open-source license. We may be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. Additionally, despite our policies and procedures designed to govern our use of open-source software, we may incorporate open-source software with onerous licensing terms, including the obligation to make our source code available for others to use or modify without compensation to us, or inadvertently use third-party open-source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. If we receive an allegation that we have violated an open-source license, we may incur significant legal expenses, be subject to damages, be required to redesign our product to remove the open-source software or publicly release certain portions of our proprietary source code, or be required to comply with onerous license restrictions, any of which could have a material impact on our business. Even in the absence of a claim, if we discover the use of open-source software inconsistent with our policies, we could expend significant time and resources to replace the open-source software or obtain a commercial license, if available. All of these risks are heightened by the fact that the ownership of open-source software can be uncertain, leading to litigation, that many of the licenses applicable to open-source software have not been interpreted by courts, and that these licenses could be construed to impose unanticipated conditions or restrictions on our ability to commercialize our products. Any use of open-source software inconsistent with our policies or licensing terms could harm our business and financial position.
Risks Related to Our Legal, Regulatory, and Tax Environment
We are subject to stringent and changing obligations related to data, including data privacy and security, and the failure or perceived failure to comply with these obligations could result in significant fines and liability or otherwise result in substantial harm to our business and prospects.
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
•India’s Digital Personal Data Protection Act (DPDP Act), which was passed in August 2023, imposes strict rules regarding the collection, use, processing and storage of personal data in India. The DPDP Act will not come into effect until the Indian government provides notice of an effective date, which is expected in 2024.

•The EU has proposed the Regulation on Privacy and Electronic Communications, which, if adopted, would impose new obligations on using personal information in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing.
•Certain other jurisdictions have enacted data localization laws and cross-border personal information transfer laws, such as Brazil and China, which could make it more difficult for us to transfer personal information across jurisdictions (such as transferring or receiving personal or other sensitive information that originates in the EU or China), or to enable our customers to transfer or replicate their data across jurisdictions using our platform. Existing mechanisms that may facilitate cross-border personal information transfers may change or be invalidated. Because our business model involves transmitting and mobilizing data across geographical areas, an inability or material limitation on our ability to transfer personal data to the United States or other countries could materially impact our business operations and revenue.

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

Any actual or perceived non-compliance with applicable data privacy and security obligations by us or our third-party service providers and sub-processors could result in proceedings, investigations, or claims against us by regulatory authorities, customers, or others, leading to reputational harm, higher liability and indemnity obligations, significant fines, litigation costs, additional reporting requirements or oversight, bans on processing personal information, orders to destroy or not use personal information, limitations in our ability to develop or commercialize our platform, inability to process personal information or operate in certain jurisdictions, and other damages. For example, if regulators assert that we have failed to comply with the GDPR or U.K. GDPR, we may be subject to fines of up to (i) 20.0 million Euros or 17.5 million British pounds, as applicable, or (ii) 4% of our worldwide annual revenue, whichever is greater, as well as potential data processing restrictions and penalties. In addition, private plaintiffs have become increasingly active in bringing privacy- and information security-related claims against companies, including class action claims. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Even if we are not determined to have violated these laws and other obligations, investigations into these issues typically require the expenditure of significant resources and generate negative publicity. In addition, any failure by us or our third-party service providers and sub-processors to comply with applicable obligations could result in proceedings against us. Certain regulators, such as the FTC, may prohibit our use of certain personal information as a result of such proceedings. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

We publish privacy policies, certifications and other documentation regarding our security program and our collection, processing, use, and disclosure of personal information or other confidential information. We or our vendors may fail to comply with these policies, certifications, or documentation, or may be perceived to have failed to do so. Claims by regulators or private parties that we have not followed our published documentation or otherwise violated individuals’ privacy rights or failed to comply with data protection laws, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Issues in the development and use of AI Technology, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.
The legal and regulatory landscape applicable to AI Technology is uncertain and is evolving rapidly, which may result in new and enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation or financial condition, or results of operations. For example, states, regions, and supranational bodies, including the European Union and the United States, have passed or proposed new rules and regulations related to the use or sale of AI Technology. These regulations may impose onerous obligations related to our development, offering, and use of AI Technology and expose us to an increased risk of regulatory enforcement and litigation. If we cannot use AI Technology or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

In particular, there is significant uncertainty surrounding the applications of intellectual property and privacy laws to AI Technology. Intellectual property ownership and license rights, including copyright, surrounding AI Technology have not been fully addressed by courts or other federal or state laws or regulations, and our use of AI Technology or adoption of AI Technology into our products and services may result in disputes with respect to ownership or intellectual property, or exposure to claims of copyright or other intellectual property misappropriation. In addition, our AI Technology may involve the processing of personal and other sensitive data and may be subject to laws, policies, legal obligations, and contractual requirements related to privacy, data protection, and information security. Certain privacy laws extend rights to consumers (such as the right to obtain consent or delete certain personal data) and regulate automated decision making. An alleged or actual failure to meet these obligations may lead to regulatory investigations and fines or penalties, require us to change our business practices or retrain our algorithms, or prevent or limit our use of AI Technology. For example, the FTC has required other companies to turn over or disgorge valuable insights or trainings generated through the use of AI Technology where the FTC determined such companies violated privacy and consumer protection laws. We may also be held liable for intellectual property, privacy, or other legal violations of third-party AI Technology that we use, and that we may not have full recourse for any damages that we suffer (for example, our use of third-party AI Technology may be subject to limitations of liability or provide no liability coverage (e.g., free or open-source technology)).

The algorithms or training methodologies used in the AI Technology we use or offer may be flawed. Data sets may be overly broad, insufficient, or contain inappropriately biased information. Our generative AI Technology may also generate outputs that are inaccurate, misleading, harmful, or otherwise flawed. This may happen if the inputs that the model relied on were inaccurate, incomplete, or flawed (including if a bad actor “poisons” the model with bad inputs or logic), or if the logic of the algorithm is flawed (a so-called “hallucination”). Our customers or others may rely on or use such outputs to their detriment, or it may lead to adverse outcomes, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. Finally, if we enable or offer services or technologies that draw scrutiny or controversy, we may experience brand or reputational harm, competitive harm, and/or legal liability.
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

We may be held responsible for the actions of our employees, agents, customers, partners, suppliers and other third parties with which we do business if such actions violate our policies and applicable law. As we expand internationally and into the public sector market, our risks under these laws may increase.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption, anti-bribery, or anti-money laundering laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition, and results of operations could be harmed.
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

Obtaining the necessary export license or other authorization for a particular sale can be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by various U.S. agencies, including the U.S. Treasury Department’s Office of Foreign Assets Control, that prohibit the sale or supply of most products and services to embargoed jurisdictions or sanctioned parties. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers.

If our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from using our platform globally, or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology. Any change in export or import regulations, economic sanctions, or related legislation, increased export and import controls, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or our decreased ability to export or sell our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, financial condition, and results of operations.
Our international operations may subject us to greater than anticipated tax liabilities.
We are expanding our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions depend on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 legislation informally titled the Tax Act significantly reformed the Internal Revenue Code of 1986, as amended (the Code). In August 2022, the United States passed the Inflation Reduction Act, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on stock repurchases. In February 2023, our board of directors authorized the repurchase of up to $2.0 billion of our common stock through a stock repurchase program. We do not expect the excise tax on repurchases under our stock repurchase program to have a material impact on our aggregate tax liability. In addition, many countries have recently proposed, recommended, or enacted changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

Over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. As of February 2024, more than 140 countries have approved a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Similarly, the European Commission and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services), which could apply to our business.

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
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•the effects of acquisitions and divestitures.
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

•variance in our actual or projected financial performance from expectations of securities analysts and investors;
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
•our involvement in litigation and the development and outcome of such litigation;
•changes in senior management or key personnel;
•fluctuations in company valuations, particularly valuations of high-growth or cloud companies, perceived to be comparable to us;
•the trading volume of our common stock;
•purchase and sale of our common stock by our insiders or our other stockholders;
•changes in the anticipated future size and growth rate of our market;
•our issuance or repurchase of shares of our common stock or securities convertible into or exchangeable for share of our common stock; and
•general political, social, economic, and market conditions.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, such as recessions, inflation, interest rate changes, or international currency fluctuations, may also negatively impact the market price of our common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been, and may be in the future, the target of this type of litigation, which could result in substantial expenses and divert our management’s attention. We are currently subject to a securities class action lawsuit in federal court. See the section titled “Legal Proceedings” for more information.
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

The shares of common stock subject to outstanding options, restricted stock unit, and other equity awards under our equity incentive plans, and the shares reserved for future issuance under our equity incentive plans, will become eligible for sale in the public market upon issuance, subject to compliance with applicable securities laws.

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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with evolving laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
Increasing scrutiny and changing expectations from global regulations, our investors, customers, and employees with respect to ESG may impact our reputation and business.
Companies across many industries are facing increasing scrutiny related to their environmental, social and governance (ESG) practices and reporting, both in the United States and internationally. For example, new domestic and international laws and regulations relating to ESG matters, including environmental sustainability and climate change and human capital management, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. Our response to increased ESG disclosure requirements may require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk and cost. To the extent we share information about our ESG practices, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. In addition, we may communicate ESG goals or initiatives from time to time, which can be costly to achieve and difficult to implement. There is no assurance that we will achieve any of these goals, that our initiatives will achieve their intended outcome, and our ability to implement these ESG-related initiatives or achieve ESG-related goals may be dependent on external factors outside our control.

Further, we may experience backlash from customers, government entities, advocacy groups, employees, or other stakeholders who disagree with our actual or perceived positions, or with our lack of position on social, environmental, governance, political, public policy, economic, geopolitical, or other sensitive issues. Any perceived lack of transparency about these matters could harm our brand and reputation, our employees’ engagement and retention, and the willingness of our customers and partners to do business with us.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have established an internal audit group, and as we continue to grow, we expect to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and update the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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
•establish an advance notice procedure for stockholder proposals to be brought before an annual or special meeting, including proposed nominations of persons for election to our board of directors;
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to our company or our stockholders, any action asserting a claim against us arising out of or pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, any action as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim against us or any of our current or former directors, officers, or other employees that is governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents our stock repurchase activity under our authorized stock repurchase program for the three months ended April 30, 2024 (in thousands, except for per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(1)

February 1, 2024 to February 28, 2024	—	$—	—	$1,408,268
March 1, 2024 to March 31, 2024	2,982	$173.14	2,982	$891,939
April 1, 2024 to April 30, 2024	—	$—	—	$891,939
Total	2,982		2,982

________________
(1)In February 2023, our board of directors authorized, and on March 1, 2023, we publicly announced, a stock repurchase program of up to $2.0 billion of our outstanding common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The program is funded using our working capital and will expire in March 2025. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.
(2)Weighted-average price paid per share includes transaction costs associated with the repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares Subject to Trading Arrangement	Expiration Date
Frank Slootman, Director	Adopted	March 25, 2024	X		1,024,562(1)	December 17, 2024
Grzegorz J. Czajkowski, EVP, Engineering & Support	Terminated	March 27, 2024(2)	X		561,001(1)	March 31, 2025
Grzegorz J. Czajkowski, EVP, Engineering & Support	Adopted	March 27, 2024	X		1,279,758(1)	June 24, 2025
Teresa Briggs, Director	Adopted	March 29, 2024	X		848	July 9, 2024
Benoit Dageville, President of Products and Director	Adopted	March 29, 2024	X		420,136(1)(3)	June 27, 2025
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(1) The actual number of shares subject to the trading arrangement under the Rule 10b5-1 Plan may be different due to (i) our withholding of certain shares to satisfy tax withholding obligations in connection with the vesting of restricted stock units and/or (ii) the amount of whole shares distributed in connection with the vesting of restricted stock units due to rounding, as applicable.
(2) The trading arrangement was originally adopted on December 22, 2023.
(3) The trading arrangement provides for a gift of up to 90,000 shares of our common stock.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	9/18/2020
3.2	Amended and Restated Bylaws of Snowflake Inc.	8-K	001-39504	3.1	11/29/2023
3.3	Certificate of Retirement.	8-K	001-39504	3.1	3/3/2021
10.1+	Amended and Restated Offer Letter by and between Snowflake Inc. and Sridhar Ramaswamy, dated February 27, 2024.	8-K	001-39504	10.1	2/28/2024
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Snowflake Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
						X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

+ Management contract or compensatory plan or arrangement.
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

Date: May 31, 2024

SNOWFLAKE INC.

By:	/s/ Sridhar Ramaswamy
Name:	Sridhar Ramaswamy
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Emily Ho
Name:	Emily Ho
Title:	Chief Accounting Officer
(Principal Accounting Officer)