Form 10-Q
period 2024-07-31
Snowflake Inc.
filed 2024-08-29
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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

As of August 20, 2024, there were 335.2 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding.

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
•our ability to continue to innovate and make new features generally available to customers, including our development and use of artificial intelligence and machine learning, and our customers’ adoption and use of such features;
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
•If we, our customers, or third-party service providers experience an actual or perceived security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.
•We or our third-party service providers could suffer disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	July 31, 2024	January 31, 2024

Assets
Current assets:
Cash and cash equivalents	$1,282,045	$1,762,749
Short-term investments	1,948,462	2,083,499
Accounts receivable, net	431,597	926,902
Deferred commissions, current	86,899	86,096
Prepaid expenses and other current assets	149,085	180,018
Total current assets	3,898,088	5,039,264
Long-term investments	697,406	916,307
Property and equipment, net	264,778	247,464
Operating lease right-of-use assets	272,459	252,128
Goodwill	984,076	975,906
Intangible assets, net	286,538	331,411
Deferred commissions, non-current	177,457	187,093
Other assets	363,084	273,810
Total assets	$6,943,886	$8,223,383
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$134,537	$51,721
Accrued expenses and other current liabilities	448,926	446,860
Operating lease liabilities, current	32,843	33,944
Deferred revenue, current	1,848,376	2,198,705
Total current liabilities	2,464,682	2,731,230
Operating lease liabilities, non-current	279,969	254,037
Deferred revenue, non-current	12,280	14,402
Other liabilities	49,367	33,120
Total liabilities	2,806,298	3,032,789
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of each July 31, 2024 and January 31, 2024	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized, 335,620 and 334,453 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively (excluding 200 shares held by a wholly-owned subsidiary and treated as treasury stock for accounting purposes as of each July 31, 2024 and January 31, 2024); 185,461 Class B shares authorized, zero shares issued and outstanding as of each July 31, 2024 and January 31, 2024	34	34
Treasury stock, at cost; 460 and 492 shares held as of July 31, 2024 and January 31, 2024, respectively	(62,800)	(67,140)
Additional paid-in capital	9,822,965	9,331,238
Accumulated other comprehensive loss	(5,379)	(8,220)
Accumulated deficit	(5,625,819)	(4,075,604)
Total Snowflake Inc. stockholders’ equity	4,129,001	5,180,308
Noncontrolling interest	8,587	10,286
Total stockholders’ equity	4,137,588	5,190,594
Total liabilities and stockholders’ equity	$6,943,886	$8,223,383
See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Revenue	$868,823	$674,018	$1,697,532	$1,297,617
Cost of revenue	288,078	218,392	560,595	427,806
Gross profit	580,745	455,626	1,136,937	869,811
Operating expenses:
Sales and marketing	400,625	343,288	801,447	674,846
Research and development	437,660	313,996	848,454	591,408
General and administrative	97,763	83,749	190,911	162,202
Total operating expenses	936,048	741,033	1,840,812	1,428,456
Operating loss	(355,303)	(285,407)	(703,875)	(558,645)
Interest income	49,265	50,280	104,044	93,411
Other income (expense), net	(7,946)	4,086	(29,248)	1,524
Loss before income taxes	(313,984)	(231,041)	(629,079)	(463,710)
Provision for (benefit from) income taxes	3,786	(3,721)	6,507	(10,326)
Net loss	(317,770)	(227,320)	(635,586)	(453,384)
Less: net loss attributable to noncontrolling interest	(871)	(453)	(1,699)	(890)
Net loss attributable to Snowflake Inc.	$(316,899)	$(226,867)	$(633,887)	$(452,494)
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(0.95)	$(0.69)	$(1.90)	$(1.39)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	334,071	327,335	333,830	325,772

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Net loss	$(317,770)	$(227,320)	$(635,586)	$(453,384)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale debt securities	10,304	(1,575)	2,883	5,869
Other	30	159	(42)	159
Total other comprehensive income (loss)	10,334	(1,416)	2,841	6,028
Comprehensive loss	(307,436)	(228,736)	(632,745)	(447,356)
Less: comprehensive loss attributable to noncontrolling interest	(871)	(453)	(1,699)	(890)
Comprehensive loss attributable to Snowflake Inc.	$(306,565)	$(228,283)	$(631,046)	$(446,466)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended July 31, 2024
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—April 30, 2024	335,264	$34	(469)	$(63,958)	$9,546,792	$(15,713)	$(4,908,921)	$4,558,234	$9,458	$4,567,692
Issuance of common stock upon exercise of stock options	1,816	—	—	—	12,963	—	—	12,963	—	12,963
Vesting of restricted stock units	2,264	1	—	—	(1)	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(767)	—	—	—	(98,881)	—	—	(98,881)	—	(98,881)
Repurchases and retirement of common stock	(2,957)	(1)	—	—	—	—	(399,999)	(400,000)	—	(400,000)
Reissuance of treasury stock upon settlement of equity awards	—	—	9	1,158	(1,156)	—	—	2	—	2
Stock-based compensation	—	—	—	—	363,248	—	—	363,248	—	363,248
Other comprehensive income	—	—	—	—	—	10,334	—	10,334	—	10,334
Net loss	—	—	—	—	—	—	(316,899)	(316,899)	(871)	(317,770)
BALANCE—July 31, 2024	335,620	$34	(460)	$(62,800)	$9,822,965	$(5,379)	$(5,625,819)	$4,129,001	$8,587	$4,137,588

	Three Months Ended July 31, 2023
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—April 30, 2023	326,312	$33	(500)	$(68,299)	$8,450,433	$(30,828)	$(3,065,096)	$5,286,243	$11,742	$5,297,985
Issuance of common stock upon exercise of stock options	2,480	—	—	—	16,194	—	—	16,194	—	16,194
Vesting of early exercised stock options	—	—	—	—	61	—	—	61	—	61
Vesting of restricted stock units	1,637	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(551)	—	—	—	(99,902)	—	—	(99,902)	—	(99,902)
Stock-based compensation	—	—	—	—	312,625	—	—	312,625	—	312,625
Other comprehensive loss	—	—	—	—	—	(1,416)	—	(1,416)	—	(1,416)
Net loss	—	—	—	—	—	—	(226,867)	(226,867)	(453)	(227,320)
BALANCE—July 31, 2023	329,878	$33	(500)	$(68,299)	$8,679,411	$(32,244)	$(3,291,963)	$5,286,938	$11,289	$5,298,227

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended July 31, 2024
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2024	334,453	$34	(492)	$(67,140)	$9,331,238	$(8,220)	$(4,075,604)	$5,180,308	$10,286	$5,190,594
Issuance of common stock upon exercise of stock options	3,186	—	—	—	23,480	—	—	23,480	—	23,480
Issuance of common stock under employee stock purchase plan	346	—	—	—	46,735	—	—	46,735	—	46,735
Issuance of common stock in connection with a business combination	1	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	5,452	1	—	—	(1)	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(1,879)	—	—	—	(275,965)	—	—	(275,965)	—	(275,965)
Repurchases and retirement of common stock	(5,939)	(1)	—	—	—	—	(916,328)	(916,329)	—	(916,329)
Reissuance of treasury stock upon settlement of equity awards	—	—	32	4,340	(4,257)	—	—	83	—	83
Stock-based compensation	—	—	—	—	701,735	—	—	701,735	—	701,735
Other comprehensive income	—	—	—	—	—	2,841	—	2,841	—	2,841
Net loss	—	—	—	—	—	—	(633,887)	(633,887)	(1,699)	(635,586)
BALANCE—July 31, 2024	335,620	$34	(460)	$(62,800)	$9,822,965	$(5,379)	$(5,625,819)	$4,129,001	$8,587	$4,137,588

	Six Months Ended July 31, 2023
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2023	323,305	$32	—	$—	$8,210,750	$(38,272)	$(2,716,074)	$5,456,436	$12,179	$5,468,615
Issuance of common stock upon exercise of stock options	4,856	1	—	—	31,526	—	—	31,527	—	31,527
Issuance of common stock under employee stock purchase plan	312	—	—	—	37,065	—	—	37,065	—	37,065
Vesting of early exercised stock options	—	—	—	—	122	—	—	122	—	122
Vesting of restricted stock units	3,499	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(1,189)	—	—	—	(188,905)	—	—	(188,905)	—	(188,905)
Repurchases of common stock as treasury stock	—	—	(500)	(68,299)	—	—	—	(68,299)	—	(68,299)
Repurchases and retirement of common stock	(905)	—	—	—	—	—	(123,395)	(123,395)	—	(123,395)
Stock-based compensation	—	—	—	—	588,853	—	—	588,853	—	588,853
Other comprehensive income	—	—	—	—	—	6,028	—	6,028	—	6,028
Net loss	—	—	—	—	—	—	(452,494)	(452,494)	(890)	(453,384)
BALANCE—July 31, 2023	329,878	$33	(500)	$(68,299)	$8,679,411	$(32,244)	$(3,291,963)	$5,286,938	$11,289	$5,298,227
See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(635,586)	$(453,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,332	52,447
Non-cash operating lease costs	27,568	25,653
Amortization of deferred commissions	45,586	35,853
Stock-based compensation, net of amounts capitalized	687,936	564,231
Net accretion of discounts on investments	(24,772)	(32,992)
Net realized and unrealized losses (gains) on strategic investments in equity securities	27,203	(2,895)
Deferred income tax	49	(12,894)
Other	1,918	11,812
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	492,192	309,843
Deferred commissions	(36,754)	(40,992)
Prepaid expenses and other assets	33,347	46,916
Accounts payable	91,425	17,469
Accrued expenses and other liabilities	4,637	27,106
Operating lease liabilities	(25,289)	(16,023)
Deferred revenue	(349,459)	(149,515)
Net cash provided by operating activities	425,333	382,635
Cash flows from investing activities:
Purchases of property and equipment	(21,562)	(13,268)
Capitalized internal-use software development costs	(13,396)	(17,215)
Cash paid for business combinations, net of cash, cash equivalents, and restricted cash acquired	(8,906)	(264,571)
Purchases of intangible assets	—	(27,480)
Purchases of investments	(1,274,742)	(1,725,964)
Sales of investments	40,797	7,266
Maturities and redemptions of investments	1,511,458	1,780,061
Settlement of cash flow hedges	(749)	—
Net cash provided by (used in) investing activities	232,900	(261,171)
Cash flows from financing activities:
Proceeds from exercise of stock options	23,664	31,519
Proceeds from issuance of common stock under employee stock purchase plan	46,735	37,065
Taxes paid related to net share settlement of equity awards	(278,114)	(182,710)
Repurchases of common stock	(916,329)	(191,694)
Net cash used in financing activities	(1,124,044)	(305,820)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,909)	1,005

	Six Months Ended July 31,
	2024	2023

Net decrease in cash, cash equivalents, and restricted cash	(467,720)	(183,351)
Cash, cash equivalents, and restricted cash—beginning of period	1,780,977	956,731
Cash, cash equivalents, and restricted cash—end of period	$1,313,257	$773,380
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$20,168	$6,474
Stock-based compensation included in capitalized software development costs	$17,141	$24,622
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other current liabilities	$4,719	$6,249
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,282,045	$755,192
Restricted cash—included in other assets and prepaid expenses and other current assets	31,212	18,188
Total cash, cash equivalents, and restricted cash	$1,313,257	$773,380
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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of July 31, 2024 and the results of operations for the three and six months ended July 31, 2024 and 2023, and cash flows for the six months ended July 31, 2024 and 2023. The condensed balance sheet as of January 31, 2024 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended July 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	July 31, 2024	January 31, 2024

United States	$418,999	$379,664
Other(1)	118,238	119,928
Total	$537,237	$499,592
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of July 31, 2024 and January 31, 2024.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which was filed with the SEC on March 26, 2024. During the six months ended July 31, 2024, the Company updated its revenue recognition accounting policy, as described below. This update was made due to the developments in the Company’s business in connection with a new product capability that became generally available to customers during the three months ended July 31, 2024. Other than this update, there have been no significant changes to the Company’s accounting policies.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) for all periods presented.

The Company delivers its platform over the internet as a service. Customers choose to consume the platform under either capacity arrangements, in which customers commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which the Company charges for use of the platform monthly in arrears. Under capacity arrangements, from which a majority of revenue is derived, the Company typically bills its customers annually in advance of their consumption. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount under a capacity contract or following the expiration of a customer’s capacity contract. Revenue from on-demand arrangements represented approximately 2% of our revenue for each of the three and six months ended July 31, 2024 and 2023. The Company recognizes revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. Deployment fees are recognized ratably over the contract term.

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

Prior to June 2024, the Company treated consumption of its platform for compute, storage, and data transfer resources as a single performance obligation because they were consumed by customers as a single, integrated offering. Each of compute, storage and data transfer worked together to drive consumption on the Company’s platform.

In June 2024, the Company made Iceberg tables generally available to its customers, enabling them to use the Snowflake platform for compute services without requiring storage. As a result, starting from June 2024, customers are allowed to select compute, storage, and data transfer resources separately, at their discretion. Consequently, the Company treats the consumption of its platform for compute, storage, and data transfer resources as separate and distinct performance obligations. This change did not have a material impact on the Company’s condensed consolidated financial statements for any period presented.

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

4) Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative SSP basis. The determination of a relative SSP for each distinct performance obligation requires judgment. The Company determines SSP for performance obligations based on an observable standalone selling price when it is available, as well as other factors, including the overall pricing objectives, which take into consideration market conditions and customer-specific factors, including a review of internal discounting tables, the services being sold, the volume of capacity commitments, the estimated mix of compute, storage, and data transfer, and other factors. The observable standalone selling price is established based on the price at which products and services are sold separately. If an SSP is not observable through past transactions, the Company estimates it using available information including, but not limited to, market data and other observable inputs.

5) Recognize revenue when or as the Company satisfies a performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. Revenue is recognized when control of the services is transferred to the customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company determined an output method for capacity arrangements to be the most appropriate measure of progress because it most faithfully represents when the value of the services is simultaneously received and consumed by the customer, and control is transferred. Virtual private deployment fees are recognized ratably over the term of the deployment as the deployment service represents a stand-ready performance obligation provided throughout the deployment term.

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

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations

Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Product revenue	$829,250	$640,209	$1,618,837	$1,230,281
Professional services and other revenue	39,573	33,809	78,695	67,336
Total	$868,823	$674,018	$1,697,532	$1,297,617

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Americas:
United States	$663,630	$516,367	$1,295,671	$999,356
Other Americas(1)	22,777	17,842	46,512	34,698
EMEA(1)(2)	137,872	106,284	269,529	201,174
Asia-Pacific and Japan(1)	44,544	33,525	85,820	62,389
Total	$868,823	$674,018	$1,697,532	$1,297,617
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East, and Africa.

Accounts Receivable, Net

As of July 31, 2024 and January 31, 2024, allowance for credit losses of $4.6 million and $2.5 million, respectively, was included in the Company’s accounts receivable, net balance.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of July 31, 2024 and January 31, 2024, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the three and six months ended July 31, 2024 and 2023.

Deferred Revenue

The Company recognized $642.7 million and $524.0 million of revenue for the three months ended July 31, 2024 and 2023, respectively, from the deferred revenue balances as of April 30, 2024 and 2023, respectively.

The Company recognized $1.2 billion and $896.4 million of revenue for the six months ended July 31, 2024 and 2023, respectively, from the deferred revenue balances as of January 31, 2024 and 2023, respectively.

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

As of July 31, 2024, the Company’s RPO was $5.2 billion, of which the Company expects approximately 50% to be recognized as revenue in the twelve months ending July 31, 2025 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	July 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$636,041	$—	$—	$636,041
U.S. government securities	276,147	—	(2)	276,145
Time deposits	65,287	—	—	65,287
Commercial paper	2,348	—	—	2,348
Total cash equivalents	979,823	—	(2)	979,821
Investments:
Corporate notes and bonds	1,274,237	1,525	(1,682)	1,274,080
U.S. government and agency securities	672,427	346	(2,427)	670,346
Commercial paper	443,345	40	(226)	443,159
Certificates of deposit	258,208	108	(33)	258,283
Total investments	2,648,217	2,019	(4,368)	2,645,868
Total cash equivalents and investments	$3,628,040	$2,019	$(4,370)	$3,625,689

	January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
U.S. government securities	$742,235	$1	$(2)	$742,234
Money market funds	533,211	—	—	533,211
Time deposits	56,263	—	—	56,263
Total cash equivalents	1,331,709	1	(2)	1,331,708
Investments:
Corporate notes and bonds	1,549,151	1,959	(3,394)	1,547,716
U.S. government and agency securities	877,496	574	(4,653)	873,417
Commercial paper	353,525	154	(131)	353,548
Certificates of deposit	224,869	271	(15)	225,125
Total investments	3,005,041	2,958	(8,193)	2,999,806
Total cash equivalents and investments	$4,336,750	$2,959	$(8,195)	$4,331,514

The Company included $21.2 million and $24.2 million of interest receivable in prepaid expenses and other current assets on the condensed consolidated balance sheets as of July 31, 2024 and January 31, 2024, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of July 31, 2024 and January 31, 2024 because such potential losses were not material.

As of July 31, 2024, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, classified as short-term or long-term investments on the Company’s condensed consolidated balance sheets, by remaining contractual maturity, are as follows (in thousands):

July 31, 2024
Estimated Fair Value

Due within 1 year	$1,948,462
Due in 1 year to 3 years	697,406
Total	$2,645,868

The following tables show the fair values of, and the gross unrealized losses on, the Company’s available-for-sale marketable debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position and aggregated by investment type, on the condensed consolidated balance sheets (in thousands):

	July 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
U.S. government securities	$179,497	$(2)	$—	$—	$179,497	$(2)
Commercial paper	2,348	—	—	—	2,348	—
Total cash equivalents	181,845	(2)	—	—	181,845	(2)
Investments:
Corporate notes and bonds	527,359	(807)	276,449	(875)	803,808	(1,682)
U.S. government and agency securities	122,169	(174)	333,091	(2,253)	455,260	(2,427)
Commercial paper	316,822	(226)	—	—	316,822	(226)
Certificates of deposit	45,260	(33)	—	—	45,260	(33)
Total investments	1,011,610	(1,240)	609,540	(3,128)	1,621,150	(4,368)
Total cash equivalents and investments	$1,193,455	$(1,242)	$609,540	$(3,128)	$1,802,995	$(4,370)

	January 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
U.S. government securities	$338,893	$(2)	$—	$—	$338,893	$(2)
Total cash equivalents	338,893	(2)	—	—	338,893	(2)
Investments:
Corporate notes and bonds	625,766	(1,259)	321,952	(2,135)	947,718	(3,394)
U.S. government and agency securities	525,408	(1,323)	191,863	(3,330)	717,271	(4,653)
Commercial paper	172,422	(131)	—	—	172,422	(131)
Certificates of deposit	71,813	(15)	—	—	71,813	(15)
Total investments	1,395,409	(2,728)	513,815	(5,465)	1,909,224	(8,193)
Total cash equivalents and investments	$1,734,302	$(2,730)	$513,815	$(5,465)	$2,248,117	$(8,195)

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair values of these securities due to credit related factors was not material as of July 31, 2024 and January 31, 2024.

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

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of July 31, 2024 (in thousands):

	Level 1	Level 2	Total

Assets:
Cash equivalents:
Money market funds	$636,041	$—	$636,041
U.S. government securities	—	276,145	276,145
Time deposits	—	65,287	65,287
Commercial paper	—	2,348	2,348
Short-term investments:
Corporate notes and bonds	—	770,287	770,287
U.S. government and agency securities	—	488,432	488,432
Commercial paper	—	443,159	443,159
Certificates of deposit	—	246,584	246,584
Long-term investments:
Corporate notes and bonds	—	503,793	503,793
U.S. government and agency securities	—	181,914	181,914
Certificates of deposit	—	11,699	11,699
Derivative assets:
Foreign currency forward contracts	—	1,075	1,075
Total assets	$636,041	$2,990,723	$3,626,764
Liabilities:
Derivative liabilities:
Foreign currency forward contracts	$—	$(565)	$(565)
Total liabilities	$—	$(565)	$(565)

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

The following table presents the Company’s strategic investments by type (in thousands):

	July 31, 2024	January 31, 2024

Equity securities:
Non-marketable equity securities under Measurement Alternative	$295,506	$190,238
Non-marketable equity securities under equity method	5,436	5,307
Marketable equity securities	13,255	37,320
Debt securities:
Non-marketable debt securities	1,750	1,500
Total strategic investments—included in other assets	$315,947	$234,365

The following table summarizes the gains and losses associated with the Company’s strategic investments in equity securities (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Unrealized losses on non-marketable equity securities under Measurement Alternative:
Impairments	$(7,158)	$(2,101)	$(25,911)	$(2,101)
Net unrealized gains (losses) on marketable equity securities	650	7,410	(3,005)	4,996
Net unrealized gains (losses) on strategic investments in equity securities	(6,508)	5,309	(28,916)	2,895
Net realized gains on marketable equity securities sold(1)	—	—	1,713	—
Total—included in other income (expense), net	$(6,508)	$5,309	$(27,203)	$2,895
________________
(1)Represents the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative held by the Company as of July 31, 2024 were $37.1 million and $67.0 million, respectively.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	July 31, 2024	January 31, 2024

Leasehold improvements	$96,573	$67,804
Computers, equipment, and software	46,586	29,859
Furniture and fixtures	24,211	17,593
Capitalized internal-use software development costs	176,321	93,222
Construction in progress—capitalized internal-use software development costs	24,671	78,737
Construction in progress—other	3,926	34,890
Total property and equipment, gross	372,288	322,105
Less: accumulated depreciation and amortization(1)	(107,510)	(74,641)
Total property and equipment, net	$264,778	$247,464
________________
(1)Includes $52.7 million and $30.0 million of accumulated amortization related to capitalized internal-use software development costs as of July 31, 2024 and January 31, 2024, respectively.

Depreciation and amortization expense was $21.2 million and $38.0 million for the three and six months ended July 31, 2024, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $13.3 million and $24.2 million for the three and six months ended July 31, 2024, respectively.

Depreciation and amortization expense was $8.5 million and $16.1 million for the three and six months ended July 31, 2023, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $3.9 million and $7.4 million for the three and six months ended July 31, 2023, respectively.

During the six months ended July 31, 2023, the Company recognized impairment charges of $7.1 million related to its capitalized internal-use software development costs previously included in construction in-progress that were no longer probable of being completed. Such impairment charges were recorded as research and development expenses on the condensed consolidated statements of operations. No impairment charge was recognized during the six months ended July 31, 2024.

7. Business Combinations

Fiscal 2025

During the three months ended July 31, 2024, the Company acquired certain technology assets and hired key employees from a privately-held company for $10.8 million in cash. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase consideration based on the estimated fair values, the Company recorded $2.5 million as a developed technology intangible asset (to be amortized over an estimated useful life of five years), and $8.3 million as goodwill, which is deductible for income tax purposes.

The excess of purchase consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill. The Company believes the goodwill balance associated with this business combination is primarily attributed to the assembled workforce and expected synergies arising from the acquisition.

Acquisition-related costs, recorded as general and administrative expenses, associated with this business combination were not material during the six months ended July 31, 2024.

From the date of acquisition through July 31, 2024, revenue attributable to this acquired company, included in the Company’s condensed consolidated statements of operations for the three and six months ended July 31, 2024 was not material. It was impracticable to determine the effect on the Company’s net loss attributable to this acquired company as its operation has been integrated into the Company’s ongoing operations since the date of acquisition.

Fiscal 2024

Neeva Inc.

During the three months ended July 31, 2023, the Company acquired all outstanding stock of Neeva Inc. and its equity investee (collectively, Neeva), for $185.4 million in cash. The Company acquired Neeva primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

The purchase consideration was preliminarily allocated to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. During each of the three months ended July 31, 2024 and January 31, 2024, the Company recorded measurement period adjustments which did not have material impacts on goodwill. The allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$43,968
Goodwill	62,931
Developed technology intangible assets	83,000	5
Other net tangible liabilities	(759)
Deferred tax liabilities, net(1)	(3,713)
Total	$185,427
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

Acquisition-related costs, recorded as general and administrative expenses, associated with each of the business combinations above were not material during the six months ended July 31, 2023.

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

Pro forma financial information for the Mountain, LeapYear, and fiscal 2025 business combinations has not been presented, as the effects of each were not material to the Company’s condensed consolidated financial statements.

8. Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	July 31, 2024
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$242,296	$(68,216)	$174,080
Developer community	154,900	(70,872)	84,028
Assembled workforce	55,732	(29,899)	25,833
Patents	8,874	(7,103)	1,771
Total finite-lived intangible assets	$461,802	$(176,090)	$285,712
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$286,538

	January 31, 2024
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$243,596	$(47,919)	$195,677
Developer community	154,900	(55,442)	99,458
Assembled workforce	55,732	(22,945)	32,787
Patents	8,874	(6,211)	2,663
Total finite-lived intangible assets	$463,102	$(132,517)	$330,585
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$331,411

During the three and six months ended July 31, 2024, the cost and accumulated amortization of a fully amortized intangible asset were removed from the Company’s condensed consolidated balance sheet, as the asset was no longer in use.

Amortization expense of intangible assets was $23.9 million and $47.3 million for the three and six months ended July 31, 2024, respectively, and $20.8 million and $36.4 million for the three and six months ended July 31, 2023, respectively.

As of July 31, 2024, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
Remainder of 2025	$47,759
2026	89,013
2027	84,860
2028	52,295
2029	11,633
Thereafter	152
Total	$285,712
Goodwill

Changes in goodwill were as follows (in thousands):

Amount

Balance—January 31, 2024	$975,906
Additions and measurement period adjustments(1)	8,170
Balance—July 31, 2024	$984,076
________________
(1)Includes measurement period adjustments related to the preliminary fair values of the assets acquired and liabilities assumed in business combinations. These adjustments did not have a material impact on goodwill. See Note 7, “Business Combinations,” for further details.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2024	January 31, 2024

Accrued compensation	$206,486	$205,056
Accrued third-party cloud infrastructure expenses	63,087	48,571
Liabilities associated with sales, marketing and business development programs	37,836	39,571
Employee contributions under employee stock purchase plan	37,502	40,641
Accrued taxes	17,446	37,108
Accrued purchases of property and equipment	10,456	4,508
Employee payroll tax withheld on employee stock transactions	10,224	22,479
Accrued professional services	8,709	9,274
Other	57,180	39,652
Total accrued expenses and other current liabilities	$448,926	$446,860

10. Commitments and Contingencies

Operating Leases—The Company leases its facilities for office space under non-cancelable operating leases with various expiration dates through fiscal 2039. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

In May 2024, the Company entered into a lease agreement for a new office facility located in the United States with a total commitment of $95.6 million, net of tenant incentives to be received. The lease commenced during the three months ended July 31, 2024, with an expiration date in fiscal 2039, and resulted in an increase of $35.2 million and $38.3 million in the Company’s operating lease right-of-use assets and operating lease liabilities, respectively.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2030. Such subleases have all been classified as operating leases. Sublease income is recorded as a reduction to the Company’s operating lease costs. Sublease income was $1.9 million and $4.3 million for the three and six months ended July 31, 2024, respectively, and $3.1 million and $6.2 million for the three and six months ended July 31, 2023, respectively.

Other Contractual Commitments—Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level. There were no material contractual obligations that were entered into during the six months ended July 31, 2024 that were outside the ordinary course of business.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three and six months ended July 31, 2024 and 2023.

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

The Company is appealing the ruling to the Board of the NLRB. The Company believes it is reasonably possible that a loss could ultimately result from an unfavorable outcome and that an estimate of the potential range of loss is between zero and $25 million, plus interest. No material loss accrual was recorded as of July 31, 2024 and January 31, 2024, because management believes the likelihood of material loss resulting from this charge is not probable given the further appellate proceedings that are due to take place.

In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

Letters of Credit—As of July 31, 2024, the Company had a total of $17.5 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, non-employee directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three and six months ended July 31, 2024 and 2023, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions were not material.

11. Equity

Common Stock—The Company had reserved shares of common stock for future issuance as follows (in thousands):

	July 31, 2024	January 31, 2024

2012 Equity Incentive Plan:
Options outstanding	23,480	26,767
Restricted stock units outstanding	123	789
2020 Equity Incentive Plan:
Options outstanding	1,617	602
Restricted stock units outstanding	22,309	20,168
Shares available for future grants	70,086	59,371
2020 Employee Stock Purchase Plan:
Shares available for future grants	16,759	13,764
Total shares of common stock reserved for future issuance	134,374	121,461

Stock Repurchase Program and Treasury Stock—In February 2023, the Company’s board of directors authorized a stock repurchase program of up to $2.0 billion of its outstanding Class A common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. In August 2024, the Company’s board of directors authorized the repurchase of an additional $2.5 billion of its outstanding common stock and extended the expiration date of the stock repurchase program from March 2025 to March 2027.

The following table summarizes the stock repurchase activity under the Company’s stock repurchase program (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Number of shares repurchased	2,957	—	5,939	1,405
Weighted-average price per share(1)	$135.29	$—	$154.30	$136.39
Aggregate purchase price(1)	$400,000	$—	$916,329	$191,694
________________
(1)Includes transaction costs associated with the repurchases.
As of July 31, 2024, $491.9 million remained available for future stock repurchases under the stock repurchase program, which does not take into account the additional $2.5 billion of repurchase amount authorized in August 2024. The first 0.5 million shares repurchased during the six months ended July 31, 2023 were recorded in treasury stock as a reduction to the stockholders’ equity on the condensed consolidated balance sheets. All shares of Class A common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price (including associated transaction costs) over par value was recorded entirely to retained earnings (accumulated deficit) on the condensed consolidated balance sheets.

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

A summary of stock option activity during the six months ended July 31, 2024 is as follows:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2024	27,369	$12.35	5.0	$5,023,664
Granted	960	$163.04
Exercised	(1,379)	$7.69
Canceled	(92)	$3.75
Balance—April 30, 2024	26,858	$18.01	4.8	$3,723,873
Granted	77	$164.78
Exercised	(1,816)	$7.14
Canceled	(22)	$207.56
Balance—July 31, 2024	25,097	$19.07	4.6	$2,872,192
Vested and exercisable as of July 31, 2024	23,914	$11.52	4.5	$2,872,130

The weighted-average grant-date fair value of options granted during the six months ended July 31, 2024 was $79.16 per share. No options were granted during the six months ended July 31, 2023. The intrinsic value of options exercised in the six months ended July 31, 2024 and 2023 was $467.8 million and $736.7 million, respectively. The aggregate grant-date fair value of options that vested during the six months ended July 31, 2024 and 2023 was $15.8 million and $28.3 million, respectively.

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

Equity-classified RSUs granted under the 2020 Plan include those that only contain a service-based vesting condition that is typically satisfied over four years, and the related stock-based compensation for these RSUs is recognized on a straight-line basis over the requisite service period. In addition, under the 2020 Plan, the Company granted 0.8 million and 0.5 million equity-classified RSUs (Leadership PRSUs) to its executive officers and certain other members of its senior leadership team during the six months ended July 31, 2024 and 2023, respectively. These Leadership PRSUs were granted at 120% of the target number of these awards, representing the maximum number of Leadership PRSUs that may be eligible to vest over their full term, and have both service-based and performance-based vesting conditions. The service-based vesting condition for these Leadership PRSUs is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance targets set by the compensation committee of the board of directors of the Company. The ultimate number of the Leadership PRSUs eligible to vest ranges between 0% to 120% of the target number of the Leadership PRSUs based on the weighted-average achievement of such Company annual performance metrics for the respective fiscal year. Stock-based compensation associated with these Leadership PRSUs is recognized using an accelerated attribution method over the requisite service period, based on the Company’s periodic assessment of the probability that the performance condition will be achieved. Stock-based compensation recognized for these Leadership PRSUs was $8.7 million and $21.2 million for the three and six months ended July 31, 2024, respectively, and $6.3 million and $10.1 million for the three and six months ended July 31, 2023, respectively.

A summary of equity-classified RSUs activity during the six months ended July 31, 2024 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2024	19,575	$169.82
Granted	5,869	$167.74
Vested	(3,202)	$162.47
Forfeited	(533)	$168.85
Performance adjustment(1)	(50)	$139.58
Unvested Balance—April 30, 2024	21,659	$170.44
Granted	2,408	$141.61
Vested	(2,272)	$172.52
Forfeited	(748)	$167.94
Unvested Balance—July 31, 2024	21,047	$167.01
________________
(1)Represents an adjustment in the number of shares outstanding, with regards to Leadership PRSUs granted during the six months ended July 31, 2023, based on the actual achievement of the associated Company annual performance targets for fiscal 2024.

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

Once granted, Acquisition PRSUs are initially liability-classified and recorded in other liabilities on the Company’s condensed consolidated balance sheets, as the monetary value of the obligation under each potential outcome of the performance condition is predominantly based on a fixed monetary amount known at inception and will be settled in a variable number of shares. Subsequently, these awards are remeasured to the fair value at each reporting date until the number of Acquisition PRSUs eligible to vest is fixed, at which time these awards will be reclassified to equity. Stock-based compensation associated with these awards is recognized based on the probable outcome of the performance condition, using an accelerated attribution method over the requisite service period, with a cumulative catch-up adjustment recognized for changes in the fair value estimated at each reporting date. As of July 31, 2024 and January 31, 2024, the liabilities associated with these Acquisition PRSUs were $3.8 million and $0.5 million, respectively. Stock-based compensation recognized for these Acquisition PRSUs was not material for each of the three and six months ended July 31, 2024.

A summary of liability-classified RSUs activity during the six months ended July 31, 2024 is as follows:

Number of Shares (in thousands)

Unvested Balance—January 31, 2024 and April 30, 2024	1,382
Granted(1)	3
Unvested Balance—July 31, 2024	1,385
________________
(1)Represents the maximum number of Acquisition PRSUs that may be eligible to vest with respect to these awards over their full term.

Restricted Common Stock—From time to time, the Company has granted restricted common stock outside of the Plans. Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

A summary of restricted common stock activity during the six months ended July 31, 2024 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2024	671	$209.15
Vested	(146)	$223.42
Unvested Balance—April 30, 2024	525	$205.15
Vested	(25)	$194.28
Unvested Balance—July 31, 2024	500	$205.68

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the fair values of stock options granted to employees during the three and six months ended July 31, 2024:

	Three Months Ended July 31, 2024	Six Months Ended July 31, 2024

Expected term (in years)	6.0	4.8 - 6.0
Expected volatility	56.6%	56.6% - 56.7%
Risk-free interest rate	4.4%	4.2% - 4.4%
Expected dividend yield	—%	—%

In addition, for the stock option granted during the three months ended April 30, 2024, the shares to be issued upon exercise are subject to a one-year holding period. As such, the Company applied a 7.6% discount for lack of marketability to the fair value estimated using the Black-Scholes option-pricing model, based on the assumptions included in the table above.

No stock options were granted during each of the three and six months ended July 31, 2023.

The following table summarizes the assumptions used in estimating the fair value of employee stock purchase rights granted under the 2020 ESPP during the six months ended July 31, 2024 and 2023:

	Six Months Ended July 31,
	2024	2023

Expected term (in years)	0.5	0.5
Expected volatility	49.6%	71.3%
Risk-free interest rate	5.4%	4.7%
Expected dividend yield	—%	—%

No employee stock purchase rights were granted during each of the three months ended July 31, 2024 and 2023.

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

Expected volatility—In fiscal 2023 and 2024, the Company used the average volatility of its Class A common stock and the stocks of a peer group of representative public companies to develop an expected volatility assumption. During the six months ended July 31, 2024, the Company began using the average of (i) the historical volatility of its Class A common stock, and (ii) the implied volatility from publicly traded options on its Class A common stock to develop an expected volatility assumption.

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

The following table summarizes the assumptions used in estimating the fair value of liability-classified Acquisition PRSUs as of July 31, 2024 and January 31, 2024:

	July 31, 2024	January 31, 2024

Expected volatility	58.0%	60.0%
Risk-free interest rate	4.2%	4.0%

Expected volatility—In fiscal 2024, expected volatility was estimated based on the historical volatility of the Company’s Class A common stock. During the six months ended July 31, 2024, the Company began using the average of (i) the historical volatility of its Class A common stock, and (ii) the implied volatility from publicly traded options on its Class A common stock to develop an expected volatility assumption.

Risk-free interest rate—Risk-free rate is estimated based upon quoted market yields for the United States Treasury debt securities for a term that approximates the period from the reporting date to January 31, 2027.

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Cost of revenue	$34,815	$32,302	$67,223	$62,764
Sales and marketing	80,676	78,838	154,083	151,133
Research and development	204,917	163,005	399,589	299,422
General and administrative	35,592	25,577	67,041	50,912
Stock-based compensation, net of amounts capitalized	356,000	299,722	687,936	564,231
Capitalized stock-based compensation	7,846	12,903	17,141	24,622
Total stock-based compensation	$363,846	$312,625	$705,077	$588,853

As of July 31, 2024, total compensation cost related to unvested awards not yet recognized was $3.4 billion, which will be recognized over a weighted-average period of 2.9 years.

12. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of (1.2%) and (1.0%) for the three and six months ended July 31, 2024, respectively, and 1.6% and 2.2% for the three and six months ended July 31, 2023, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of July 31, 2024, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2019 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three and six months ended July 31, 2024 and 2023. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. None of the unrecognized tax benefits are currently expected to impact the Company’s effective tax rate, if realized, as a result of the full valuation allowance.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on stock repurchases. For the three and six months ended July 31, 2024, the Inflation Act had no material impact to the Company, including its stock repurchase program. The Company is continuing to evaluate the various provisions of the Inflation Act and does not anticipate the impact, if any, will be material to the Company.

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

The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. Class A common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Numerator:
Net loss	$(317,770)	$(227,320)	$(635,586)	$(453,384)
Less: net loss attributable to noncontrolling interest	(871)	(453)	(1,699)	(890)
Net loss attributable to Snowflake Inc. Class A common stockholders	$(316,899)	$(226,867)	$(633,887)	$(452,494)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	334,071	327,335	333,830	325,772
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(0.95)	$(0.69)	$(1.90)	$(1.39)

No Class B common stock was outstanding during any periods presented.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three and Six Months Ended July 31,
	2024	2023

Stock options	25,097	30,893
RSUs	22,432	20,497
Unvested restricted common stock and early exercised stock options	500	291
Employee stock purchase rights under the 2020 ESPP	271	176
Total	48,300	51,857

14. Related Party Transactions

A member of the Company’s board of directors currently serves as the Chief Executive Officer of a privately-held company (the Related Party), which has been the Company’s customer since 2018. During the six months ended July 31, 2024, as a minority investor, the Company made a strategic investment of approximately $5.0 million, by purchasing non-marketable equity securities issued by the Related Party. Revenue recognized from the Related Party was not material for each of the three and six months ended July 31, 2024 and 2023. Additionally, as of July 31, 2024 and January 31, 2024, the Company did not have material accounts receivable balance due from the Related Party.

15. Subsequent Event
As set forth in Note 11, “Equity,” in February 2023, the Company’s board of directors authorized a stock repurchase program of up to $2.0 billion of its outstanding common stock. As of July 31, 2024, $491.9 million remained available for future repurchases under the stock repurchase program. In August 2024, the Company’s board of directors authorized the repurchase of an additional $2.5 billion of its outstanding common stock and extended the expiration date of the stock repurchase program from March 2025 to March 2027. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws.

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

We generate the substantial majority of our revenue from fees charged to our customers based on the compute, storage, and data transfer resources consumed on our platform. Prior to June 2024, these three resources were consumed by our customers as a single, integrated offering. In June 2024, we made Iceberg tables generally available to our customers, enabling them to use our platform for compute services without requiring storage. As a result, starting from June 2024, customers are allowed to select compute, storage, and data transfer resources separately, at their discretion. For compute resources, consumption is based on the type of compute resource used and the duration of use or, for some features, the volume of data processed. For storage resources, consumption for a given customer is based on the average terabytes per month of all of such customer’s data stored in our platform. For data transfer resources, consumption is based on terabytes of data transferred, the public cloud provider used, and the region to and from which the transfer is executed.

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

Our go-to-market strategy is focused on acquiring new customers and driving increased use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 127% and 131% as of July 31, 2024 and January 31, 2024, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of July 31, 2024, we had 10,249 total customers, increasing from 9,424 customers as of January 31, 2024. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of July 31, 2024, our customers included 736 of the Forbes Global 2000, based on the 2024 Forbes Global 2000 list, and those customers contributed approximately 42% of our revenue for the six months ended July 31, 2024. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

Fiscal Year

Our fiscal year ends on January 31. For example, references to fiscal 2025 refer to the fiscal year ending January 31, 2025.

Impact of Macroeconomic Conditions

Our business and financial condition have been, and may continue to be, impacted by adverse macroeconomic conditions, including inflation, high interest rates, and fluctuations or volatility in capital markets or foreign currency exchange rates. These conditions have caused, and may continue to cause, customers to rationalize budgets, prioritize cash flow management, including through shortened contract duration, and optimize consumption, including by reducing storage through shorter data retention policies. We are continuing to monitor the actual and potential effects of general macroeconomic conditions across our business. For additional details, see the section titled “Risk Factors.”

Stock Repurchase Program

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. In August 2024, our board of directors authorized the repurchase of an additional $2.5 billion of our outstanding common stock and extended the expiration date of the stock repurchase program from March 2025 to March 2027. During the six months ended July 31, 2024, we repurchased 5.9 million shares of our outstanding common stock for an aggregate purchase price of $916.3 million, including transaction costs, at a weighted-average price of $154.30 per share. All repurchases were made in open market transactions. As of July 31, 2024, $491.9 million remained available for future repurchases under the stock repurchase program, which does not take into account the additional $2.5 billion of repurchase amount authorized in August 2024. See Note 11, “Equity,” and Note 15, “Subsequent Event,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

Key Factors Affecting Our Performance

Adoption of our Platform and Expansion of the AI Data Cloud

Our future success depends in large part on the market adoption of our platform, including new product functionality such as Snowpark and our artificial intelligence and machine learning technology, or AI Technology, such as Snowflake Cortex. While we see growing demand for our platform, particularly from large enterprises, many of these organizations have invested substantial technical, financial, and personnel resources in their legacy database products or big data offerings, despite their inherent limitations. In addition, customers’ use of our AI Technology is often dependent on their ability to meet evolving regulatory standards, successfully complete internal compliance reviews, and enter into mutually acceptable contractual terms. While this makes it difficult to predict customer adoption rates and future demand, we believe that the benefits of our platform put us in a strong position to capture the significant market opportunity ahead.

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

New software releases or hardware improvements, like better storage compression and cloud infrastructure processor improvements, may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads. In addition, new product features allow customers to use our platform for compute services without requiring storage. To the extent these improvements do not result in an offsetting increase in new workloads, we may experience lower revenue. Our ability to increase usage of our platform by, and sell additional contracted capacity to, existing customers, and, in particular, large enterprise customers, will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, macroeconomic conditions, overall changes in our customers’ spending levels, customers’ attempts to optimize their consumption, our customers’ confidence in the security of our platform, our ability to maintain our reputation as a trustworthy vendor, the effectiveness of our and our partners’ efforts to help our customers realize the benefits of our platform, and the extent to which customers migrate new workloads to our platform over time, including data science, artificial intelligence, and machine learning workloads.

Acquiring New Customers

We believe there is a substantial opportunity to further grow our customer base by continuing to make significant investments in sales and marketing and brand awareness. Our ability to attract new customers will depend on a number of factors, including the productivity of our sales organization, competitive dynamics in our target markets, changes in our customers’ spending and platform consumption in response to market uncertainty, our ability to mitigate reputational damage following cybersecurity threat activity directed at our customers, and our ability to build and maintain partner relationships, including with global system integrators, resellers, technology partners, and third-party providers of native applications on the Snowflake Marketplace. While our platform is built for organizations of all sizes, we focus our selling efforts on large enterprise customers, customers with vast amounts of data, and customers requiring industry-specific solutions. We may not achieve anticipated revenue growth if we are unable to attract, hire, develop, integrate, and retain talented and effective sales personnel; if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time and maintain productivity; or if our sales and marketing programs are not effective.

Investing in Growth and Scaling our Business

We are focused on our long-term revenue potential, and believe our market opportunity is large. We will continue to invest significantly in research and development to improve our platform, including in the areas of data science, artificial intelligence, and machine learning. In addition, we are focused on expanding our business both domestically and internationally. As part of these efforts, we are investing in meeting the needs of organizations in geographies and specialized and regulated industries that have heightened data requirements, including with respect to data localization, privacy, and security. We intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity, while also focusing on cash flow and long-term profitability.

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

The following tables present a summary of key business metrics for the periods presented:

	Three Months Ended
	July 31, 2024	April 30, 2024	January 31, 2024	October 31, 2023	July 31, 2023

Product revenue (in millions)	$829.3	$789.6	$738.1	$698.5	$640.2
Free cash flow (non-GAAP) (in millions)(1)(2)	$58.8	$331.5	$324.5	$102.3	$69.0

	July 31, 2024	April 30, 2024	January 31, 2024	October 31, 2023	July 31, 2023

Net revenue retention rate(3)	127%	128%	131%	135%	142%
Customers with trailing 12-month product revenue greater than $1 million(3)	510	484	458	433	399
Forbes Global 2000 customers(3)	736	734	720	700	698
Remaining performance obligations (in millions)(4)	$5,230.8	$4,987.7	$5,174.7	$3,698.7	$3,540.2
________________
(1)Includes net cash paid (received) on payroll tax-related items on employee stock transactions as follows (in millions):

		Three Months Ended
	July 31, 2024	April 30, 2024	January 31, 2024	October 31, 2023	July 31, 2023

Net cash paid (received) on payroll tax-related items on employee stock transactions	$7.1	$34.1	$(0.2)	$8.5	$19.1
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $103.5 million and $278.1 million for the three and six months ended July 31, 2024, respectively, and $98.3 million and $182.7 million for the three and six months ended July 31, 2023, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of non-GAAP free cash flow. See the section titled “Free Cash Flow” for a reconciliation of non-GAAP free cash flow to the most directly comparable financial measure calculated in accordance with GAAP.
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
(4)As of July 31, 2024, our remaining performance obligations were approximately $5.2 billion, of which we expect approximately 50% to be recognized as revenue in the twelve months ending July 31, 2025 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 2.2 years as of July 31, 2024. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.

Product Revenue

Product revenue is a key metric for us because we recognize revenue based on platform consumption, which is inherently variable at our customers’ discretion, and not based on the amount and duration of contract terms. Product revenue is primarily derived from the consumption of compute, storage, and data transfer resources by customers on our platform. Customers have the flexibility to consume more than their contracted capacity during the contract term and may have the ability to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. Our consumption-based business model distinguishes us from subscription-based software companies that generally recognize revenue ratably over the contract term and may not permit rollover. Because customers have flexibility in the timing of their consumption, which can exceed their contracted capacity or extend beyond the original contract term in many cases, the amount of product revenue recognized in a given period is an important indicator of customer satisfaction and the value derived from our platform. While customer use of our platform in any period is not necessarily indicative of future use, we estimate future revenue using predictive models based on customers’ historical usage to plan and determine financial forecasts. Product revenue excludes our professional services and other revenue, which has been less than 10% of revenue for each of the periods presented.

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
Forbes Global 2000 Customers
We believe that the number of Forbes Global 2000 customers is an important indicator of the growth of our business and future revenue trends as we focus our selling efforts on large enterprise customers and customers with vast amounts of data. Our Forbes Global 2000 customer count is a subset of our customer count based on the 2024 Forbes Global 2000 list. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

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

The following table presents a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow for the periods presented (in thousands):

	Three Months Ended
	July 31, 2024	April 30, 2024	January 31, 2024	October 31, 2023	July 31, 2023

Net cash provided by operating activities	$69,865	$355,468	$344,580	$120,907	$83,191
Less: purchases of property and equipment	(5,043)	(16,519)	(13,072)	(8,746)	(6,298)
Less: capitalized internal-use software development costs	(5,992)	(7,404)	(7,029)	(9,889)	(7,874)
Free cash flow (non-GAAP)(1)(2)	$58,830	$331,545	$324,479	$102,272	$69,019
________________
(1)Includes net cash paid (received) on payroll tax-related items on employee stock transactions as follows (in thousands):

	Three Months Ended
	July 31, 2024	April 30, 2024	January 31, 2024	October 31, 2023	July 31, 2023

Net cash paid (received) on payroll tax-related items on employee stock transactions	$7,121	$34,146	$(182)	$8,541	$19,138
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $103.5 million and $278.1 million for the three and six months ended July 31, 2024, respectively, and $98.3 million and $182.7 million for the three and six months ended July 31, 2023, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow.

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

Components of Results of Operations

Revenue

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount under a capacity contract or following the expiration of a customer’s capacity contract. Revenue from on-demand arrangements represented approximately 2% of our revenue for each of the three and six months ended July 31, 2024 and 2023.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented less than 1% of our revenue for each of the three and six months ended July 31, 2024 and 2023.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the three and six months ended July 31, 2024 is 3.1 years and 2.9 years, respectively. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

We generate the substantial majority of our revenue from fees charged to our customers based on the compute, storage, and data transfer resources consumed on our platform. Prior to June 2024, these three resources were consumed by our customers as a single, integrated offering. In June 2024, we made Iceberg tables generally available to our customers, enabling them to use our platform for compute services without requiring storage. As a result, starting from June 2024, customers are allowed to select compute, storage, and data transfer resources separately, at their discretion. For compute resources, consumption is based on the type of compute resource used and the duration of use or, for some features, the volume of data processed. For storage resources, consumption for a given customer is based on the average terabytes per month of all of such customer’s data stored in our platform. For data transfer resources, consumption is based on terabytes of data transferred, the public cloud provider used, and the region to and from which the transfer is executed.

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

Cost of product revenue. Cost of product revenue consists primarily of (i) third-party cloud infrastructure expenses, including those related to graphics processing units (GPUs), incurred in connection with our customers’ use of our platform and the deployment and maintenance of our platform on public clouds, including different regional deployments, and (ii) personnel-related costs associated with customer support and maintaining service availability and security of our platform, including salaries, benefits, bonuses, and stock-based compensation. We periodically receive credits from third-party cloud providers that are recorded as a reduction to the third-party cloud infrastructure expenses. Cost of product revenue also includes amortization of capitalized internal-use software development costs, amortization of acquired intangible assets, and expenses associated with software and subscription services dedicated for use by our customer support team and our engineering team responsible for maintaining our platform.

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

Research and Development

Research and development expenses consist primarily of personnel-related expenses associated with our research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred in developing our platform (including with respect to GPUs to develop AI Technology), amortization of acquired intangible assets, and software and subscription services dedicated for use by our research and development organization. We expect that our research and development expenses will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in our platform. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses. In addition, research and development expenses that qualify as internal-use software development costs are capitalized, the amount of which may fluctuate significantly from period to period.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Revenue	$868,823	$674,018	$1,697,532	$1,297,617
Cost of revenue(1)	288,078	218,392	560,595	427,806
Gross profit	580,745	455,626	1,136,937	869,811
Operating expenses(1):
Sales and marketing	400,625	343,288	801,447	674,846
Research and development	437,660	313,996	848,454	591,408
General and administrative	97,763	83,749	190,911	162,202
Total operating expenses	936,048	741,033	1,840,812	1,428,456
Operating loss	(355,303)	(285,407)	(703,875)	(558,645)
Interest income	49,265	50,280	104,044	93,411
Other income (expense), net	(7,946)	4,086	(29,248)	1,524
Loss before income taxes	(313,984)	(231,041)	(629,079)	(463,710)
Provision for (benefit from) income taxes	3,786	(3,721)	6,507	(10,326)
Net loss	(317,770)	(227,320)	(635,586)	(453,384)
Less: net loss attributable to noncontrolling interest	(871)	(453)	(1,699)	(890)
Net loss attributable to Snowflake Inc.	$(316,899)	$(226,867)	$(633,887)	$(452,494)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Cost of revenue	$34,815	$32,302	$67,223	$62,764
Sales and marketing	80,676	78,838	154,083	151,133
Research and development	204,917	163,005	399,589	299,422
General and administrative	35,592	25,577	67,041	50,912
Total stock-based compensation	$356,000	$299,722	$687,936	$564,231

The overall increase in stock-based compensation for the three and six months ended July 31, 2024, compared to the three and six months ended July 31, 2023, was primarily attributable to additional equity awards granted to new and existing employees, partially offset by the effects of equity awards that became fully vested or forfeited.

As of July 31, 2024, total compensation cost related to unvested awards not yet recognized was $3.4 billion, which will be recognized over a weighted-average period of 2.9 years. See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Revenue	100%	100%	100%	100%
Cost of revenue(1)	33	32	33	33
Gross profit	67	68	67	67
Operating expenses(1):
Sales and marketing	46	51	47	52
Research and development	51	47	50	46
General and administrative	11	12	11	12
Total operating expenses	108	110	108	110
Operating loss	(41)	(42)	(41)	(43)
Interest income	6	6	6	7
Other income (expense), net	(1)	1	(2)	—
Loss before income taxes	(36)	(35)	(37)	(36)
Provision for (benefit from) income taxes	—	(1)	—	(1)
Net loss	(36)	(34)	(37)	(35)
Less: net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Snowflake Inc.	(36%)	(34%)	(37%)	(35%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Cost of revenue	4%	5%	4%	5%
Sales and marketing	9	12	9	12
Research and development	24	23	24	23
General and administrative	4	4	4	4
Total stock-based compensation	41%	44%	41%	44%

Comparison of the Three and Six Months Ended July 31, 2024 and 2023

Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue:
Product	$829,250	$640,209	30%	$1,618,837	$1,230,281	32%
Professional services and other	39,573	33,809	17%	78,695	67,336	17%
Total	$868,823	$674,018	29%	$1,697,532	$1,297,617	31%
Percentage of revenue:
Product	95%	95%		95%	95%
Professional services and other	5%	5%		5%	5%
Total	100%	100%		100%	100%

Product revenue increased $189.0 million and $388.6 million for the three and six months ended July 31, 2024, compared to the three and six months ended July 31, 2023, respectively, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 127% as of July 31, 2024.

We had 510 customers with product revenue of greater than $1 million for the trailing 12 months ended July 31, 2024, an increase from 399 such customers as of July 31, 2023. Such customers represented approximately 65% and 64% of our product revenue for the trailing 12 months ended July 31, 2024 and 2023, respectively. Within these customers, we had 93 and 36 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended July 31, 2024. The substantial majority of our revenue was derived from existing customers under capacity arrangements, which represented approximately 98% of our revenue for each of the three and six months ended July 31, 2024 and 2023. The remainder was derived from on-demand arrangements and new customers under capacity arrangements. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $5.8 million and $11.4 million for the three and six months ended July 31, 2024, compared to the three and six months ended July 31, 2023, respectively, as we continued to expand our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended July 31,			Six Months Ended July 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Product	$235,582	$169,046	39%	$455,239	$328,424	39%
Professional services and other	52,496	49,346	6%	105,356	99,382	6%
Total cost of revenue	$288,078	$218,392	32%	$560,595	$427,806	31%
Gross profit (loss):
Product	$593,668	$471,163	26%	$1,163,598	$901,857	29%
Professional services and other	(12,923)	(15,537)	(17%)	(26,661)	(32,046)	(17%)
Total gross profit	$580,745	$455,626	27%	$1,136,937	$869,811	31%
Gross margin:
Product	72%	74%		72%	73%
Professional services and other	(33%)	(46%)		(34%)	(48%)
Total gross margin	67%	68%		67%	67%
Headcount (at period end)
Product	449	400		449	400
Professional services and other	553	525		553	525
Total headcount	1,002	925		1,002	925

Cost of product revenue increased $66.5 million and $126.8 million for the three and six months ended July 31, 2024, compared to the three and six months ended July 31, 2023, respectively. The increase was primarily due to an increase of $40.6 million and $75.5 million in third-party cloud infrastructure expenses (including those related to GPUs) for the three and six months ended July 31, 2024, respectively, compared to the same periods in the prior year, as a result of increased customer consumption of our platform. Amortization of capitalized internal-use software development costs and acquired developed technology intangible assets also increased $11.9 million and $24.9 million for the three and six months ended July 31, 2024, respectively, compared to the same periods in the prior year. The remaining increase in cost of product revenue was primarily driven by an increase of $9.8 million and $18.7 million in personnel-related costs and allocated overhead costs for the three and six months ended July 31, 2024, respectively, compared to the same periods in the prior year.

Our product gross margin was 72% for each of the three and six months ended July 31, 2024, compared to 74% and 73% for the three and six months ended July 31, 2023, respectively. This slight decline is primarily attributable to newly launched product capabilities and features that have not yet reached economies of scale. We expect our product gross margin to fluctuate from period to period due to a number of factors, including, but not limited to: (i) fluctuations in the mix and timing of customers’ consumption, which is inherently variable at our customers’ discretion, (ii) whether or not a customer contracts with us through public cloud marketplaces, (iii) our pricing model and discounting practices, (iv) the extent of our investments in new product capabilities, features, and operations, such as investments in AI Technology and performance improvements that may make our platform or the underlying cloud infrastructure more efficient, (v) stock-based compensation, and (vi) amortization of capitalized internal-use software developed costs and acquired intangible assets.

Cost of professional services and other revenue increased $3.2 million and $6.0 million for the three and six months ended July 31, 2024, compared to the three and six months ended July 31, 2023, respectively, primarily due to an increase in costs of contracted third-party partners as a result of growth in our business.

Professional services and other gross margin was (33%) and (34%) for the three and six months ended July 31, 2024, respectively, compared to (46%) and (48%) for the three and six months ended July 31, 2023, respectively. We do not believe the year-over-year changes in professional services and other gross margins are meaningful given that our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Three Months Ended July 31,			Six Months Ended July 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$400,625	$343,288	17%	$801,447	$674,846	19%
Percentage of revenue	46%	51%		47%	52%
Headcount (at period end)	3,235	2,979		3,235	2,979

Sales and marketing expenses increased $57.3 million and $126.6 million for the three and six months ended July 31, 2024, compared to the three and six months ended July 31, 2023, respectively. The increase was primarily driven by an increase of $25.2 million and $42.9 million in expenses associated with sales commissions and draws paid to our sales force and certain referral fees paid to third parties (including amortization of deferred commissions) for the three and six months ended July 31, 2024, respectively, compared to the same periods in the prior year, primarily attributable to sales commissions tied to customers’ consumption. Personnel-related costs (excluding commission expenses) and allocated overhead costs increased $22.5 million and $50.0 million for the three and six months ended July 31, 2024, respectively, compared to the same periods in the prior year, as a result of increased headcount, stock-based compensation, and overall costs to support the growth in our business.

Advertising costs and other expenses associated with our sales, marketing and business development programs, as well as travel-related expenses, also increased $5.7 million and $25.2 million for the three and six months ended July 31, 2024, respectively, compared to the same periods in the prior year.

Research and Development

	Three Months Ended July 31,			Six Months Ended July 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$437,660	$313,996	39%	$848,454	$591,408	43%
Percentage of revenue	51%	47%		50%	46%
Headcount (at period end)	2,241	1,805		2,241	1,805

Research and development expenses increased $123.7 million and $257.0 million for the three and six months ended July 31, 2024, compared to the three and six months ended July 31, 2023, respectively. The increase was primarily due to an increase of $88.6 million and $197.4 million in personnel-related costs and allocated overhead costs for the three and six months ended July 31, 2024, respectively, compared to the same periods in the prior year, as a result of increased stock-based compensation, headcount, and overall costs to support the growth in our business. The increase in personnel-related costs included an increase of $41.9 million and $100.2 million in stock-based compensation for the three and six months ended July 31, 2024, respectively, compared to the same periods in the prior year, primarily related to additional equity awards granted to new and existing employees, partially offset by the effects of equity awards that became fully vested or forfeited. Third-party cloud infrastructure expenses incurred in developing our platform (including with respect to GPUs to develop AI Technology) also increased $26.7 million and $50.8 million for the three and six months ended July 31, 2024, respectively, compared to the same periods in the prior year.

The overall increase in research and development expenses for the six months ended July 31, 2024 was partially offset by impairment charges of $7.1 million recognized during the six months ended July 31, 2023. These impairment charges were related to our capitalized internal-use software development costs previously included in construction in progress that were no longer probable of being completed.

General and Administrative

	Three Months Ended July 31,			Six Months Ended July 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$97,763	$83,749	17%	$190,911	$162,202	18%
Percentage of revenue	11%	12%		11%	12%
Headcount (at period end)	1,152	950		1,152	950

General and administrative expenses increased $14.0 million and $28.7 million for the three and six months ended July 31, 2024, compared to the three and six months ended July 31, 2023, respectively, primarily due to an increase in personnel-related costs and allocated overhead costs, as a result of increased stock-based compensation, headcount and overall costs to support the growth in our business.

Interest Income

	Three Months Ended July 31,			Six Months Ended July 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Interest income	$49,265	$50,280	(2%)	$104,044	$93,411	11%
Interest income remained relatively flat during the three months ended July 31, 2024, compared to the three months ended July 31, 2023.
Interest income increased $10.6 million for the six months ended July 31, 2024, compared to the six months ended July 31, 2023, primarily due to higher yields on our cash equivalents and investments in available-for-sale marketable debt securities as a result of increased interest rates. See Note 4, “Cash Equivalents and Investments,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our cash equivalents and investments.

Other Income (Expense), Net

	Three Months Ended July 31,			Six Months Ended July 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Impairments related to strategic investments in non-marketable equity securities	$(7,158)	$(2,101)	241%	$(25,911)	$(2,101)	1,133%
Net unrealized gains (losses) on strategic investments in marketable equity securities	650	7,410	(91%)	(3,005)	4,996	(160%)
Net realized gains on marketable equity securities sold	—	—	NM	1,713	—	NM
Other	(1,438)	(1,223)	18%	(2,045)	(1,371)	49%
Other income (expense), net	$(7,946)	$4,086	(294%)	$(29,248)	$1,524	(2,019%)
NM - Not meaningful.

Other income (expense), net decreased $12.0 million and 30.8 million for the three and six months ended July 31, 2024, compared to the three and six months ended July 31, 2023, respectively, primarily due to (i) an increase in impairments recorded on our strategic investments in non-marketable equity securities, and (ii) changes in net unrealized gains or losses on our strategic investments in marketable equity securities. See Note 5, “Fair Value Measurements,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our strategic investments.

Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,			Six Months Ended July 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Loss before income taxes	$(313,984)	$(231,041)	36%	$(629,079)	$(463,710)	36%
Provision for (benefit from) income taxes	$3,786	$(3,721)	(202%)	$6,507	$(10,326)	(163%)
Effective tax rate	(1.2%)	1.6%		(1.0%)	2.2%

Our provision for income taxes was $3.8 million and $6.5 million for the three and six months ended July 31, 2024, respectively, compared to our benefit from income taxes of $3.7 million and $10.3 million for the three and six months ended July 31, 2023, respectively, primarily due to partial releases of valuation allowances from the business combinations completed during the three and six months ended July 31, 2023.

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

Liquidity and Capital Resources

As of July 31, 2024, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $3.9 billion. Our cash equivalents and investments primarily consist of corporate notes and bonds, U.S. government and agency securities, money market funds, commercial paper, certificates of deposit, and time deposits.

As of July 31, 2024, our RPO was $5.2 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, but that are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

Our primary source of cash is payments received from our customers. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses, sales and marketing expenses, overhead costs, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our authorized stock repurchase program. As of July 31, 2024, our material cash requirements from known contractual obligations and commitments related primarily to (i) third-party cloud infrastructure agreements, (ii) operating leases for office facilities, and (iii) subscription arrangements used to facilitate our operations at the enterprise level. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. For the six months ended July 31, 2024, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which was filed with the SEC on March 26, 2024. See Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

In May 2024, we entered into a lease agreement for a new office facility located in the United States with a total commitment of $95.6 million, net of tenant incentives to be received. The lease commenced during the three months ended July 31, 2024, with an expiration date in fiscal 2039.

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. During the six months ended July 31, 2024, we repurchased 5.9 million shares of our outstanding common stock for an aggregate purchase price of $916.3 million, including transaction costs, at a weighted-average price of $154.30 per share. All repurchases were made in open market transactions. As of July 31, 2024, $491.9 million remained available for future repurchases under the stock repurchase program. See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

In August 2024, our board of directors authorized the repurchase of an additional $2.5 billion of our outstanding common stock and extended the expiration date of the stock repurchase program from March 2025 to March 2027.

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

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2024	2023

Net cash provided by operating activities	$425,333	$382,635
Net cash provided by (used in) investing activities	$232,900	$(261,171)
Net cash used in financing activities	$(1,124,044)	$(305,820)

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (iii) amortization of deferred commissions, (iv) amortization of operating lease right-of-use assets, (v) net realized and unrealized gains and losses on strategic investments in equity securities, (vi) net accretion of discounts on investments, and (vii) deferred income tax benefit or expense, and changes in operating assets and liabilities during each period.

For the six months ended July 31, 2024, net cash provided by operating activities was $425.3 million, consisting of our net loss of $635.6 million, adjusted for non-cash charges of $850.8 million, and net cash inflows of $210.1 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities during the six months ended July 31, 2024 were (i) a $492.2 million decrease in accounts receivable due to timing of billings and collections as we have historically received a higher volume of customer orders in the fourth fiscal quarter of each year, (ii) a $91.4 million increase in accounts payable due to timing of invoices and payments, and (iii) a $33.3 million decrease in prepaid expenses and other assets primarily driven by a decrease in prepaid third-party cloud infrastructure expenses and prepaid software and subscriptions services expenses, partially offset by (a) a $349.5 million decrease in deferred revenue due to revenue recognition outpacing invoicing for prepaid capacity agreements, (b) a $36.8 million increase in deferred commissions earned upon the origination of customer contracts, and (c) a $25.3 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

For the six months ended July 31, 2023, net cash provided by operating activities was $382.6 million, consisting of our net loss of $453.4 million, adjusted for non-cash charges of $641.2 million, and net cash inflows of $194.8 million provided by changes in our operating assets and liabilities, net of the effects of business combinations.

Net cash provided by operating activities increased $42.7 million for the six months ended July 31, 2024, compared to the six months ended July 31, 2023, primarily due to an increase of $406.4 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect to continue to generate positive net cash flows from operating activities for the fiscal year ending January 31, 2025.

Investing Activities

Net cash provided by investing activities for the six months ended July 31, 2024 was $232.9 million, primarily driven by proceeds of $277.5 million from net sales, maturities and redemptions of investments, partially offset by $21.6 million in purchases of property and equipment to support our office facilities, and, to a lesser extent, capitalized internal-use software development costs, and cash paid for a business combination.

Net cash used in investing activities for the six months ended July 31, 2023 was $261.2 million, primarily driven by an aggregate of $264.6 million in cash paid for business combinations, net of cash, cash equivalents, and restricted cash acquired, and, to a lesser extent, purchases of intangible assets, capitalized internal-use software development costs, and purchases of property and equipment to support our office facilities, partially offset by proceeds of $61.4 million from net sales, maturities and redemptions of investments.

Financing Activities

Net cash used in financing activities for the six months ended July 31, 2024 was $1.1 billion, primarily as a result of $916.3 million in repurchases of our common stock under our authorized stock repurchase program and $278.1 million in taxes paid related to net share settlement of equity awards, partially offset by proceeds of $70.4 million from the issuance of equity securities under our equity incentive plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of July 31, 2024, we had $3.9 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, U.S. government and agency securities, money market funds, commercial paper, certificates of deposit, and time deposits. Our cash, cash equivalents, and short-term and long-term investments are held for working capital, capital expenditure, and general corporate purposes, including repurchases of our common stock under our stock repurchase program as well as acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or increase of $14.4 million in the market value of our cash equivalents, and short-term and long-term investments as of July 31, 2024.

As of January 31, 2024, we had $4.8 billion of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or increase of $17.6 million, in the market value.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our foreign subsidiaries is primarily the U.S. dollar. The majority of our sales are currently denominated in U.S. dollars, although we also have sales in Euros and, to a lesser extent, in British pounds, Australian dollars, and Brazilian reals. Therefore, our revenue is not currently subject to significant foreign currency risk, but that will likely change in the future as we increase sales in these international currencies and enable sales in additional currencies. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the United States and, to a lesser extent, in Europe, the Asia-Pacific region, and Canada. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured to the functional currency at period-end exchange rates. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

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

We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have had a material impact on our operating results for each of the three and six months ended July 31, 2024 and 2023. However, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption.

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

The following table presents our strategic investments by type (in thousands):

	July 31, 2024	January 31, 2024

Equity securities:
Non-marketable equity securities under Measurement Alternative	$295,506	$190,238
Non-marketable equity securities under equity method	5,436	5,307
Marketable equity securities	13,255	37,320
Debt securities:
Non-marketable debt securities	1,750	1,500
Total strategic investments—included in other assets	$315,947	$234,365

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 29, 2024, a stockholder class action lawsuit was filed against us, our former Chief Executive Officer, and our Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. The case is at a very preliminary stage. In addition, since the filing of the class action lawsuit, four additional securities derivative claims have been filed against us and certain of our directors and executive officers alleging similar violations. We are in the process of attempting to stay the derivative claims pending resolution of the class action lawsuit. We and the other defendants intend to vigorously defend against the claims in this action.

On June 13, 2024, a class action was filed in the United States District Court for the District of Montana against Snowflake alleging that Snowflake failed to take reasonable measures to secure systems that contained consumer data, thereby allowing threat actors to access and exfiltrate the customers’ data. In the weeks that followed, numerous additional class actions making the same or similar allegations were filed against Snowflake and/or customers whose consumer or employee data was exfiltrated. Among other claims, the complaints assert common law claims for negligence, breach of fiduciary duty, breach of implied contract, and unjust enrichment, as well as statutory claims, and seek an unspecified amount of damages, attorneys’ fees and costs, as well as injunctive relief. The cases are at a preliminary stage. We intend to vigorously defend against the claims.

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
Our revenue was $868.8 million and $674.0 million for the three months ended July 31, 2024 and 2023, respectively, and $1.7 billion and $1.3 billion for the six months ended July 31, 2024 and 2023, respectively. As a result of our historical rapid growth, limited operating history, large number of new product features, including those including artificial intelligence and machine learning technology, or AI Technology, and unstable macroeconomic conditions, our ability to accurately forecast our future results of operations, including revenue, gross margin, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

Further, our revenue growth could slow or our revenue could decline for a number of reasons, including increased competition, changes to technology, such as changes in software or underlying cloud infrastructure or the increasing prominence of new technology like artificial intelligence, reputational harm, and reduced demand for our platform. For example, customers may continue to optimize consumption, rationalize budgets, and prioritize cash flow management, including by reducing storage through shorter data retention policies and shortening committed contract durations. As a result of the foregoing and our rapid revenue growth in prior periods, our revenue growth rate has slowed in recent periods. Any further declines in our revenue growth rate could adversely affect investors’ perceptions of our business, and negatively impact the trading price of our common stock.

Our revenue growth is also dependent on our ability to increase our penetration into existing markets, and to successfully enter and grow new markets, including highly-regulated markets such as financial services, healthcare, and the public sector. Sales to highly-regulated entities are subject to substantial additional costs and risks that are not present in sales to other customers, which are described below in the risk factor titled “We do business with federal, state, local, and foreign governments and agencies, and heavily regulated organizations; as a result, we face risks related to the procurement process, budget, delays, and product decisions driven by statutory and regulatory determinations, termination of contracts, and compliance with government contracting requirements.”

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
Customers generally consume our platform by using compute, storage, and/or data transfer resources. Unlike a subscription-based business model, in which revenue is recognized ratably over the term of the subscription, we generally recognize revenue on consumption. Because our customers have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that a typical subscription-based software company has. Customer consumption fluctuates, and there is a risk that customers will consume our platform at lower levels than we expect, including in response to adverse macroeconomic conditions or holidays. Unexpected fluctuations in customer consumption may cause actual results to differ from our forecasts. As a result, our results of operations in a given period should not be relied upon as indicative of future performance.

We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $317.8 million and $227.3 million for the three months ended July 31, 2024 and 2023, respectively, and $635.6 million and $453.4 million for the six months ended July 31, 2024 and 2023, respectively. As of July 31, 2024 and January 31, 2024, we had an accumulated deficit of $5.6 billion and $4.1 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our research and development teams, retain our employees, and acquire other businesses, including in the areas of data science, artificial intelligence, and machine learning. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under our third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems, operating as a public company, and targeting regulated industries or markets. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
The markets in which we operate are highly competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
Our go-to-market strategy is focused on acquiring new customers and driving increased use of our platform by existing customers. The markets in which we operate are rapidly evolving and highly competitive, and the competition we face in such markets continues to increase with our investments in AI Technology, new workloads types, and new product capabilities, such as our increased support for open data formats that allow customers to use our platform for compute services without requiring storage (for example, Iceberg tables, which became generally available to our customers in June 2024). As these markets continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include:
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
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, markets addressed, types of data processed, ease of data ingress and egress, user experience and programming languages, use of artificial intelligence, and data governance, security, and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case, and our customers subsequently began using our platform for additional workloads, including data lake, data engineering, AI/ML, applications, collaboration, cybersecurity, and Unistore. Our future success depends on our ability to continue to innovate rapidly and effectively and increase customer adoption of our platform and the AI Data Cloud, including the Snowflake Marketplace and Snowpark.

Further, the value of our platform to customers is increased to the extent they are able to use it to process and access all types of data. We need to continue to invest in technologies, services, and partnerships that increase the types of data available and processed on our platform and the ease with which customers can ingest data into our platform. We must also continue to enhance our data sharing and marketplace capabilities so customers can share their data with internal business units, customers, and other third parties, acquire additional third-party data and data products to combine with their own data to gain additional business insights, and develop and monetize applications on our platform. As we develop, acquire, and introduce new services and technologies, including those that may incorporate artificial intelligence and machine learning, we may be subject to new or heightened legal, ethical, and other challenges. In addition, our platform requires third-party public cloud infrastructure to operate. Currently, we use public cloud offerings provided by AWS, Azure, and GCP. We will need to continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers and partners. To the extent we expand further into the public sector and highly regulated countries and industries, our platform and operations may need to address additional requirements specific to those markets, including data sovereignty requirements.

If we are unable to enhance our platform or operations to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations could be adversely affected.
If we are not successful in executing our investments in AI Technology, including generative AI Technology, our business, financial condition, and results of operations could be harmed.
We are investing significantly in AI Technology. Our investments include internally developing AI Technology, acquiring companies with complementary AI Technology, and partnering with companies to bring AI Technology to our platform. Our competitors are pursuing similar opportunities and may, as a result of greater resources, branding, or otherwise, develop, adopt and implement AI Technology faster or more successfully than we do, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations. In addition, our successful development of AI Technology depends on our access to GPUs, which are currently in high demand. Finally, customers’ use of our AI Technology is often dependent on their ability to meet evolving regulatory standards, successfully complete internal compliance reviews, and enter into mutually acceptable contractual terms. If they are unable to do so, they may not use our AI Technology as much as we anticipate. It is also possible that our investments in AI Technology do not result in the benefits we anticipate, or enable us to maintain our competitive advantage, which may adversely affect our business, financial condition, and results of operations. For example, we may not accurately anticipate market demand or offer AI Technology that amplifies our core data platform.

If we, our customers, or third-party service providers experience an actual or perceived security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.
In the ordinary course of our business, we store, transmit, generate, and process our, our customers’, and our business partners’ confidential and proprietary data. Such data includes sensitive data, such as personal information, protected health information, and financial data. We also use third-party service providers, sub-processors, and technology to help us deliver services to our customers and their end-users, as well as for our internal business operations. For example, our platform is built on the infrastructure of third-party public cloud providers, such as AWS, Azure, and GCP, and we use third-party technology to assist with securing our environment and providing access to our platform. Our customers may also use third-party service providers to assist with their use of our platform or third-party technology, such as connectors, to access our platform. These third-party service providers may process, store, or transmit data of our employees, partners, customers, and customers’ end-users or may otherwise be used to help operate our platform and corporate systems. We, our customers and business partners, and these third parties face a variety of evolving cybersecurity threats.

Cybersecurity threats come from a variety of sources, including traditional computer “hackers,” internal and external personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Cybersecurity threat actors can use a wide variety of methods, including unauthorized intrusions, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, infostealer malware, social engineering attacks (including through deep-fakes and phishing), internal and external personnel misconduct or error, supply-chain attacks, software vulnerabilities, software or hardware disruptions or failures, and attacks enhanced or facilitated by AI Technology, all of which are prevalent in our industry and our customers’ and partners’ industries. These methods change frequently and are becoming increasingly difficult to detect. Threat actors who successfully compromise networks or systems may use the unauthorized access as a vector to compromise other networks and systems. Threat actors’ goals often include disrupting a company’s operations or ability to provide services, obtaining unauthorized access to platforms, systems, networks, or physical facilities in which data is stored or processed, or through which data is transmitted, and stealing data. Ransomware attacks are becoming more frequent and severe.

There can be no assurance that security measures designed to protect against security incidents will be effective, and our efforts to investigate, mitigate, contain, and remediate any security incidents that do occur may not be successful. Even though we may not control the security measures of third-party providers, we may incur liability or suffer reputational harm if such measures are breached. Actions taken by us, third-party cloud providers, or the other third parties with whom we work to detect, investigate, mitigate, contain, and remediate security incidents could result in outages, data losses, and disruptions of our business. We may be unable to detect, mitigate, or remediate vulnerabilities in our information security systems (such as our hardware and software, including that of third parties upon which we rely) on a timely basis. We may be unwilling or unable to make ransom payments due to, for example, applicable laws or regulations prohibiting such payments, the negative precedent such payments would set, or uncertainty over whether such payments would result in the threat actor deleting stolen data or otherwise delivering on their promised course of action. In general, cybersecurity incidents or security vulnerabilities could lead to significant interruptions in our operations, loss of data and income, reputational harm, diversion of funds, increased insurance costs, and other harm to our business, reputation, and competitive position. Security incidents and their resulting consequences, including negative publicity, may also cause customers to stop using our platform, deter existing or prospective customers from using our platform, and negatively impact our ability to grow and operate our business.

Our customers have experienced and may in the future experience security incidents in connection with their use of our platform that harm our customer relationships and our reputation, even when such incidents are due to vulnerabilities, policy violations, or credential exposures that we do not cause. We operate under a shared responsibility cybersecurity model where we are responsible for the security of our platform and underlying cloud infrastructure, while our customers are responsible for selecting, enabling, and configuring security controls for their individual environments in a manner that meets applicable cybersecurity standards and effectively reduces their information security risk. To assist customers in meeting their responsibilities, we offer and support a range of tools and features for access control, including multi-factor authentication (MFA), network access policies, and unified role-based access controls and policies. Customers may also use third-party external authentication tools, in which case we do not have visibility into whether adequate access controls (such as MFA or network restrictions) are being enforced. Regardless of whether customers use our authentication tools or external tools, if customers allow static access credentials, they are responsible for ensuring that the credentials remain private and are rotated on a regular basis. If our customers do not implement, or incorrectly implement, these features or otherwise fail to fulfill their responsibilities under our shared responsibility model, there is a higher risk that they will be the victim of cybersecurity incidents, which may harm our customer relationships, our reputation, and our business, which has occurred in the past and may happen again in the future.

We have contractual and other legal obligations to notify customers and other parties of certain security incidents, and may choose to make such notifications even if not legally required to do so. For example, SEC rules require disclosure on Form 8-K of the nature, scope and timing of any material cybersecurity incident and the reasonably likely impact of such incident. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward, and any such mandatory disclosures are costly and could lead to negative publicity, loss of customer or partner confidence in the effectiveness of our security measures, diversion of management’s attention, governmental investigations, and the expenditure of significant capital and other resources to investigate, respond to, or alleviate problems caused by the actual or perceived security breach.

Any security breach of our platform, our operational systems, our software (including open-source software), our physical facilities, or the systems of our third-party service providers or sub-processors, or the perception that one has occurred, or unauthorized access to our customers’ or partners’ systems, data, or technology, could result in claims that we have breached customer contracts or other legal obligations. In addition, we may be subject to, and have received in the past, requests by regulators (including members of Congress) for information about our security practices, our public statements about our security program, experiences, and issues. Alleged failures, problems, or issues related to our information security or our customers’ use of our platform, including following such information requests, could result in formal investigations; actions from a variety of regulators, including state attorneys general, the Department of Justice, the Federal Trade Commission (FTC), and the SEC; litigation; indemnity obligations; fines; penalties; mitigation and remediation costs; reputational harm; diversion of management’s attention; friction with customers; and other liabilities and damage to our business. Further, cybersecurity incidents may lead customers or prospective customers to attempt to negotiate contractual terms that are less favorable to us, such as broader indemnification obligations and higher limitations of liability.

Our insurance coverage may not be adequate for liability arising from data security breaches involving us or our customers or other third parties, indemnification obligations, or other liabilities. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements) could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Risks related to our systems and security breaches are likely to increase as we continue to expand our platform and geographic footprint, grow our customer and partner base, acquire operating companies, and process, store, and transmit increasingly large amounts of data.

For example, in May 2024, we became aware that a cybersecurity threat actor had potentially accessed a number of our customers’ Snowflake accounts as a result of such customers’ failure to fulfill certain of their obligations under our shared responsibility cybersecurity model (e.g., implementing MFA and network access policies). Even though we did not identify any evidence suggesting this activity was caused by or otherwise related to any vulnerability or misconfiguration of our systems, or a breach of our platform’s security or our environment, we are now the subject of multiple lawsuits, regulatory actions and investigations, and lawmaker inquiries (including Congressional inquiries) relating to these customer incidents. We are unable to predict the outcome or timeline of these matters or if any additional requests, inquiries, lawsuits, investigations or other government actions may arise. We have suffered and may continue to suffer negative publicity and reputational damage, including due to the misperception that our customers’ incidents resulted from a vulnerability, misconfiguration or breach of our platform’s security or systems and malicious activity within our environment. In addition, we may experience customer churn or face claims by customers, and it is possible that we are not able to fully recover any losses relating to these matters through any applicable insurance coverage or we may be required to seek indemnification from breached customers to mitigate our damages. These matters, together with any additional inquiries, regulatory or governmental investigations or other disputes that result from these customer security incidents, will require us to divert resources and may harm our reputation, business, financial condition and results of operations.

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
From time to time, we may become subject to legal proceedings and claims, such as claims brought by our customers in connection with commercial disputes, employment claims, including claims related to the loss of employee equity grants upon termination, intellectual property claims, or securities class actions or other claims related to volatility in the trading price of our common stock. For example, we are named in a securities class action lawsuit in federal court alleging federal securities law violations, as well as several class action lawsuits alleging common law and statutory claims in connection with the security matters we became aware of in May 2024. See the section titled “Legal Proceedings” for more information. Litigation could result in substantial costs and divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Our existing insurance might not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims, or continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.
We or our third-party service providers could suffer disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies.
Our business depends on our platform being available without disruption. We and our third-party service providers have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems related to our platform and with the public cloud and internet infrastructure on which our platform relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities, coding errors, and defects in proprietary and open-source software, human error or misconduct, natural disasters (such as tornadoes, earthquakes, or fires), capacity constraints, design limitations, denial of service attacks, or other security-related incidents.

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

Any disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud, internet infrastructure, or other technology on which it relies, or any material change in our contractual and other business relationships with our public cloud providers, could result in reduced use of our platform, increased expenses, including service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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
•our ability to attract new customers;
•our ability to retain existing customers and drive their increased sustained consumption of our platform (including new product features and functionality);
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
•fluctuations in consumption resulting from the introduction of new features, technologies, or capabilities to our software, systems, or to underlying cloud infrastructure, including features or capabilities that may increase or decrease the consumption required to execute existing or future workloads, like better storage compression and cloud infrastructure processor improvements, or that allow customers to use our platform for compute services without requiring storage;
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
•inflation and our ability to control costs, including our operating expenses;
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
•significant security breaches affecting our platform or customers’ accounts; and
•technical difficulties with, or interruptions to, the delivery and use of our platform.
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
We must increase the size and productivity of our sales and marketing organization to increase our sales to new and existing customers. It requires significant time and resources to effectively onboard new sales and marketing personnel and to train new and existing personnel so they are able to successfully sell our product. We also plan to continue to dedicate significant resources to sales and marketing programs that are industry-specific and focused on large organizations. Once a new customer begins using our platform, our sales team needs to focus on expanding consumption with that customer. All these efforts require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. In addition, our sales compensation plans must be structured in a way that properly incentivizes our sales and marketing personnel to drive increased consumption and new capacity arrangements. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from our sales force if we are unable to attract, hire, develop, integrate, and retain talented and effective sales personnel, if our sales personnel are unable to achieve desired productivity levels, or if our sales and marketing programs, including our sales compensation plans, are not effective.

Sales efforts to large customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.
Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, stronger customer leverage in negotiating pricing and other terms, more complex customer requirements, including our ability to partner with third parties that advise such customers or help them integrate their IT solutions, substantial upfront sales costs, less predictability in completing some of our sales, and higher customer support expectations. For example, large customers may require considerable time to evaluate and test our platform or new features prior to making a purchase decision. In addition, large customers may be switching from legacy on-premises solutions when purchasing our products, and may rely on third parties with whom we do not have relationships when making purchasing decisions. Furthermore, large customers may have more extensive compliance and vendor diligence programs with respect to new products and services, which may increase both the time and resources needed to sell to them and also result in the inability to sell to them if we do not meet their compliance standards. A number of factors also influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the renegotiation of existing agreements to cover additional workloads, changing laws, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. We have also historically seen consumption growth from large enterprises take longer than when compared to smaller enterprises. Moreover, large customers often begin to deploy our products on a limited basis but nevertheless demand implementation services and negotiate pricing discounts, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations could be affected.
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

From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. For example, in February 2024, Frank Slootman retired as Chief Executive Officer and Sridhar Ramaswamy was appointed to replace him. In July 2024, Grzegorz Czajkowski, our former EVP, Engineering and Support, resigned and left Snowflake to pursue another opportunity. The loss of additional executive officers or any significant change in executive leadership could harm morale, cause additional personnel to depart, or introduce operational delays or risks as successor executives learn our business, each of which could harm our operating results.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based data platform products, including products with artificial intelligence capabilities, and experienced sales, customer support, and professional services personnel. We also are dependent on the continued service of our existing software engineers because of the sophistication of our platform.

In order to continue to hire and retain highly qualified personnel, we will need to continue to hire in new locations around the world and manage return to work and remote working policies, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have and can provide more competitive compensation and benefits. In addition, we require the majority of our employees to work from a physical office, while certain of our competitors allow remote work environments. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. Since the beginning of fiscal year 2025, our stock price has declined significantly. If the actual or perceived value of our equity awards continues to decline or undergoes significant volatility, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees. Furthermore, current and prospective employees may believe that their equity award offers have limited upside, and our competitors may be able to offer more appealing compensation packages. In order to retain our existing employees and manage potential attrition, including as a result of any stock price decreases and market volatility that impact the actual or perceived value of our equity awards, we may issue additional equity awards or provide our employees with increased cash compensation, which could negatively impact our results of operations and be dilutive to stockholders. Finally, if we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached our or their legal obligations, resulting in a diversion of our time and resources.

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
In our customer contracts and certain strategic partnership agreements, we assume liability for security breaches and data protection claims caused by us and by certain third parties on which we rely. Our contracts with customers, partners, investors, and other third parties may also include indemnification provisions under which we agree to defend and indemnify them against claims and losses arising from alleged infringement, misappropriation, or other violation of intellectual property rights and for other matters. We may not be successful in our attempt to limit our liability and indemnity obligations and obtain corresponding liability and indemnification obligations from vendors and partners that would require them to contribute to our obligations, and an event triggering our liability or indemnity obligations could give rise to multiple claims involving multiple customers or other third parties. In addition, our customers or other business partners may attempt to claim indemnification even if we are not at fault, and defending against such claims may be time-consuming and expensive. There is no assurance that our applicable insurance coverage, if any, would cover, in whole or in part, any such liability or indemnity obligations. We may be liable for up to the full amount of the contractual claims, which could result in substantial liability or material disruption to our business or could negatively impact our relationships with customers or other third parties, reduce demand for our platform, and adversely affect our business, financial condition, and results of operations.

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
We provide our platform to the U.S. government, state and local governments, foreign governments, and heavily regulated organizations directly and through our partners. We have made, and may continue to make, significant investments to support future sales opportunities in the government sector, including obtaining government certifications or clearances. However, government certification or clearance requirements may change, we may be unable to achieve or sustain one or more required government certifications or clearances, or we may be required to make unexpected changes to our business, operations or products to obtain or sustain such certifications or clearances. As a result, our ability to sell into the government sector could be restricted until we satisfy the requirements of such certifications or clearances.

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 24% of our revenue for each of the three and six months ended July 31, 2024. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, including China, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
•differing and potentially more onerous labor regulations that are generally more advantageous to employees as compared to the United States, including regulations governing terminations in locations that do not permit at-will employment and deemed hourly wage and overtime regulations;
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
We are currently offering our platform to Chinese affiliates of certain multi-national customers. Under Chinese law, we must offer our platform through a Chinese-owned operating partner, which must assume control and management of certain aspects of our platform and serve as the seller of record. This requires a new operating and go-to-market model, and there is a risk that functionality or customer experience may suffer and that we may incur liability or brand impairment arising from the operating partner’s actions or inactions. In addition, developing and operationalizing this new model is a significant investment and may not generate expected returns.

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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 legislation informally titled the Tax Act significantly reformed the Internal Revenue Code of 1986, as amended (the Code). In August 2022, the United States passed the Inflation Reduction Act, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on stock repurchases. In February 2023, our board of directors authorized the repurchase of up to $2.0 billion of our common stock through a stock repurchase program. In August 2024, our board of directors authorized the repurchase of an additional $2.5 billion of our outstanding common stock under the stock purchase program and extended the expiration date of the stock repurchase program from March 2025 to March 2027. We do not expect the excise tax on repurchases under our stock repurchase program to have a material impact on our aggregate tax liability. In addition, many countries have recently proposed, recommended, or enacted changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

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
•significant data breaches, disruptions to, or other incidents involving our platform or our customers;
•our involvement in litigation or governmental or regulatory investigations or inquiries and the development and outcome of such litigation, investigations, or inquiries;

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
In February 2023, our board of directors authorized the repurchase of up to $2.0 billion of our common stock through a stock repurchase program. In August 2024, our board of directors authorized the repurchase of an additional $2.5 billion of our outstanding common stock under the stock repurchase program and extended the expiration date of the stock repurchase program from March 2025 to March 2027. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents our stock repurchase activity under our authorized stock repurchase program for the three months ended July 31, 2024 (in thousands, except for per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

May 1, 2024 to May 31, 2024	—	$—	—	$891,939
June 1, 2024 to June 30, 2024	2,957	$135.29	2,957	$491,939
July 1, 2024 to July 31, 2024	—	$—	—	$491,939
Total	2,957		2,957

________________
(1)Weighted-average price paid per share includes transaction costs associated with the repurchases.
(2)In February 2023, our board of directors authorized, and on March 1, 2023, we publicly announced, a stock repurchase program of up to $2.0 billion of our outstanding common stock. In August 2024, our board of directors authorized, and we publicly announced, the repurchase of an additional $2.5 billion of our outstanding common stock under the stock repurchase program and extended the expiration date of the stock repurchase program from March 2025 to March 2027. The amount disclosed in this column does not take into account the additional $2.5 billion of repurchase amount authorized in August 2024. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	9/18/2020
3.2	Amended and Restated Bylaws of Snowflake Inc.	8-K	001-39504	3.1	11/29/2023
3.3	Certificate of Retirement.	8-K	001-39504	3.1	3/3/2021
10.1+	Amended and Restated Non-Employee Director Compensation Policy.					X
10.2+	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under 2020 Equity Incentive Plan.					X
10.3+	Forms of Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Snowflake Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

Date: August 29, 2024

SNOWFLAKE INC.

By:	/s/ Sridhar Ramaswamy
Name:	Sridhar Ramaswamy
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Emily Ho
Name:	Emily Ho
Title:	Chief Accounting Officer
(Principal Accounting Officer)