Form 10-Q
period 2024-10-31
Snowflake Inc.
filed 2024-11-27
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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

As of November 15, 2024, there were 330.1 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding.

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
•our ability to meet the requirements of our existing debt;
•our expectations regarding our convertible senior notes, including the expected use of proceeds we received;
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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.snowflake.com), our filings with the Securities and Exchange Commission (SEC), webcasts, press releases, and conference calls. We use these mediums, including our website as well as social media, including certain X (formerly Twitter) and LinkedIn accounts held and/or managed by us or our executive officers, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information we make available on our website or social media may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information we make available on our website and social media.

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
•If we are not successful in executing our investments in artificial intelligence and machine learning technology (AI Technology), including generative AI technology, our business, financial condition, and results of operations could be harmed.
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
•If we lose key members of our management team or are unable to attract and retain the executives and employees we need to support our operations and growth, our business and future growth prospects may be harmed.
•We do business with federal, state, local, and foreign governments and agencies, and heavily regulated organizations; as a result, we face heightened risks related to special contract terms, non-standard product deployments, and compliance with additional processes, rules, and regulations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	October 31, 2024	January 31, 2024

Assets
Current assets:
Cash and cash equivalents	$2,148,928	$1,762,749
Short-term investments	2,008,062	2,083,499
Accounts receivable, net	596,352	926,902
Deferred commissions, current	89,831	86,096
Prepaid expenses and other current assets	140,898	180,018
Total current assets	4,984,071	5,039,264
Long-term investments	892,777	916,307
Property and equipment, net	278,374	247,464
Operating lease right-of-use assets	280,719	252,128
Goodwill	990,665	975,906
Intangible assets, net	268,514	331,411
Deferred commissions, non-current	177,307	187,093
Other assets	329,831	273,810
Total assets	$8,202,258	$8,223,383
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$148,920	$51,721
Accrued expenses and other current liabilities	485,130	446,860
Operating lease liabilities, current	38,288	33,944
Deferred revenue, current	1,974,934	2,198,705
Total current liabilities	2,647,272	2,731,230
Convertible senior notes, net	2,269,459	—
Operating lease liabilities, non-current	287,881	254,037
Deferred revenue, non-current	11,973	14,402
Other liabilities	51,264	33,120
Total liabilities	5,267,849	3,032,789
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized; zero shares issued and outstanding as of each October 31, 2024 and January 31, 2024	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized; 330,520 and 334,453 shares issued as of October 31, 2024 and January 31, 2024, respectively(1); 330,071 and 333,961 shares outstanding as of October 31, 2024 and January 31, 2024, respectively(1); 185,461 Class B shares authorized; zero shares issued and outstanding as of each October 31, 2024 and January 31, 2024	33	34
Treasury stock, at cost; 449 and 492 shares held as of October 31, 2024 and January 31, 2024, respectively	(61,390)	(67,140)
Additional paid-in capital	9,964,054	9,331,238
Accumulated other comprehensive loss	(2,760)	(8,220)
Accumulated deficit	(6,970,492)	(4,075,604)
Total Snowflake Inc. stockholders’ equity	2,929,445	5,180,308
Noncontrolling interest	4,964	10,286
Total stockholders’ equity	2,934,409	5,190,594
Total liabilities and stockholders’ equity	$8,202,258	$8,223,383
________________
(1)    In connection with a business combination completed during the three months ended January 31, 2024, the Company issued approximately 0.2 million shares of its Class A common stock to one of its wholly-owned subsidiaries, in exchange for a noncontrolling equity interest in the acquired company that was held by the subsidiary prior to this business combination. These shares were treated as treasury stock for accounting purposes as of January 31, 2024, April 30, 2024, and July 31, 2024, and were subsequently transferred to the Company and retired during the three months ended October 31, 2024. These shares were not included in the numbers of shares issued and outstanding disclosed above.
See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Revenue	$942,094	$734,173	$2,639,626	$2,031,790
Cost of revenue	320,894	228,948	881,489	656,754
Gross profit	621,200	505,225	1,758,137	1,375,036
Operating expenses:
Sales and marketing	437,962	355,079	1,239,409	1,029,925
Research and development	442,435	332,065	1,290,889	923,473
General and administrative	106,260	78,704	297,171	240,906
Total operating expenses	986,657	765,848	2,827,469	2,194,304
Operating loss	(365,457)	(260,623)	(1,069,332)	(819,268)
Interest income	48,655	53,491	152,699	146,902
Interest expense	(689)	—	(689)	—
Other expense, net	(8,474)	(4,170)	(37,722)	(2,646)
Loss before income taxes	(325,965)	(211,302)	(955,044)	(675,012)
Provision for (benefit from) income taxes	1,937	3,392	8,444	(6,934)
Net loss	(327,902)	(214,694)	(963,488)	(668,078)
Less: net loss attributable to noncontrolling interest	(3,623)	(443)	(5,322)	(1,333)
Net loss attributable to Snowflake Inc.	$(324,279)	$(214,251)	$(958,166)	$(666,745)
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(0.98)	$(0.65)	$(2.88)	$(2.04)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	331,761	329,310	333,136	326,964

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Net loss	$(327,902)	$(214,694)	$(963,488)	$(668,078)
Other comprehensive income:
Net change in unrealized gains or losses on available-for-sale debt securities	2,575	5,927	5,458	11,796
Other	44	(891)	2	(732)
Total other comprehensive income	2,619	5,036	5,460	11,064
Comprehensive loss	(325,283)	(209,658)	(958,028)	(657,014)
Less: comprehensive loss attributable to noncontrolling interest	(3,623)	(443)	(5,322)	(1,333)
Comprehensive loss attributable to Snowflake Inc.	$(321,660)	$(209,215)	$(952,706)	$(655,681)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended October 31, 2024
	Class A Common Stock(1)		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—July 31, 2024	335,620	$34	(460)	$(62,800)	$9,822,965	$(5,379)	$(5,625,819)	$4,129,001	$8,587	$4,137,588
Issuance of common stock upon exercise of stock options	2,010	—	—	—	11,551	—	—	11,551	—	11,551
Issuance of common stock under employee stock purchase plan	314	—	—	—	30,318	—	—	30,318	—	30,318
Issuance of common stock in connection with a business combination subject to future vesting	68	—	—	—	—	—	—	—	—	—
Cancellation of common stock issued in connection with business combinations	(71)	—	—	—	(67)	—	—	(67)	—	(67)
Vesting of restricted stock units	2,117	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(712)	—	—	—	(80,213)	—	—	(80,213)	—	(80,213)
Repurchases and retirement of common stock, including transaction costs and excise tax	(8,826)	(1)	—	—	—	—	(1,020,394)	(1,020,395)	—	(1,020,395)
Reissuance of treasury stock upon settlement of equity awards	—	—	11	1,410	(1,393)	—	—	17	—	17
Purchases of capped calls related to convertible senior notes	—	—	—	—	(195,500)	—	—	(195,500)	—	(195,500)
Stock-based compensation	—	—	—	—	376,393	—	—	376,393	—	376,393
Other comprehensive income	—	—	—	—	—	2,619	—	2,619	—	2,619
Net loss	—	—	—	—	—	—	(324,279)	(324,279)	(3,623)	(327,902)
BALANCE—October 31, 2024	330,520	$33	(449)	$(61,390)	$9,964,054	$(2,760)	$(6,970,492)	$2,929,445	$4,964	$2,934,409

	Three Months Ended October 31, 2023
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—July 31, 2023	329,878	$33	(500)	$(68,299)	$8,679,411	$(32,244)	$(3,291,963)	$5,286,938	$11,289	$5,298,227
Issuance of common stock upon exercise of stock options	1,095	—	—	—	7,294	—	—	7,294	—	7,294
Issuance of common stock under employee stock purchase plan	204	—	—	—	24,169	—	—	24,169	—	24,169
Vesting of early exercised stock options	—	—	—	—	41	—	—	41	—	41
Vesting of restricted stock units	1,632	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(551)	—	—	—	(90,162)	—	—	(90,162)	—	(90,162)
Repurchases and retirement of common stock, including transaction costs	(2,607)	—	—	—	—	—	(400,038)	(400,038)	—	(400,038)
Stock-based compensation	—	—	—	—	310,894	—	—	310,894	—	310,894
Other comprehensive income	—	—	—	—	—	5,036	—	5,036	—	5,036
Net loss	—	—	—	—	—	—	(214,251)	(214,251)	(443)	(214,694)
BALANCE—October 31, 2023	329,651	$33	(500)	$(68,299)	$8,931,647	$(27,208)	$(3,906,252)	$4,929,921	$10,846	$4,940,767
________________
(1)    In connection with a business combination completed during the three months ended January 31, 2024, the Company issued approximately 0.2 million shares of its Class A common stock to one of its wholly-owned subsidiaries, in exchange for a noncontrolling equity interest in the acquired company that was held by the subsidiary prior to this business combination. These shares were treated as treasury stock for accounting purposes as of January 31, 2024, April 30, 2024, and July 31, 2024, and were subsequently transferred to the Company and retired during the three months ended October 31, 2024. These shares are not reflected in the table above.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2024
	Class A Common Stock(1)		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2024	334,453	$34	(492)	$(67,140)	$9,331,238	$(8,220)	$(4,075,604)	$5,180,308	$10,286	$5,190,594
Issuance of common stock upon exercise of stock options	5,196	—	—	—	35,031	—	—	35,031	—	35,031
Issuance of common stock under employee stock purchase plan	660	—	—	—	77,053	—	—	77,053	—	77,053
Issuance of common stock in connection with a business combination	1	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with a business combination subject to future vesting	68	—	—	—	—	—	—	—	—	—
Cancellation of common stock issued in connection with business combinations	(71)	—	—	—	(67)	—	—	(67)	—	(67)
Vesting of restricted stock units	7,569	1	—	—	(1)	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(2,591)	—	—	—	(356,178)	—	—	(356,178)	—	(356,178)
Repurchases and retirement of common stock, including transaction costs and excise tax	(14,765)	(2)	—	—	—	—	(1,936,722)	(1,936,724)	—	(1,936,724)
Reissuance of treasury stock upon settlement of equity awards	—	—	43	5,750	(5,650)	—	—	100	—	100
Purchases of capped calls related to convertible senior notes	—	—	—	—	(195,500)	—	—	(195,500)	—	(195,500)
Stock-based compensation	—	—	—	—	1,078,128	—	—	1,078,128	—	1,078,128
Other comprehensive income	—	—	—	—	—	5,460	—	5,460	—	5,460
Net loss	—	—	—	—	—	—	(958,166)	(958,166)	(5,322)	(963,488)
BALANCE—October 31, 2024	330,520	$33	(449)	$(61,390)	$9,964,054	$(2,760)	$(6,970,492)	$2,929,445	$4,964	$2,934,409

	Nine Months Ended October 31, 2023
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2023	323,305	$32	—	$—	$8,210,750	$(38,272)	$(2,716,074)	$5,456,436	$12,179	$5,468,615
Issuance of common stock upon exercise of stock options	5,951	1	—	—	38,820	—	—	38,821	—	38,821
Issuance of common stock under employee stock purchase plan	516	—	—	—	61,234	—	—	61,234	—	61,234
Vesting of early exercised stock options	—	—	—	—	163	—	—	163	—	163
Vesting of restricted stock units	5,131	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(1,740)	—	—	—	(279,067)	—	—	(279,067)	—	(279,067)
Repurchases of common stock as treasury stock	—	—	(500)	(68,299)	—	—	—	(68,299)	—	(68,299)
Repurchases and retirement of common stock, including transaction costs	(3,512)	—	—	—	—	—	(523,433)	(523,433)	—	(523,433)
Stock-based compensation	—	—	—	—	899,747	—	—	899,747	—	899,747
Other comprehensive income	—	—	—	—	—	11,064	—	11,064	—	11,064
Net loss	—	—	—	—	—	—	(666,745)	(666,745)	(1,333)	(668,078)
BALANCE—October 31, 2023	329,651	$33	(500)	$(68,299)	$8,931,647	$(27,208)	$(3,906,252)	$4,929,921	$10,846	$4,940,767
________________
(1)    In connection with a business combination completed during the three months ended January 31, 2024, the Company issued approximately 0.2 million shares of its Class A common stock to one of its wholly-owned subsidiaries, in exchange for a noncontrolling equity interest in the acquired company that was held by the subsidiary prior to this business combination. These shares were treated as treasury stock for accounting purposes as of January 31, 2024, April 30, 2024, and July 31, 2024, and were subsequently transferred to the Company and retired during the three months ended October 31, 2024. These shares are not reflected in the table above.
See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(963,488)	$(668,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	132,378	84,917
Non-cash operating lease costs	42,370	39,141
Amortization of deferred commissions	68,835	54,722
Stock-based compensation, net of amounts capitalized	1,051,195	862,517
Net accretion of discounts on investments	(33,869)	(49,226)
Net realized and unrealized losses (gains) on strategic investments in equity securities	35,814	(1,105)
Amortization of debt issuance costs	689	—
Deferred income tax	(532)	(13,107)
Other	4,879	14,286
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	328,704	205,138
Deferred commissions	(62,785)	(66,470)
Prepaid expenses and other assets	42,456	51,574
Accounts payable	102,721	51,672
Accrued expenses and other liabilities	38,702	33,709
Operating lease liabilities	(34,344)	(28,739)
Deferred revenue	(226,686)	(67,409)
Net cash provided by operating activities	527,039	503,542
Cash flows from investing activities:
Purchases of property and equipment	(35,002)	(22,014)
Capitalized internal-use software development costs	(23,428)	(27,104)
Cash paid for business combinations, net of cash, cash equivalents, and restricted cash acquired	(17,125)	(279,534)
Purchases of intangible assets	—	(28,744)
Purchases of investments	(2,288,985)	(2,095,329)
Sales of investments	54,394	11,266
Maturities and redemptions of investments	2,276,653	2,751,148
Settlement of cash flow hedges	(749)	—
Net cash provided by (used in) investing activities	(34,242)	309,689
Cash flows from financing activities:
Proceeds from exercise of stock options	35,212	38,854
Proceeds from issuance of common stock under employee stock purchase plan	77,053	61,234
Taxes paid related to net share settlement of equity awards	(359,607)	(273,828)
Repurchases of common stock	(1,932,333)	(591,732)

	Nine Months Ended October 31,
	2024	2023

Gross proceeds from issuance of convertible senior notes	2,300,000	—
Cash paid for issuance costs on convertible senior notes	(31,230)	—
Purchases of capped calls related to convertible senior notes	(195,500)	—
Net cash used in financing activities	(106,405)	(765,472)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,131)	(4,595)
Net increase in cash, cash equivalents, and restricted cash	385,261	43,164
Cash, cash equivalents, and restricted cash—beginning of period	1,780,977	956,731
Cash, cash equivalents, and restricted cash—end of period	$2,166,238	$999,895
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$21,198	$7,690
Stock-based compensation included in capitalized software development costs	$29,081	$37,230
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other current liabilities	$3,438	$5,293
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$2,148,928	$982,182
Restricted cash—included in other assets and prepaid expenses and other current assets	17,310	17,713
Total cash, cash equivalents, and restricted cash	$2,166,238	$999,895
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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2024 and the results of operations for the three and nine months ended October 31, 2024 and 2023, and cash flows for the nine months ended October 31, 2024 and 2023. The condensed balance sheet as of January 31, 2024 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended October 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	October 31, 2024	January 31, 2024

United States	$436,258	$379,664
Other(1)	122,835	119,928
Total	$559,093	$499,592
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of October 31, 2024 and January 31, 2024.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which was filed with the SEC on March 26, 2024. During the nine months ended October 31, 2024, the Company (i) updated its revenue recognition accounting policy, as described below, due to the developments in the Company’s business in connection with a new product capability that became generally available to customers during the three months ended July 31, 2024, and (ii) added the convertible senior notes accounting policy with respect to the completion of the private offering of convertible senior notes during the three months ended October 31, 2024. Other than these updates, there have been no significant changes to the Company’s accounting policies.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) for all periods presented.

The Company delivers its platform over the internet as a service. Customers choose to consume the platform under either capacity arrangements, in which customers commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which the Company charges for use of the platform monthly in arrears. Under capacity arrangements, from which a majority of revenue is derived, the Company typically bills its customers annually in advance of their consumption. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount under a capacity contract or following the expiration of a customer’s capacity contract. Revenue from on-demand arrangements represented approximately 2% of the Company’s revenue for each of the three and nine months ended October 31, 2024 and 2023. The Company recognizes revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. Deployment fees are recognized ratably over the contract term.

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

Convertible Senior Notes

The Company accounts for each series of its convertible senior notes as a liability in its entirety, measured at amortized cost. Debt issuance costs incurred in connection with the issuance of the Company’s convertible senior notes are reflected in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the outstanding convertible senior notes. These costs are amortized using the effective interest rate method over the terms of the convertible senior notes and are included within interest expense on the condensed consolidated statements of operations.

In connection with the convertible senior notes offering, the Company entered into privately negotiated capped call transactions relating to each series of convertible senior notes with certain counterparties. The capped call transactions are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the relevant series of convertible senior notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes of such series, with such reduction and/or offset subject to a cap. See Note 10, “Convertible Senior Notes,” for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss, and an amount for other segment items by reportable segment and a description of its composition. This guidance also requires disclosures on the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources, and interim disclosures of reportable segment’s profit or loss and assets. This guidance is effective for the Company for its fiscal year beginning February 1, 2024 and interim periods within its fiscal year beginning February 1, 2025 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements and disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, on an annual and interim basis, of specified information about certain costs and expenses in the notes to financial statements. This guidance is effective for the Company for its fiscal year beginning February 1, 2027 and interim periods within its fiscal year beginning February 1, 2028 on either a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements and disclosures.

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations

Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Product revenue	$900,282	$698,478	$2,519,119	$1,928,759
Professional services and other revenue	41,812	35,695	120,507	103,031
Total	$942,094	$734,173	$2,639,626	$2,031,790

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Americas:
United States	$719,325	$569,743	$2,014,996	$1,569,099
Other Americas(1)	26,269	18,083	72,781	52,781
EMEA(1)(2)	147,205	110,412	416,734	311,586
Asia-Pacific and Japan(1)	49,295	35,935	135,115	98,324
Total	$942,094	$734,173	$2,639,626	$2,031,790
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East, and Africa.

Accounts Receivable, Net

As of October 31, 2024 and January 31, 2024, allowance for credit losses of $2.8 million and $2.5 million, respectively, was included in the Company’s accounts receivable, net balance.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of October 31, 2024 and January 31, 2024, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the three and nine months ended October 31, 2024 and 2023.

Deferred Revenue

The Company recognized $678.5 million and $556.1 million of revenue for the three months ended October 31, 2024 and 2023, respectively, from the deferred revenue balances as of July 31, 2024 and 2023, respectively.

The Company recognized $1.6 billion and $1.2 billion of revenue for the nine months ended October 31, 2024 and 2023, respectively, from the deferred revenue balances as of January 31, 2024 and 2023, respectively.

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

As of October 31, 2024, the Company’s RPO was $5.7 billion, of which the Company expects approximately 50% to be recognized as revenue in the twelve months ending October 31, 2025 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	October 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$1,479,438	$—	$—	$1,479,438
U.S. government securities	154,090	1	(1)	154,090
Time deposits	109,513	—	—	109,513
Commercial paper	27,070	2	—	27,072
Corporate notes and bonds	14,885	—	(1)	14,884
Total cash equivalents	1,784,996	3	(2)	1,784,997
Investments:
Corporate notes and bonds	1,770,898	2,476	(2,182)	1,771,192
U.S. government and agency securities	608,263	674	(1,021)	607,916
Commercial paper	341,828	228	(113)	341,943
Certificates of deposit	179,629	168	(9)	179,788
Total investments	2,900,618	3,546	(3,325)	2,900,839
Total cash equivalents and investments	$4,685,614	$3,549	$(3,327)	$4,685,836

	January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
U.S. government securities	$742,235	$1	$(2)	$742,234
Money market funds	533,211	—	—	533,211
Time deposits	56,263	—	—	56,263
Total cash equivalents	1,331,709	1	(2)	1,331,708
Investments:
Corporate notes and bonds	1,549,151	1,959	(3,394)	1,547,716
U.S. government and agency securities	877,496	574	(4,653)	873,417
Commercial paper	353,525	154	(131)	353,548
Certificates of deposit	224,869	271	(15)	225,125
Total investments	3,005,041	2,958	(8,193)	2,999,806
Total cash equivalents and investments	$4,336,750	$2,959	$(8,195)	$4,331,514

The Company included $22.5 million and $24.2 million of interest receivable in prepaid expenses and other current assets on the condensed consolidated balance sheets as of October 31, 2024 and January 31, 2024, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of October 31, 2024 and January 31, 2024 because such potential losses were not material.

As of October 31, 2024, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, classified as short-term or long-term investments on the Company’s condensed consolidated balance sheets, by remaining contractual maturity, are as follows (in thousands):

October 31, 2024
Estimated Fair Value

Due within 1 year	$2,008,062
Due in 1 year to 3 years	892,777
Total	$2,900,839

The following tables show the fair values of, and the gross unrealized losses on, the Company’s available-for-sale marketable debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position and aggregated by investment type, on the condensed consolidated balance sheets (in thousands):

	October 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
U.S. government securities	$60,252	$(1)	$—	$—	$60,252	$(1)
Corporate notes and bonds	12,160	(1)	—	—	12,160	(1)
Total cash equivalents	72,412	(2)	—	—	72,412	(2)
Investments:
Corporate notes and bonds	802,043	(2,119)	69,203	(63)	871,246	(2,182)
U.S. government and agency securities	190,643	(622)	172,126	(399)	362,769	(1,021)
Commercial paper	111,609	(113)	—	—	111,609	(113)
Certificates of deposit	21,474	(9)	—	—	21,474	(9)
Total investments	1,125,769	(2,863)	241,329	(462)	1,367,098	(3,325)
Total cash equivalents and investments	$1,198,181	$(2,865)	$241,329	$(462)	$1,439,510	$(3,327)

	January 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Cash equivalents:
U.S. government securities	$338,893	$(2)	$—	$—	$338,893	$(2)
Total cash equivalents	338,893	(2)	—	—	338,893	(2)
Investments:
Corporate notes and bonds	625,766	(1,259)	321,952	(2,135)	947,718	(3,394)
U.S. government and agency securities	525,408	(1,323)	191,863	(3,330)	717,271	(4,653)
Commercial paper	172,422	(131)	—	—	172,422	(131)
Certificates of deposit	71,813	(15)	—	—	71,813	(15)
Total investments	1,395,409	(2,728)	513,815	(5,465)	1,909,224	(8,193)
Total cash equivalents and investments	$1,734,302	$(2,730)	$513,815	$(5,465)	$2,248,117	$(8,195)

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair values of these securities due to credit related factors was not material as of October 31, 2024 and January 31, 2024.

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

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of October 31, 2024 (in thousands):

	Level 1	Level 2	Total

Assets:
Cash equivalents:
Money market funds	$1,479,438	$—	$1,479,438
U.S. government securities	—	154,090	154,090
Time deposits	—	109,513	109,513
Commercial paper	—	27,072	27,072
Corporate notes and bonds	—	14,884	14,884
Short-term investments:
Corporate notes and bonds	—	1,097,552	1,097,552
U.S. government and agency securities	—	388,779	388,779
Commercial paper	—	341,943	341,943
Certificates of deposit	—	179,788	179,788
Long-term investments:
Corporate notes and bonds	—	673,640	673,640
U.S. government and agency securities	—	219,137	219,137
Derivative assets:
Foreign currency forward contracts	—	2,028	2,028
Total assets	$1,479,438	$3,208,426	$4,687,864
Liabilities:
Derivative liabilities:
Foreign currency forward contracts	$—	$(1,408)	$(1,408)
Total liabilities	$—	$(1,408)	$(1,408)

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

See Note 10, “Convertible Senior Notes” for the fair value measurement of the Company’s convertible senior notes, which is not included in the tables above.

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

The following table presents the Company’s strategic investments by type (in thousands):

	October 31, 2024	January 31, 2024

Equity securities:
Non-marketable equity securities under Measurement Alternative	$280,589	$190,238
Non-marketable equity securities under equity method	5,372	5,307
Marketable equity securities	9,465	37,320
Debt securities:
Non-marketable debt securities	750	1,500
Total strategic investments—included in other assets	$296,176	$234,365

The following table summarizes the gains and losses associated with the Company’s strategic investments in equity securities (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Unrealized losses on non-marketable equity securities under Measurement Alternative:
Impairments	$(5,200)	$(1,000)	$(11,578)	$(3,101)
Net unrealized gains (losses) on marketable equity securities	(3,791)	(790)	(6,796)	4,206
Net unrealized gains (losses) on strategic investments in equity securities	(8,991)	(1,790)	(18,374)	1,105
Net realized gains (losses) on equity securities sold(1)	380	—	(17,440)	—
Total—included in other income (expense), net	$(8,611)	$(1,790)	$(35,814)	$1,105
________________
(1)Represents the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative held by the Company as of October 31, 2024 were $18.3 million and $33.9 million, respectively.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	October 31, 2024	January 31, 2024

Leasehold improvements	$95,772	$67,804
Computers, equipment, and software	48,132	29,859
Furniture and fixtures	23,912	17,593
Capitalized internal-use software development costs	204,768	93,222
Construction in progress—capitalized internal-use software development costs	18,171	78,737
Construction in progress—other	16,792	34,890
Total property and equipment, gross	407,547	322,105
Less: accumulated depreciation and amortization(1)	(129,173)	(74,641)
Total property and equipment, net	$278,374	$247,464
________________
(1)Includes $67.9 million and $30.0 million of accumulated amortization related to capitalized internal-use software development costs as of October 31, 2024 and January 31, 2024, respectively.

Depreciation and amortization expense was $23.0 million and $61.0 million for the three and nine months ended October 31, 2024, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $15.2 million and $39.4 million for the three and nine months ended October 31, 2024, respectively.

Depreciation and amortization expense was $10.0 million and $26.0 million for the three and nine months ended October 31, 2023, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $5.0 million and $12.3 million for the three and nine months ended October 31, 2023, respectively.

During the nine months ended October 31, 2023, the Company recognized impairment charges of $7.1 million related to its capitalized internal-use software development costs previously included in construction in-progress that were no longer probable of being completed. Such impairment charges were recorded as research and development expenses on the condensed consolidated statements of operations. No impairment charge was recognized during the nine months ended October 31, 2024.

7. Business Combinations

Fiscal 2025

During the nine months ended October 31, 2024, the Company completed acquisitions of two privately-held companies for an aggregate of $19.2 million in cash. The Company has accounted for these transactions as business combinations. In allocating the aggregate purchase consideration based on the estimated fair values, the Company recorded a total of $4.4 million of a customer relationships intangible asset (to be amortized over an estimated useful life of five years), $4.1 million of developed technology intangible assets (to be amortized over estimated useful lives of five years), $3.5 million of net liabilities acquired, $0.6 million of deferred tax liability, and $14.8 million of goodwill, of which $8.3 million is deductible and $6.5 million is not deductible for income tax purposes.

The excess of purchase consideration over the fair values of net tangible and identifiable assets acquired was recorded as goodwill. The Company believes the goodwill balances associated with these business combinations are primarily attributed to the assembled workforce and expected synergies arising from the acquisition.

Acquisition-related costs, recorded as general and administrative expenses, associated with each of the fiscal 2025 business combinations were not material during the nine months ended October 31, 2024.

Revenue and net loss attributable to each of the companies acquired in fiscal 2025, from their respective acquisition dates through October 31, 2024, were included in the Company’s condensed consolidated statements of operations for the three and nine months ended October 31, 2024, and were not material.

Fiscal 2024

Neeva Inc.

During the three months ended July 31, 2023 , the Company acquired all outstanding stock of Neeva Inc. and its equity investee (collectively, Neeva), for $185.4 million in cash. The Company acquired Neeva primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

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

Other Fiscal 2024 Business Combination

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

Acquisition-related costs, recorded as general and administrative expenses, associated with each of the fiscal 2024 business combinations were not material during the nine months ended October 31, 2023.

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

Pro forma financial information for the Mountain, LeapYear, other fiscal 2024 business combination, and fiscal 2025 business combinations has not been presented, as the effects of each were not material to the Company’s condensed consolidated financial statements.

8. Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	October 31, 2024
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$242,064	$(78,536)	$163,528
Developer community	154,900	(78,672)	76,228
Assembled workforce	55,732	(33,414)	22,318
Patents	8,874	(7,554)	1,320
Customer relationships	4,400	(106)	4,294
Total finite-lived intangible assets	$465,970	$(198,282)	$267,688
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$268,514

	January 31, 2024
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$243,596	$(47,919)	$195,677
Developer community	154,900	(55,442)	99,458
Assembled workforce	55,732	(22,945)	32,787
Patents	8,874	(6,211)	2,663
Total finite-lived intangible assets	$463,102	$(132,517)	$330,585
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$331,411

During the three and nine months ended October 31, 2024, the cost and accumulated amortization of fully amortized intangible assets were removed from the Company’s condensed consolidated balance sheet, as the asset was no longer in use.

Amortization expense of intangible assets was $24.1 million and $71.4 million for the three and nine months ended October 31, 2024, respectively, and $22.5 million and $58.9 million for the three and nine months ended October 31, 2023, respectively.

As of October 31, 2024, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
Remainder of 2025	$24,182
2026	90,212
2027	86,059
2028	53,494
2029	12,836
Thereafter	905
Total	$267,688

Goodwill

Changes in goodwill were as follows (in thousands):

Amount

Balance—January 31, 2024	$975,906
Additions and measurement period adjustments(1)	14,759
Balance—October 31, 2024	$990,665
________________
(1)Includes measurement period adjustments related to the preliminary fair values of the assets acquired and liabilities assumed in business combinations. These adjustments did not have a material impact on goodwill. See Note 7, “Business Combinations,” for further details.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2024	January 31, 2024

Accrued compensation	$220,843	$205,056
Accrued third-party cloud infrastructure expenses	80,341	48,571
Liabilities associated with sales, marketing and business development programs	40,749	39,571
Accrued taxes	23,341	37,108
Employee contributions under employee stock purchase plan	15,035	40,641
Accrued professional services	11,650	9,274
Accrued purchases of property and equipment	8,901	4,508
Employee payroll tax withheld on employee stock transactions	8,105	22,479
Other	76,165	39,652
Total accrued expenses and other current liabilities	$485,130	$446,860

10. Convertible Senior Notes

In September 2024, the Company issued an aggregate principal amount of $2.3 billion of convertible senior notes in a private placement to qualified institutional buyers, comprising of (i) $1.15 billion aggregate principal amount of 0% convertible senior notes due 2027 (2027 Notes) and (ii) $1.15 billion aggregate principal amount of 0% convertible senior notes due 2029 (2029 Notes, and together with the 2027 Notes, the Notes). Each series of Notes was issued pursuant to separate indentures, as supplemented (each an Indenture and together, the Indentures), between the Company and U.S. Bank Trust Company, National Association, as trustee.

The Notes are general, senior unsecured obligations of the Company. The 2027 Notes will mature on October 1, 2027 and the 2029 Notes will mature on October 1, 2029, in each case unless earlier converted, redeemed, or repurchased. Neither the 2027 Notes nor the 2029 Notes bear regular interest, and the principal amount of the Notes will not accrete. The Company may elect or be required to pay special interest on the Notes under certain circumstances in accordance with the terms of the applicable Indenture. Special interest, if any, will be payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2025. The total proceeds from the issuance of the Notes were approximately $2.27 billion, net of $31.2 million of debt issuance costs.

The following table presents the details of each series of Notes:

	Initial Conversion Rate per $1,000 principal	Initial Conversion Price	Initial number of shares (in thousands)

2027 Notes	6.3492	$157.50	7,302
2029 Notes	6.3492	$157.50	7,302

The conversion rate for each series of Notes is subject to adjustment under certain circumstances in accordance with the terms of the applicable Indenture. In addition, following certain corporate events that occur prior to the maturity date of the relevant series of Notes or if the Company delivers a notice of redemption in respect of a series of Notes, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes for a holder who elects to convert its Notes of the applicable series in connection with such a corporate event or convert its Notes called (or deemed called) for redemption during the related redemption period (as defined in the applicable Indenture), as the case may be.

Holders may convert all or any portion of the 2027 Notes and 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding July 1, 2027 and July 1, 2029, respectively, in each case only upon satisfaction of one or more of the following conditions:

(1) during any fiscal quarter commencing after the fiscal quarter ending on January 31, 2025 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock, par value $0.0001 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the relevant series of Notes on each applicable trading day;

(2) during the five business day period after any ten consecutive trading day period (Measurement Period) in which the trading price (as defined in the Indentures) per $1,000 principal amount of the 2027 Notes or the 2029 Notes, as applicable, for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate for such Notes on each such trading day;

(3) if the Company calls the relevant series of Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or

(4) upon the occurrence of specified corporate events as set forth in the applicable Indenture.

On or after July 1, 2027, in the case of the 2027 Notes, and on or after July 1, 2029, in the case of the 2029 Notes, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, holders of the relevant series of Notes may convert all or any portion of their Notes of such series at any time, regardless of the foregoing conditions.

Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s Class A common stock or a combination of both, at the Company’s election, in the manner and subject to the terms and conditions provided in the applicable Indenture.

The Company may, at its option, redeem for cash all or any portion of the 2027 Notes (subject to the partial redemption limitation set forth in the Indenture governing the 2027 Notes), on or after April 6, 2026 if the last reported sale price of the Company’s Class A common stock has been at least 150% of the conversion price then in effect for the 2027 Notes for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. The Company may, at its option, redeem for cash all or any portion of the 2029 Notes (subject to the partial redemption limitation set forth in the Indenture governing the 2029 Notes), on or after October 6, 2027 if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for the 2029 Notes for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the Notes.

If the Company undergoes a fundamental change (as defined in the applicable Indenture) prior to the maturity date of a series of Notes, then, subject to certain conditions and except as set forth in the applicable Indenture, holders of the relevant series of Notes may require the Company to repurchase for cash all or any portion of their Notes of such series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the relevant fundamental change repurchase date.

Each of the Indentures governing the 2027 Notes or the 2029 Notes includes customary covenants and sets forth certain events of default after which the relevant series of Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default (as defined in the applicable Indenture) involving the Company after which such Notes become automatically due and payable.

Each series of Notes is accounted for as a liability in its entirety, measured at amortized cost. The debt issuance costs for each series of the Notes are amortized to interest expense using the effective interest method over their respective terms, with effective interest rates of 0.04% for the 2027 Notes and 0.02% for the 2029 Notes.

The following table presents the net carrying values and fair values of each series of Notes as of October 31, 2024 (in thousands):

	Principal	Unamortized Debt Issuance Costs	Net Carrying Value	Fair Value
				Amount	Leveling

2027 Notes	$1,150,000	$15,184	$1,134,816	$1,181,510	Level 2
2029 Notes	$1,150,000	$15,357	$1,134,643	$1,170,206	Level 2

The fair value was determined based on the quoted prices of the Notes in an inactive market on the last traded day of the fiscal quarter and has been classified as Level 2 in the fair value hierarchy.

Amortization of debt issuance costs was not material for each of the three and nine months ended October 31, 2024.

The Company used a portion of the net proceeds from the offering to (i) pay the $195.5 million cost of the privately negotiated capped call transactions relating to each series of the Notes, as described below, and (ii) repurchase $399.6 million of its Class A common stock from purchasers of the Notes in the offering in privately negotiated transactions entered into in connection with the Notes offering at a purchase price of $112.50 per share. See Note 12, “Equity,” for further details.

Capped Call Transactions

In connection with the Notes offering, the Company entered into privately negotiated capped call transactions relating to each series of Notes (Capped Calls) with certain of the initial purchasers or affiliates thereof and certain other financial institutions. The Capped Calls are generally expected to reduce the potential dilution to the Company’s Class A common stock upon any conversion of the relevant series of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes of such series, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $225.00 per share.

The following table sets forth other key terms and premiums paid for the Capped Calls related to each series of Notes (in thousands, except per share data):

	Capped Calls Entered into in Connection with the Offering of the 2027 Notes	Capped Calls Entered into in Connection with the Offering of the 2029 Notes

Initial number of shares covered, subject to certain adjustments	7,302	7,302
Initial strike price, subject to certain adjustments	$157.50	$157.50
Initial cap price, subject to certain adjustments	$225.00	$225.00
Total premium paid	$94,300	$101,200

The Capped Calls are separate transactions, and not part of the terms of any series of Notes. As the Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer’s own stock and classified in stockholders’ equity, the premiums paid for the purchases of the Capped Calls was recorded as a reduction to the additional paid-in capital and will not be remeasured as long as they continue to meet the conditions for equity classification.

The Company elected to integrate the Capped Calls with the Notes for income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the premiums paid for the purchases of the Capped Calls will be deductible for income tax purposes over the term of the Notes.

11. Commitments and Contingencies

Operating Leases—The Company leases its facilities for office space under non-cancelable operating leases with various expiration dates through fiscal 2039. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

In May 2024, the Company entered into a lease agreement for a new office facility located in the United States with a total commitment of $95.6 million, net of tenant incentives to be received. The lease commenced during the nine months ended October 31, 2024, with an expiration date in fiscal 2039, and resulted in an increase of $35.2 million and $38.3 million in the Company’s operating lease right-of-use assets and operating lease liabilities, respectively.

In November 2024, the Company entered into an agreement for a new office facility located in the United States, with a total commitment of $167 million. The lease will commence on various dates starting in fiscal 2025, with an expiration date in fiscal 2034. The Company will recognize the related right-of-use assets and lease liabilities, which have not yet been determined, at the respective lease commencement dates.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2030. Such subleases have all been classified as operating leases. Sublease income is recorded as a reduction to the Company’s operating lease costs. Sublease income was $1.7 million and $6.0 million for the three and nine months ended October 31, 2024, respectively, and $2.9 million and $9.1 million for the three and nine months ended October 31, 2023, respectively.

Other Contractual Commitments—Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level. There were no material contractual obligations that were entered into during the nine months ended October 31, 2024 that were outside the ordinary course of business.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three and nine months ended October 31, 2024 and 2023.

Legal Matters—On March 23, 2021, a former employee filed a charge with the National Labor Relations Board (NLRB) claiming that he was terminated in retaliation for engaging in concerted activity protected under the National Labor Relations Act. On September 15, 2023, following a hearing before a NLRB administrative law judge, the administrative law judge issued his ruling in favor of the former employee and ordered that he be awarded certain compensatory and other damages.

The Company is appealing the ruling to the Board of the NLRB. The Company believes it is reasonably possible that a loss could ultimately result from an unfavorable outcome and that an estimate of the potential range of loss is between zero and $25 million, plus interest. No material loss accrual was recorded as of October 31, 2024 and January 31, 2024, because management believes the likelihood of material loss resulting from this charge is not probable given the further appellate proceedings that are due to take place.

On February 29, 2024, a stockholder class action lawsuit was filed against the Company, the Company’s former Chief Executive Officer, and the Company’s Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. On October 28, 2024, an amended complaint was filed by the lead plaintiff. The Company plans to file a motion to dismiss the amended complaint on or before the responsive pleading deadline. In addition, since the filing of the class action lawsuit, four additional complaints containing securities derivative claims have been filed against the Company and certain of the Company’s directors and executive officers alleging similar violations. The derivative claims have been stayed pending resolution of the anticipated motion to dismiss the class action lawsuit. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company and the other defendants intend to vigorously defend against the claims in these actions.

On June 13, 2024, a class action was filed in the United States District Court for the District of Montana against the Company alleging that it failed to take reasonable measures to secure systems that contained consumer data, thereby allowing threat actors to access and exfiltrate personally identifiable information. In the months that followed, numerous additional class actions making the same or similar allegations were filed in the United States and Canada against the Company and/or customers whose consumer or employee data was exfiltrated. Among other claims, the complaints assert common law claims for negligence, breach of fiduciary duty, breach of implied contract, and unjust enrichment, as well as statutory claims, and seek an unspecified amount of damages, attorneys’ fees and costs, as well as injunctive relief. On October 4, 2024, an order was issued by the United States Judicial Panel on Multidistrict Litigation combining the class actions filed in the United States into a multidistrict litigation in the District of Montana. In addition to the multidistrict litigation, one class action is pending in the Supreme Court of British Columbia. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend against the claims in these actions.

In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

Letters of Credit—As of October 31, 2024, the Company had a total of $16.5 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, non-employee directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three and nine months ended October 31, 2024 and 2023, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions were not material.

12. Equity

Common Stock—The Company had reserved shares of common stock for future issuance as follows (in thousands):

	October 31, 2024	January 31, 2024

2012 Equity Incentive Plan:
Options outstanding	21,468	26,767
Restricted stock units outstanding	1	789
2020 Equity Incentive Plan:
Options outstanding	1,586	602
Restricted stock units outstanding	26,702	20,168
Shares available for future grants	64,432	59,371
2020 Employee Stock Purchase Plan:
Shares available for future grants	16,446	13,764
Total shares of common stock reserved for future issuance	130,635	121,461

Stock Repurchase Program and Treasury Stock—In February 2023, the Company’s board of directors authorized a stock repurchase program of up to $2.0 billion of the Company’s outstanding Class A common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. In August 2024, the Company’s board of directors authorized the repurchase of an additional $2.5 billion of its outstanding common stock and extended the expiration date of the stock repurchase program from March 2025 to March 2027.

The following table summarizes the stock repurchase activity under the Company’s stock repurchase program (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Number of shares repurchased	8,826	2,607	14,765	4,012
Weighted-average price per share(1)	$115.11	$153.48	$130.87	$147.49
Aggregate purchase price(1)	$1,015,925	$400,000	$1,932,164	$591,673
________________
(1)Excludes transaction costs and excise tax associated with the repurchases.
All repurchases were made in open market transactions, except for the 3.6 million shares of the Company’s outstanding Class A common stock that were repurchased for $399.6 million from purchasers of the Notes in the offering in privately negotiated transactions entered into in connection with the Notes offering at a purchase price of $112.50 per share. See Note 10, “Convertible Senior Notes,” for further details.
As of October 31, 2024, $2.0 billion remained available for future stock repurchases under the stock repurchase program (exclusive of any transaction costs associated with repurchases). The first 0.5 million shares repurchased during the nine months ended October 31, 2023 were recorded in treasury stock as a reduction to the stockholders’ equity on the condensed consolidated balance sheets. All shares of Class A common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price (including associated transaction costs) over par value was recorded entirely to retained earnings (accumulated deficit) on the condensed consolidated balance sheets.

In addition, the Company previously issued approximately 0.2 million shares of its Class A common stock, in connection with a business combination completed during the three months ended January 31, 2024, to one of its wholly-owned subsidiaries, in exchange for a noncontrolling equity interest in the acquired company that was held by the subsidiary prior to this business combination. These shares were treated as treasury stock for accounting purposes as of January 31, 2024, April 30, 2024, and July 31, 2024, and were subsequently transferred to the Company and retired during the three months ended October 31, 2024.

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

The Company’s 2020 Employee Stock Purchase Plan (2020 ESPP), which became effective in connection with the IPO, authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. Offering periods are generally six months long and begin on the first trading day on or after March 15 and September 15 of each year, except for the first two offering periods. The initial offering period began on September 15, 2020 and ended on February 26, 2021. The second offering period began on March 1, 2021 and ended on September 14, 2021.

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

A summary of stock option activity during the nine months ended October 31, 2024 is as follows:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2024	27,369	$12.35	5.0	$5,023,664
Granted	960	$163.04
Exercised	(1,379)	$7.69
Canceled	(92)	$3.75
Balance—April 30, 2024	26,858	$18.01	4.8	$3,723,873
Granted	77	$164.78
Exercised	(1,816)	$7.14
Canceled	(22)	$207.56
Balance—July 31, 2024	25,097	$19.07	4.6	$2,872,192
Exercised	(2,012)	$5.75
Canceled	(31)	$207.56
Balance—October 31, 2024	23,054	$19.98	4.5	$2,287,372
Vested and exercisable as of October 31, 2024	21,958	$12.45	4.4	$2,287,350

The weighted-average grant-date fair value of options granted during the nine months ended October 31, 2024 was $79.16 per share. No options were granted during the nine months ended October 31, 2023. The intrinsic value of options exercised in the nine months ended October 31, 2024 and 2023 was $687.0 million and $901.4 million, respectively. The aggregate grant-date fair value of options that vested during the nine months ended October 31, 2024 and 2023 was $23.5 million and $36.4 million, respectively.

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

Equity-classified RSUs granted under the 2020 Plan include those that only contain a service-based vesting condition that is typically satisfied over four years, and the related stock-based compensation for these RSUs is recognized on a straight-line basis over the requisite service period. In addition, under the 2020 Plan, the Company granted 0.8 million and 0.5 million equity-classified RSUs (Leadership PRSUs) to its executive officers and certain other members of its senior leadership team during the nine months ended October 31, 2024 and 2023, respectively. These Leadership PRSUs were granted at 120% of the target number of these awards, representing the maximum number of Leadership PRSUs that may be eligible to vest over their full term, and have both service-based and performance-based vesting conditions. The service-based vesting condition for these Leadership PRSUs is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance targets set by the compensation committee of the board of directors of the Company. The ultimate number of the Leadership PRSUs eligible to vest ranges between 0% to 120% of the target number of the Leadership PRSUs based on the weighted-average achievement of such Company annual performance metrics for the respective fiscal year. Stock-based compensation associated with these Leadership PRSUs is recognized using an accelerated attribution method over the requisite service period, based on the Company’s periodic assessment of the probability that the performance condition will be achieved. Stock-based compensation recognized for these Leadership PRSUs was $20.2 million and $41.4 million for the three and nine months ended October 31, 2024, respectively, and $10.5 million and $20.6 million for the three and nine months ended October 31, 2023, respectively.

A summary of equity-classified RSUs activity during the nine months ended October 31, 2024 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2024	19,575	$169.82
Granted	5,869	$167.74
Vested	(3,202)	$162.47
Forfeited	(533)	$168.85
Performance adjustment(1)	(50)	$139.58
Unvested Balance—April 30, 2024	21,659	$170.44
Granted	2,408	$141.61
Vested	(2,272)	$172.52
Forfeited	(748)	$167.94
Unvested Balance—July 31, 2024	21,047	$167.01
Granted	7,254	$120.12
Vested	(2,126)	$174.28
Forfeited	(895)	$166.39
Unvested Balance—October 31, 2024	25,280	$152.96
________________
(1)Represents an adjustment in the number of shares outstanding, with regards to Leadership PRSUs granted during the nine months ended October 31, 2023, based on the actual achievement of the associated Company annual performance targets for fiscal 2024.

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

Once granted, Acquisition PRSUs are initially liability-classified and recorded in other liabilities on the Company’s condensed consolidated balance sheets, as the monetary value of the obligation under each potential outcome of the performance condition is predominantly based on a fixed monetary amount known at inception and will be settled in a variable number of shares. Subsequently, these awards are remeasured to the fair value at each reporting date until the number of Acquisition PRSUs eligible to vest is fixed, at which time these awards will be reclassified to equity. Stock-based compensation associated with these awards is recognized based on the probable outcome of the performance condition, using an accelerated attribution method over the requisite service period, with a cumulative catch-up adjustment recognized for changes in the fair value estimated at each reporting date. The liabilities associated with these Acquisition PRSUs were not material as of October 31, 2024 and January 31, 2024. Stock-based compensation recognized for these Acquisition PRSUs was not material for each of the three and nine months ended October 31, 2024.

A summary of liability-classified RSUs activity during the nine months ended October 31, 2024 is as follows:

Number of Shares (in thousands)

Unvested Balance—January 31, 2024 and April 30, 2024	1,382
Granted(1)	3
Unvested Balance—July 31, 2024	1,385
Granted(1)	54
Forfeited	(16)
Unvested Balance—October 31, 2024	1,423
________________
(1)Represents the maximum number of Acquisition PRSUs that may be eligible to vest with respect to these awards over their full term.

Restricted Common Stock—From time to time, the Company has granted restricted common stock outside of the Plans. Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

A summary of restricted common stock activity during the nine months ended October 31, 2024 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2024	671	$209.15
Vested	(146)	$223.42
Unvested Balance—April 30, 2024	525	$205.15
Vested	(25)	$194.28
Unvested Balance—July 31, 2024	500	$205.68
Granted	68	$110.78
Vested	(23)	$194.28
Forfeited	(71)	$229.13
Unvested Balance—October 31, 2024	474	$189.12

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the fair values of stock options granted to employees during the nine months ended October 31, 2024:

Nine Months Ended October 31, 2024

Expected term (in years)	4.8 - 6.0
Expected volatility	56.6% - 56.7%
Risk-free interest rate	4.2% - 4.4%
Expected dividend yield	—%

In addition, for the stock option granted during the three months ended April 30, 2024, the shares to be issued upon exercise are subject to a one-year holding period. As such, the Company applied a 7.6% discount for lack of marketability to the fair value estimated using the Black-Scholes option-pricing model, based on the assumptions included in the table above.

No stock options were granted during the three months ended October 31, 2024, or each of the three and nine months ended October 31, 2023.

The following table summarizes the assumptions used in estimating the fair values of employee stock purchase rights granted under the 2020 ESPP (ESPP Rights) during each of the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	46.3%	48.4%	46.3% - 49.6%	48.4% - 71.3%
Risk-free interest rate	4.5%	5.5%	4.5% - 5.4%	4.7% - 5.5%
Expected dividend yield	—%	—%	—%	—%

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

Expected volatility—In fiscal 2023 and 2024, the Company used the average volatility of its Class A common stock and the stocks of a peer group of representative public companies to develop an expected volatility assumption. During the nine months ended October 31, 2024, the Company began using the average of (i) the historical volatility of its Class A common stock, and (ii) the implied volatility from publicly traded options on its Class A common stock to develop an expected volatility assumption.

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

The following table summarizes the assumptions used in estimating the fair value of liability-classified Acquisition PRSUs as of October 31, 2024 and January 31, 2024:

	October 31, 2024	January 31, 2024

Expected volatility	53.0%	60.0%
Risk-free interest rate	4.1%	4.0%

Expected volatility—In fiscal 2024, expected volatility was estimated based on the historical volatility of the Company’s Class A common stock. During the nine months ended October 31, 2024, the Company began using the average of (i) the historical volatility of its Class A common stock, and (ii) the implied volatility from publicly traded options on its Class A common stock to develop an expected volatility assumption.

Risk-free interest rate—Risk-free rate is estimated based upon quoted market yields for the United States Treasury debt securities for a term that approximates the period from the reporting date to January 31, 2027.

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Cost of revenue	$36,358	$30,530	$103,581	$93,294
Sales and marketing	86,035	75,708	240,118	226,841
Research and development	199,980	167,445	599,569	466,867
General and administrative	40,886	24,603	107,927	75,515
Stock-based compensation, net of amounts capitalized	363,259	298,286	1,051,195	862,517
Capitalized stock-based compensation	11,940	12,608	29,081	37,230
Total stock-based compensation	$375,199	$310,894	$1,080,276	$899,747

As of October 31, 2024, total compensation cost related to unvested awards not yet recognized was $3.8 billion, which will be recognized over a weighted-average period of 2.9 years.

13. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of (0.6%) and (0.9%) for the three and nine months ended October 31, 2024, respectively, and (1.6%) and 1.0% for the three and nine months ended October 31, 2023, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of October 31, 2024, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2019 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three and nine months ended October 31, 2024 and 2023. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. None of the unrecognized tax benefits are currently expected to impact the Company’s effective tax rate, if realized, as a result of the full valuation allowance.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on stock repurchases. For the three and nine months ended October 31, 2024, the Inflation Act had no material impact to the Company, including its stock repurchase program. The Company is continuing to evaluate the various provisions of the Inflation Act, including the impact of the excise tax liability resulting from repurchase of the Company’s common stock under existing or any future stock repurchase program, if any, will have on the Company’s aggregate tax liability, financial position and results of operations.

14. Net Loss per Share

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

Basic net loss per share attributable to Snowflake Inc. Class A common stockholders is computed by dividing net loss attributable to Snowflake Inc. Class A common stockholders by the weighted-average number of shares of Snowflake Inc. Class A common stock outstanding during the period, which excludes treasury stock. Diluted net loss per share attributable to Snowflake Inc. Class A common stockholders is computed by giving effect to all potentially dilutive Snowflake Inc. Class A common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, RSUs, restricted common stock, ESPP Rights, and shares underlying the conversion option in the Notes are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A common stockholders as their effect is anti-dilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. Class A common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Numerator:
Net loss	$(327,902)	$(214,694)	$(963,488)	$(668,078)
Less: net loss attributable to noncontrolling interest	(3,623)	(443)	(5,322)	(1,333)
Net loss attributable to Snowflake Inc. Class A common stockholders	$(324,279)	$(214,251)	$(958,166)	$(666,745)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	331,761	329,310	333,136	326,964
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(0.98)	$(0.65)	$(2.88)	$(2.04)

No Class B common stock was outstanding during any periods presented.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three and Nine Months Ended October 31,
	2024	2023

RSUs	26,703	19,866
Stock options	23,054	29,776
Shares underlying the conversion option in the Notes	14,604	—
ESPP Rights	589	130
Unvested restricted common stock	474	286
Total	65,424	50,058

The Company entered into the Capped Calls in connection with the Notes offering. The effect of the Capped Calls was also excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A common stockholders as the effect of the Capped Calls would have been anti-dilutive. The Capped Calls are generally expected to reduce the potential dilution to the Company’s Class A common stock upon any conversion of the relevant series of the Notes. See Note 10, “Convertible Senior Notes,” for further details.

15. Related Party Transactions
A member of the Company’s board of directors currently serves as the Chief Executive Officer of a privately-held company (Related Party), which has been the Company’s customer since 2018. During the nine months ended October 31, 2024, as a minority investor, the Company made a strategic investment of approximately $5.0 million, by purchasing non-marketable equity securities issued by the Related Party. Revenue recognized from the Related Party was not material for each of the three and nine months ended October 31, 2024 and 2023. Additionally, as of October 31, 2024 and January 31, 2024, the Company did not have material accounts receivable balance due from the Related Party.

16. Subsequent Events
Business Combination

On November 25, 2024, the Company acquired all outstanding stock of Datavolo, Inc. (Datavolo), a privately-held company which developed a platform for building and managing multimodal data pipelines, for approximately $170 million, consisting primarily of the Company’s common stock (Equity Consideration), with the remainder in cash. A portion of the Equity Consideration issued to certain of Datavolo’s employees is subject to vesting agreements pursuant to which the shares will vest over four years, subject to their continued employment with Snowflake or its affiliates. The Company acquired Datavolo primarily for its talent and developed technology. Given the timing of the completion of the acquisition, the initial accounting for this acquisition is incomplete at the time the condensed consolidated financial statements are issued.

Operating Lease

As set forth in Note 11, “Commitments and Contingencies,” in November 2024, the Company entered into an agreement for a new office facility located in the United States, with a total commitment of $167 million. The lease will commence on various dates starting in fiscal 2025, with an expiration date in fiscal 2034. The Company will recognize the related right-of-use assets and lease liabilities, which have not yet been determined, at the respective lease commencement dates.

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

Our cloud-native architecture consists of three independently scalable but logically integrated layers across compute, storage, and cloud services. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data to create a unified data record. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 46 regional deployments around the world. These deployments are generally interconnected to deliver the AI Data Cloud, enabling a consistent, global user experience.

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

Our go-to-market strategy is focused on acquiring new customers and driving increased use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 127% and 131% as of October 31, 2024 and January 31, 2024, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of October 31, 2024, we had 10,618 total customers, increasing from 9,390 customers as of January 31, 2024. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of October 31, 2024, our customers included 754 of the Forbes Global 2000, based on the 2024 Forbes Global 2000 list, and those customers contributed approximately 43% of our revenue for the nine months ended October 31, 2024. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

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

Convertible Senior Notes

In September 2024, we completed a private offering of $1.15 billion aggregate principal amount of 0% convertible senior notes due 2027 (2027 Notes) and $1.15 billion aggregate principal amount of 0% convertible senior notes due 2029 (2029 Notes, and together with the 2027 Notes, the Notes). The total proceeds from the Notes offering were approximately $2.27 billion, net of $31.2 million of debt issuance costs.

We used a portion of the net proceeds from the offering to (i) pay the $195.5 million cost of the privately negotiated capped call transactions relating to each series of the Notes (Capped Calls) and (ii) repurchase $399.6 million of our common stock from purchasers of the Notes in the offering in privately negotiated transactions entered into in connection with the Notes offering at a purchase price of $112.50 per share.

See Note 10, “Convertible Senior Notes,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Stock Repurchase Program

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. In August 2024, our board of directors authorized the repurchase of an additional $2.5 billion of our outstanding common stock and extended the expiration date of the stock repurchase program from March 2025 to March 2027. During the nine months ended October 31, 2024, we repurchased 14.8 million shares of our outstanding common stock for an aggregate purchase price of $1.9 billion, excluding transaction costs and excise tax associated with the repurchases, at a weighted-average price of $130.87 per share. All repurchases were made in open market transactions, except for the 3.6 million shares of our outstanding common stock that were repurchased for $399.6 million from purchasers of the Notes in the offering in privately negotiated transactions entered into in connection with the Notes offering at a purchase price of $112.50 per share. As of October 31, 2024, $2.0 billion remained available for future repurchases under the stock repurchase program (exclusive of transaction costs associated with repurchases). See Note 10, “Convertible Senior Notes,” and Note 12, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

Key Factors Affecting Our Performance

Adoption of our Platform and Expansion of the AI Data Cloud

Our future success depends in large part on the market adoption of our platform, including new product functionality such as Snowpark and our artificial intelligence and machine learning technology (AI Technology), such as Snowflake Cortex. While we see growing demand for our platform, particularly from large enterprises, many of these organizations have invested substantial technical, financial, and personnel resources in their existing database products or big data offerings. In addition, customers’ use of our AI Technology is often dependent on their ability to meet evolving regulatory standards, successfully complete internal compliance reviews, and enter into mutually acceptable contractual terms. While this makes it difficult to predict customer adoption rates and future demand, we believe that the benefits of our platform put us in a strong position to capture the significant market opportunity ahead.

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

Investing in Growth and Scaling our Business

We are focused on our long-term revenue potential, and believe our market opportunity is large. We will continue to invest significantly in research and development to improve our platform, including in the areas of data science, artificial intelligence, and machine learning. In addition, we are focused on expanding our business both domestically and internationally. As part of these efforts, we are investing in meeting the needs of organizations in geographies and government and regulated industries that have heightened requirements, including with respect to data localization, privacy, and security. We intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity, while also focusing on cash flow and long-term profitability.

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

The following tables present a summary of key business metrics for the periods presented:

	Three Months Ended
	October 31, 2024	July 31, 2024	April 30, 2024	January 31, 2024	October 31, 2023

Product revenue (in millions)	$900.3	$829.3	$789.6	$738.1	$698.5
Free cash flow (non-GAAP) (in millions)(1)(2)	$78.2	$58.8	$331.5	$324.5	$102.3

	October 31, 2024	July 31, 2024	April 30, 2024	January 31, 2024	October 31, 2023

Net revenue retention rate(3)	127%	127%	129%	131%	135%
Customers with trailing 12-month product revenue greater than $1 million(3)	542	509	483	457	432
Forbes Global 2000 customers(3)	754	736	733	720	699
Remaining performance obligations (in millions)(4)	$5,732.3	$5,230.8	$4,987.7	$5,174.7	$3,698.7
________________
(1)Includes net cash paid (received) on payroll tax-related items on employee stock transactions as follows (in millions):

	Three Months Ended
	October 31, 2024	July 31, 2024	April 30, 2024	January 31, 2024	October 31, 2023

Net cash paid (received) on payroll tax-related items on employee stock transactions	$8.6	$7.1	$34.1	$(0.2)	$8.5
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $81.5 million and $359.6 million for the three and nine months ended October 31, 2024, respectively, and $91.1 million and $273.8 million for the three and nine months ended October 31, 2023, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of non-GAAP free cash flow. See the section titled “Free Cash Flow” for a reconciliation of non-GAAP free cash flow to the most directly comparable financial measure calculated in accordance with GAAP.
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
(4)As of October 31, 2024, our remaining performance obligations were approximately $5.7 billion, of which we expect approximately 50% to be recognized as revenue in the twelve months ending October 31, 2025 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 2.3 years as of October 31, 2024. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.

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

The following table presents a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow for the periods presented (in thousands):

	Three Months Ended
	October 31, 2024	July 31, 2024	April 30, 2024	January 31, 2024	October 31, 2023

Net cash provided by operating activities	$101,706	$69,865	$355,468	$344,580	$120,907
Less: purchases of property and equipment	(13,440)	(5,043)	(16,519)	(13,072)	(8,746)
Less: capitalized internal-use software development costs	(10,032)	(5,992)	(7,404)	(7,029)	(9,889)
Free cash flow (non-GAAP)(1)(2)	$78,234	$58,830	$331,545	$324,479	$102,272
________________
(1)Includes net cash paid (received) on payroll tax-related items on employee stock transactions as follows (in thousands):

	Three Months Ended
	October 31, 2024	July 31, 2024	April 30, 2024	January 31, 2024	October 31, 2023

Net cash paid (received) on payroll tax-related items on employee stock transactions	$8,563	$7,121	$34,146	$(182)	$8,541
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $81.5 million and $359.6 million for the three and nine months ended October 31, 2024, respectively, and $91.1 million and $273.8 million for the three and nine months ended October 31, 2023, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow.

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

Components of Results of Operations

Revenue

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount under a capacity contract or following the expiration of a customer’s capacity contract. Revenue from on-demand arrangements represented approximately 2% of our revenue for each of the three and nine months ended October 31, 2024 and 2023.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented less than 1% of our revenue for each of the three and nine months ended October 31, 2024 and 2023.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during each of the three and nine months ended October 31, 2024 is approximately 2.8 years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions. A portion of the sales commissions paid to the sales force is earned based on the level of the customers’ consumption of our platform, and a portion of the commissions paid to the sales force is earned upon the origination of the customer contracts. Sales commissions tied to customers’ consumption are expensed in the same period as they are earned. Sales commissions and referral fees earned upon the origination of the new customer or customer expansion contracts are deferred and then amortized over a period of benefit that we determined to be five years. As our go-to-market motion evolves, more sales personnel will be compensated based on the level of the customers’ consumption of our platform. As a result, we will defer less sales commissions, and we expect that our expenses associated with sales commissions tied to customers’ consumption will increase during the fiscal 2025. Sales and marketing expenses also include advertising costs and other expenses associated with our sales, marketing and business development programs, including our user conferences, offset by proceeds from such conferences and programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software and subscription services dedicated for use by our sales and marketing organizations, amortization of an acquired intangible asset, and outside services contracted for sales and marketing purposes. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. However, we expect that our sales and marketing expenses will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses.

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

Interest Expense

Interest expense consists of amortization of debt issuance costs incurred in connection with the issuance of our convertible senior notes.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Revenue	$942,094	$734,173	$2,639,626	$2,031,790
Cost of revenue(1)	320,894	228,948	881,489	656,754
Gross profit	621,200	505,225	1,758,137	1,375,036
Operating expenses(1):
Sales and marketing	437,962	355,079	1,239,409	1,029,925
Research and development	442,435	332,065	1,290,889	923,473
General and administrative	106,260	78,704	297,171	240,906
Total operating expenses	986,657	765,848	2,827,469	2,194,304
Operating loss	(365,457)	(260,623)	(1,069,332)	(819,268)
Interest income	48,655	53,491	152,699	146,902
Interest expense	(689)	—	(689)	—
Other expense, net	(8,474)	(4,170)	(37,722)	(2,646)
Loss before income taxes	(325,965)	(211,302)	(955,044)	(675,012)
Provision for (benefit from) income taxes	1,937	3,392	8,444	(6,934)
Net loss	(327,902)	(214,694)	(963,488)	(668,078)
Less: net loss attributable to noncontrolling interest	(3,623)	(443)	(5,322)	(1,333)
Net loss attributable to Snowflake Inc.	$(324,279)	$(214,251)	$(958,166)	$(666,745)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Cost of revenue	$36,358	$30,530	$103,581	$93,294
Sales and marketing	86,035	75,708	240,118	226,841
Research and development	199,980	167,445	599,569	466,867
General and administrative	40,886	24,603	107,927	75,515
Total stock-based compensation	$363,259	$298,286	$1,051,195	$862,517

The overall increase in stock-based compensation for the three and nine months ended October 31, 2024, compared to the three and nine months ended October 31, 2023, was primarily attributable to additional equity awards granted to new and existing employees, partially offset by the effects of equity awards that became fully vested or forfeited.

As of October 31, 2024, total compensation cost related to unvested awards not yet recognized was $3.8 billion, which will be recognized over a weighted-average period of 2.9 years. See Note 12, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Revenue	100%	100%	100%	100%
Cost of revenue(1)	34	31	33	32
Gross profit	66	69	67	68
Operating expenses(1):
Sales and marketing	47	48	47	51
Research and development	47	45	49	45
General and administrative	11	11	12	12
Total operating expenses	105	104	108	108
Operating loss	(39)	(35)	(41)	(40)
Interest income	5	7	6	7
Interest expense	—	—	—	—
Other expense, net	(1)	(1)	(1)	—
Loss before income taxes	(35)	(29)	(36)	(33)
Provision for (benefit from) income taxes	—	—	1	—
Net loss	(35)	(29)	(37)	(33)
Less: net loss attributable to noncontrolling interest	(1)	—	(1)	—
Net loss attributable to Snowflake Inc.	(34%)	(29%)	(36%)	(33%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Cost of revenue	4%	4%	4%	5%
Sales and marketing	9	10	9	11
Research and development	21	24	23	23
General and administrative	5	3	4	4
Total stock-based compensation	39%	41%	40%	43%

Comparison of the Three and Nine Months Ended October 31, 2024 and 2023

Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue:
Product	$900,282	$698,478	29%	$2,519,119	$1,928,759	31%
Professional services and other	41,812	35,695	17%	120,507	103,031	17%
Total	$942,094	$734,173	28%	$2,639,626	$2,031,790	30%
Percentage of revenue:
Product	96%	95%		95%	95%
Professional services and other	4%	5%		5%	5%
Total	100%	100%		100%	100%

Product revenue increased $201.8 million and $590.4 million for the three and nine months ended October 31, 2024, compared to the three and nine months ended October 31, 2023, respectively, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 127% as of October 31, 2024.

We had 542 customers with product revenue of greater than $1 million for the trailing 12 months ended October 31, 2024, an increase from 432 such customers as of October 31, 2023. Such customers represented approximately 66% and 65% of our product revenue for the trailing 12 months ended October 31, 2024 and 2023, respectively. Within these customers, we had 103 and 37 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended October 31, 2024. The substantial majority of our revenue was derived from existing customers under capacity arrangements, which represented approximately 98% of our revenue for each of the three and nine months ended October 31, 2024, compared to 98% and 97% for the same periods in the prior year, respectively. The remainder was derived from on-demand arrangements and new customers under capacity arrangements. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $6.1 million and $17.5 million for the three and nine months ended October 31, 2024, compared to the three and nine months ended October 31, 2023, respectively, as we continued to expand our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended October 31,			Nine Months Ended October 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Product	$263,622	$180,000	46%	$718,861	$508,424	41%
Professional services and other	57,272	48,948	17%	162,628	148,330	10%
Total cost of revenue	$320,894	$228,948	40%	$881,489	$656,754	34%
Gross profit (loss):
Product	$636,660	$518,478	23%	$1,800,258	$1,420,335	27%
Professional services and other	(15,460)	(13,253)	17%	(42,121)	(45,299)	(7%)
Total gross profit	$621,200	$505,225	23%	$1,758,137	$1,375,036	28%
Gross margin:
Product	71%	74%		71%	74%
Professional services and other	(37%)	(37%)		(35%)	(44%)
Total gross margin	66%	69%		67%	68%
Headcount (at period end)
Product	484	402		484	402
Professional services and other	596	523		596	523
Total headcount	1,080	925		1,080	925

Cost of product revenue increased $83.6 million and $210.4 million for the three and nine months ended October 31, 2024, compared to the three and nine months ended October 31, 2023, respectively. The increase was primarily due to an increase of $48.2 million and $123.7 million in third-party cloud infrastructure expenses (including those related to GPUs) for the three and nine months ended October 31, 2024, respectively, compared to the same periods in the prior year, as a result of increased customer consumption of our platform. Personnel-related costs and allocated overhead costs also increased $14.0 million and $32.7 million for the three and nine months ended October 31, 2024, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to existing and new employees. Additionally, amortization of capitalized internal-use software development costs and acquired developed technology intangible assets increased $11.5 million and $36.4 million for the three and nine months ended October 31, 2024, respectively, compared to the same periods in the prior year. The remaining increase in cost of product revenue for the three and nine months ended October 31, 2024 was primarily attributable to $7.7 million in costs incurred by us during the three months ended October 31, 2024 in connection with a restructuring plan for a majority-owned subsidiary.

Our product gross margin was 71% for each of the three and nine months ended October 31, 2024, compared to 74% for each of the three and nine months ended October 31, 2023, respectively. This decline is primarily attributable to newly launched product capabilities and features that have not yet reached economies of scale. We expect our product gross margin to fluctuate from period to period due to a number of factors, including, but not limited to: (i) fluctuations in the mix and timing of customers’ consumption, which is inherently variable at our customers’ discretion, (ii) whether or not a customer contracts with us through public cloud marketplaces, (iii) our pricing model and discounting practices, (iv) the extent of our investments in new product capabilities, features, and operations, such as investments in AI Technology and performance improvements that may make our platform or the underlying cloud infrastructure more efficient, and (v) stock-based compensation.

Cost of professional services and other revenue increased $8.3 million and $14.3 million for the three and nine months ended October 31, 2024, compared to the three and nine months ended October 31, 2023, respectively, primarily due to increased personnel-related costs and allocated overhead costs driven by increased headcount, as well as increased costs of contracted third-party partners to support the growth in our business.

Professional services and other gross margin was (37%) for each of the three months ended October 31, 2024 and 2023, and (35%) and (44%) for the nine months ended October 31, 2024 and 2023, respectively. We do not believe the year-over-year changes in professional services and other gross margins are meaningful given that our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Three Months Ended October 31,			Nine Months Ended October 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$437,962	$355,079	23%	$1,239,409	$1,029,925	20%
Percentage of revenue	47%	48%		47%	51%
Headcount (at period end)	3,283	2,978		3,283	2,978

Sales and marketing expenses increased $82.9 million and $209.5 million for the three and nine months ended October 31, 2024, compared to the three and nine months ended October 31, 2023, respectively. The increase was primarily due to an increase of $42.0 million and $92.0 million in personnel-related costs (excluding commission expenses) and allocated overhead costs for the three and nine months ended October 31, 2024, respectively, compared to the same periods in the prior year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to existing and new employees.

Expenses associated with sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions, also increased $25.3 million and $68.2 million for the three and nine months ended October 31, 2024, respectively, compared to the same periods in the prior year, primarily attributable to sales commissions tied to customers’ consumption. Advertising costs and other expenses associated with our sales, marketing and business development programs, as well as travel-related expenses, also increased $9.9 million and $35.1 million for the three and nine months ended October 31, 2024, respectively, compared to the same periods in the prior year.

Research and Development

	Three Months Ended October 31,			Nine Months Ended October 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$442,435	$332,065	33%	$1,290,889	$923,473	40%
Percentage of revenue	47%	45%		49%	45%
Headcount (at period end)	2,286	1,891		2,286	1,891

Research and development expenses increased $110.4 million and $367.4 million for the three and nine months ended October 31, 2024, compared to the three and nine months ended October 31, 2023, respectively. The increase was primarily due to an increase of $75.7 million and $273.0 million in personnel-related costs and allocated overhead costs for the three and nine months ended October 31, 2024, respectively, compared to the same periods in the prior year, as a result of increased stock-based compensation, headcount, and overall costs to support the growth in our business. The increase in personnel-related costs included an increase of $32.5 million and $132.7 million in stock-based compensation for the three and nine months ended October 31, 2024, respectively, compared to the same periods in the prior year, primarily related to additional equity awards granted to new and existing employees, partially offset by the effects of equity awards that became fully vested or forfeited.

Third-party cloud infrastructure expenses incurred in developing our platform (including with respect to GPUs to develop AI Technology) also increased $16.0 million and $66.9 million for the three and nine months ended October 31, 2024, respectively, compared to the same periods in the prior year. The remaining increase in research and development expenses for the three and nine months ended October 31, 2024 was primarily attributable to $9.9 million in costs incurred by us during the three months ended October 31, 2024 in connection with a restructuring plan for a majority-owned subsidiary.

The overall increase in research and development expenses for nine months ended October 31, 2024 was partially offset by impairment charges of $7.1 million recognized during the nine months ended October 31, 2023. These impairment charges were related to our capitalized internal-use software development costs previously included in construction in progress that were no longer probable of being completed.

General and Administrative

	Three Months Ended October 31,			Nine Months Ended October 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$106,260	$78,704	35%	$297,171	$240,906	23%
Percentage of revenue	11%	11%		12%	12%
Headcount (at period end)	1,174	989		1,174	989

General and administrative expenses increased $27.6 million and $56.3 million for the three and nine months ended October 31, 2024, compared to the three and nine months ended October 31, 2023, respectively, primarily due to an increase in personnel-related costs and allocated overhead costs, as a result of increased stock-based compensation, headcount and overall costs to support the growth in our business.

Interest Income

	Three Months Ended October 31,			Nine Months Ended October 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Interest income	$48,655	$53,491	(9%)	$152,699	$146,902	4%
Interest income decreased $4.8 million for three months ended October 31, 2024, compared to the three months ended October 31, 2023, primarily due to a lower average balance of cash equivalents and investments in available-for-sale marketable debt securities.
Interest income increased $5.8 million for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023, primarily due to higher yields on our cash equivalents and investments in available-for-sale marketable debt securities as a result of increased interest rates.

See Note 4, “Cash Equivalents and Investments,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our cash equivalents and investments.

Other Expense, Net

	Three Months Ended October 31,			Nine Months Ended October 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Impairments related to strategic investments in non-marketable equity securities	$(5,200)	$(1,000)	420%	$(11,578)	$(3,101)	273%
Net unrealized gains (losses) on strategic investments in marketable equity securities	(3,791)	(790)	380%	(6,796)	4,206	(262%)
Net realized gains (losses) on equity securities sold(1)	380	—	NM	(17,440)	—	NM
Other	137	(2,380)	(106%)	(1,908)	(3,751)	(49%)
Other expense, net	$(8,474)	$(4,170)	103%	$(37,722)	$(2,646)	1,326%
NM - Not meaningful.
________________
(1)Represents the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

Other expense, net increased $4.3 million and $35.1 million for the three and nine months ended October 31, 2024, compared to the three and nine months ended October 31, 2023, respectively, primarily due to (i) an increase in impairments recorded on our strategic investments in non-marketable equity securities, (ii) realized gains or losses recognized on our strategic investments in equity securities sold, and (iii) changes in net unrealized gains or losses on our strategic investments in marketable equity securities. See Note 5, “Fair Value Measurements,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our strategic investments.

Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,			Nine Months Ended October 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Loss before income taxes	$(325,965)	$(211,302)	54%	$(955,044)	$(675,012)	41%
Provision for (benefit from) income taxes	$1,937	$3,392	(43%)	$8,444	$(6,934)	(222%)
Effective tax rate	(0.6%)	(1.6%)		(0.9%)	1.0%

Our provision for income taxes was $1.9 million for the three months ended October 31, 2024, compared to $3.4 million for the three months ended October 31, 2023.

Our provision for income taxes was $8.4 million for the nine months ended October 31, 2024, compared to our benefit from income taxes of $6.9 million for the nine months ended October 31, 2023, primarily due to partial releases of valuation allowances from the business combinations completed during the nine months ended October 31, 2023.

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

Liquidity and Capital Resources

As of October 31, 2024, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $5.0 billion. Our cash equivalents and investments primarily consist of corporate notes and bonds, money market funds, U.S. government and agency securities, commercial paper, certificates of deposit, and time deposits.

As of October 31, 2024, our RPO was $5.7 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, but that are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

Our primary source of cash is payments received from our customers as well as net proceeds from the issuance of the Notes. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses, sales and marketing expenses, overhead costs, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our authorized stock repurchase program. As of October 31, 2024, our material cash requirements from known contractual obligations and commitments related primarily to (i) third-party cloud infrastructure agreements, (ii) the Notes, (iii) operating leases for office facilities, and (iv) subscription arrangements used to facilitate our operations at the enterprise level. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Other than the issuance of the Notes during the nine months ended October 31, 2024, as described below, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which was filed with the SEC on March 26, 2024. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

In November 2024, we entered into an agreement for a new office facility located in the United States, with a total commitment of $167 million. The lease will commence on various dates starting in fiscal 2025, with an expiration date in fiscal 2034.

In May 2024, we entered into a lease agreement for a new office facility located in the United States with a total commitment of $95.6 million, net of tenant incentives to be received. The lease commenced during the nine months ended October 31, 2024, with an expiration date in fiscal 2039.

Convertible Senior Notes

In September 2024, we issued an aggregate principal amount of $2.3 billion of the Notes in a private placement to qualified institutional buyers, comprising of (i) $1.15 billion aggregate principal amount of the 2027 Notes and (ii) $1.15 billion aggregate principal amount of the 2029 Notes. Each series of Notes was issued pursuant to separate indentures, as supplemented (each an Indenture and together, the Indentures), between us and U.S. Bank Trust Company, National Association, as trustee. The Notes are general, senior unsecured obligations. The 2027 Notes will mature on October 1, 2027 and the 2029 Notes will mature on October 1, 2029, in each case unless earlier converted, redeemed, or repurchased. Neither the 2027 Notes nor the 2029 Notes bear regular interest, and the principal amount of the Notes will not accrete. We may elect or be required to pay special interest on the Notes under certain circumstances in accordance with the terms of the applicable Indenture. Special interest, if any, will be payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2025. The total proceeds from the issuance of the Notes were approximately $2.27 billion, net of $31.2 million of debt issuance costs.

In connection with the Notes offering, we entered into Capped Calls with certain of the initial purchasers or affiliates thereof and certain other financial institutions for a cost of $195.5 million. The Capped Calls are generally expected to reduce the potential dilution to our common stock upon any conversion of the relevant series of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes of such series, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $225.00 per share.

We used a portion of the net proceeds from the Notes offering to (i) pay the $195.5 million cost of the Capped Calls and (ii) repurchase $399.6 million of our common stock from purchasers of the Notes in the offering in privately negotiated transactions entered into in connection with the Notes offering at a purchase price of $112.50 per share. We expect to use the remainder of the net proceeds for general corporate purposes, which may include other repurchases of our common stock from time to time under our existing or any future stock repurchase program, as well as acquisitions or strategic investments in complementary businesses or technologies. See Note 10, “Convertible Senior Notes,” and Note 12, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Stock Repurchase Program

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. In August 2024, our board of directors authorized the repurchase of an additional $2.5 billion of our outstanding common stock and extended the expiration date of the stock repurchase program from March 2025 to March 2027. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. During the nine months ended October 31, 2024, we repurchased 14.8 million shares of our outstanding common stock for an aggregate purchase price of $1.9 billion, excluding transaction costs and excise tax associated with the repurchases, at a weighted-average price of $130.87 per share. All repurchases were made in open market transactions, except for the 3.6 million shares of our outstanding common stock that were repurchased for $399.6 million from purchasers of the Notes in the offering in privately negotiated transactions entered into in connection with the Notes offering at a purchase price of $112.50 per share. As of October 31, 2024, $2.0 billion remained available for future repurchases under the stock repurchase program (exclusive of transaction costs associated with repurchases). See Note 10, “Convertible Senior Notes,” and Note 12, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

We believe that our existing cash, cash equivalents, and short-term and long-term investments, as well as cash flows expected to be generated by our operations, will be sufficient to support our working capital and capital expenditure requirements, convertible senior notes repayment requirements, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our existing or any future stock repurchase program, for the next 12 months and beyond. Our future capital requirements will depend on many factors, including our revenue growth rate, expenditures related to our headcount growth, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, our existing commitments to our third-party cloud providers, expenses associated with our international expansion, the introduction of platform enhancements, the continuing market adoption of our platform, and the volume and timing of our stock repurchases. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, as a result of those arrangements or the general expansion of our business, be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2024	2023

Net cash provided by operating activities	$527,039	$503,542
Net cash provided by (used in) investing activities	$(34,242)	$309,689
Net cash used in financing activities	$(106,405)	$(765,472)

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (iii) amortization of deferred commissions, (iv) amortization of operating lease right-of-use assets, (v) net realized and unrealized gains and losses on strategic investments in equity securities, (vi) net amortization (accretion) of premiums (discounts) on investments, and (vii) deferred income tax benefit or expense, and changes in operating assets and liabilities during each period.

For the nine months ended October 31, 2024, net cash provided by operating activities was $527.0 million, consisting of our net loss of $963.5 million, adjusted for non-cash charges of $1.3 billion, and net cash inflows of $188.8 million provided by changes in our operating assets and liabilities, net of the effects of business combinations. The main drivers of the changes in operating assets and liabilities during the nine months ended October 31, 2024 were (i) a $328.7 million decrease in accounts receivable due to timing of billings and collections as we have historically received a higher volume of customer orders in the fourth fiscal quarter of each year, (ii) a $102.7 million increase in accounts payable due to timing of invoices and payments, (iii) a $42.5 million decrease in prepaid expenses and other assets primarily driven by a decrease in prepaid third-party cloud infrastructure expenses and prepaid software and subscriptions services expenses, and (iv) a $38.7 million increase in accrued expenses and other liabilities primarily due to the timing of accruals and payments, partially offset by (a) a $226.7 million decrease in deferred revenue due to revenue recognition outpacing invoicing for prepaid capacity agreements, (b) a $62.8 million increase in deferred commissions earned upon the origination of customer contracts, and (c) a $34.3 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

For the nine months ended October 31, 2023, net cash provided by operating activities was $503.5 million, consisting of our net loss of $668.1 million, adjusted for non-cash charges of $992.1 million, and net cash inflows of $179.5 million provided by changes in our operating assets and liabilities, net of the effects of business combinations.

Net cash provided by operating activities increased $23.5 million for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023, primarily due to an increase of $607.5 million in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect to continue to generate positive net cash flows from operating activities for the fiscal 2025.

Investing Activities

Net cash used in investing activities for the nine months ended October 31, 2024 was $34.2 million, primarily driven by an aggregate of $75.6 million in cash paid for (i) purchases of property and equipment to support our office facilities, (ii) capitalized internal-use software development costs, and (iii) business combinations, net of cash acquired, partially offset by proceeds of $42.1 million from net sales, maturities and redemptions of investments.

Net cash provided by investing activities for the nine months ended October 31, 2023 was $309.7 million, primarily driven by proceeds of $667.1 million from net sales, maturities and redemptions of investments, partially offset by an aggregate of $279.5 million in cash paid for business combinations, net of cash, cash equivalents, and restricted cash acquired, and to a lesser extent, purchases of intangible assets, capitalized internal-use software development costs, and purchases of property and equipment to support our office facilities.

Financing Activities

Net cash used in financing activities for the nine months ended October 31, 2024 was $106.4 million, primarily driven by (i) $1.9 billion in repurchases of our common stock under our authorized stock repurchase program, (ii) $359.6 million in taxes paid related to net share settlement of equity awards, and (iii) $195.5 million in purchases of the Capped Calls, partially offset by (a) proceeds of approximately $2.27 billion from the issuance of the Notes, net of $31.2 million in cash paid for issuance costs, and (b) proceeds of $112.3 million from the issuance of equity securities under our equity incentive plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of October 31, 2024, we had $5.0 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, money market funds, U.S. government and agency securities, commercial paper, certificates of deposit, and time deposits. Our cash, cash equivalents, and short-term and long-term investments are held for working capital, capital expenditure, and general corporate purposes, including repurchases of our common stock under our stock repurchase program as well as acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or increase of $19.1 million in the market value of our cash equivalents, and short-term and long-term investments as of October 31, 2024.

As of January 31, 2024, we had $4.8 billion of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or increase of $17.6 million, in the market value.

In September 2024, we issued an aggregate principal amount of $2.3 billion of the Notes. Neither the 2027 Notes nor the 2029 Notes bear regular interest, and the principal amount of the Notes will not accrete. We may elect or be required to pay special interest on the Notes under certain circumstances in accordance with the terms of the applicable Indenture. Accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of each series of the Notes fluctuates when interest rates or market prices of our common stock change. We record the Notes at amortized cost on the condensed consolidated balance sheets, and we present the fair value of each series of the Notes for disclosure purpose only. In connection with the Notes offering, we entered into the Capped Calls for a cost of $195.5 million. The Capped Calls are generally expected to reduce the potential dilution to our common stock upon any conversion of the relevant series of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes of such series, with such reduction and/or offset subject to a cap. See Note 10, “Convertible Senior Notes,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our foreign subsidiaries is primarily the U.S. dollar. The majority of our sales are currently denominated in U.S. dollars, although we also have sales in Euros and, to a lesser extent, in British pounds, Australian dollars, Canadian dollars, and Brazilian reals. Therefore, our revenue is not currently subject to significant foreign currency risk, but that will likely change in the future as we increase sales in these international currencies and enable sales in additional currencies. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the United States and, to a lesser extent, in Europe, the Asia-Pacific region, and Canada. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured to the functional currency at period-end exchange rates. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

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

We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have had a material impact on our operating results for each of the three and nine months ended October 31, 2024 and 2023. However, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption.

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

The following table presents our strategic investments by type (in thousands):

	October 31, 2024	January 31, 2024

Equity securities:
Non-marketable equity securities under Measurement Alternative	$280,589	$190,238
Non-marketable equity securities under equity method	5,372	5,307
Marketable equity securities	9,465	37,320
Debt securities:
Non-marketable debt securities	750	1,500
Total strategic investments—included in other assets	$296,176	$234,365

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 29, 2024, a stockholder class action lawsuit was filed against us, our former Chief Executive Officer, and our Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. On October 28, 2024, an amended complaint was filed by the lead plaintiff. We plan to file a motion to dismiss the amended complaint on or before the responsive pleading deadline. In addition, since the filing of the class action lawsuit, four additional complaints containing securities derivative claims have been filed against us and certain of our directors and executive officers alleging similar violations. The derivative claims have been stayed pending resolution of the anticipated motion to dismiss the class action lawsuit. We and the other defendants intend to vigorously defend against the claims in these actions.

On June 13, 2024, a class action was filed in the United States District Court for the District of Montana against Snowflake alleging that Snowflake failed to take reasonable measures to secure systems that contained consumer data, thereby allowing threat actors to access and exfiltrate personally identifiable information. In the months that followed, numerous additional class actions making the same or similar allegations were filed in the United States and Canada against Snowflake and/or customers whose consumer or employee data was exfiltrated. Among other claims, the complaints assert common law claims for negligence, breach of fiduciary duty, breach of implied contract, and unjust enrichment, as well as statutory claims, and seek an unspecified amount of damages, attorneys’ fees and costs, as well as injunctive relief. On October 4, 2024, an order was issued by the United States Judicial Panel on Multidistrict Litigation combining the class actions filed in the United States into a multidistrict litigation in the District of Montana. In addition to the multidistrict litigation, one class action is pending in the Supreme Court of British Columbia. We intend to vigorously defend against the claims in these actions.

Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

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
Our revenue was $942.1 million and $734.2 million for the three months ended October 31, 2024 and 2023, respectively, and $2.6 billion and $2.0 billion for the nine months ended October 31, 2024 and 2023, respectively. As a result of our historical rapid growth, limited operating history, large number of new product features, including those including artificial intelligence and machine learning technology (AI Technology), and unstable macroeconomic conditions, our ability to accurately forecast our future results of operations, including revenue, gross margin, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

Further, our revenue growth could slow or our revenue could decline for a number of reasons, including increased competition; changes to technology, such as changes in software or underlying cloud infrastructure or the increasing prominence of new technology like artificial intelligence; reputational harm; and reduced demand for our platform. For example, customers may continue to optimize consumption, rationalize budgets, and prioritize cash flow management, including by reducing storage through shorter data retention policies and shortening committed contract durations. As a result of the foregoing and our rapid revenue growth in prior periods, our revenue growth rate has slowed in recent periods. Any further declines in our revenue growth rate could adversely affect investors’ perceptions of our business, and negatively impact the trading price of our common stock.

Our revenue growth is also dependent on our ability to increase our penetration into existing markets, and to successfully enter and grow new markets, including highly-regulated markets such as financial services, healthcare, and the public sector. Sales to highly-regulated entities are subject to substantial additional costs and risks that are not present in sales to other customers, which are described below in the risk factor titled “We do business with federal, state, local, and foreign governments and agencies, and heavily regulated organizations; as a result, we face heightened risks related to special contract terms, non-standard product deployments, and compliance with additional processes, rules, and regulations.”

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
Customers generally consume our platform by using compute, storage, and/or data transfer resources. Unlike a subscription-based business model, in which revenue is recognized ratably over the term of the subscription, we generally recognize revenue on consumption. Because our customers have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that a typical subscription-based software company has. Customer consumption fluctuates, and there is a risk that customers will consume our platform at lower levels than we expect, including in response to new software releases or hardware improvements that may make our platform more efficient or adverse macroeconomic conditions or holidays. Unexpected fluctuations in customer consumption may cause actual results to differ from our forecasts. As a result, our results of operations in a given period should not be relied upon as indicative of future performance.

We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $327.9 million and $214.7 million for the three months ended October 31, 2024 and 2023, respectively, and $963.5 million and $668.1 million for the nine months ended October 31, 2024 and 2023, respectively. As of October 31, 2024 and January 31, 2024, we had an accumulated deficit of $7.0 billion and $4.1 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our research and development teams, retain our employees, and acquire other businesses, including in the areas of data science, artificial intelligence, and machine learning. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under our third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems, operating as a public company, and targeting regulated industries or markets. Our efforts to grow our business have been and may continue to be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
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
We compete based on various factors, including price, performance, product features, breadth of use cases, multi-cloud availability, brand recognition and reputation, customer support, and differentiated capabilities, including ease of implementation and data migration, ease of administration and use, scalability and reliability, data governance, security and compatibility with existing standards, programming languages, and third-party products. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical, and other resources than we do, and may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements, and buying practices. In addition, we may not be able to respond to market opportunities as quickly as smaller companies. Our support of open data formats may also reduce switching costs between us and our competitors.

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

Some of our customers use drivers and/or connectors to connect our platform to third-party applications or databases. Attempts by third-party application or database providers to restrict the use of drivers and connectors may make it more difficult for customers to use our platform, which could lead to reduced sales and consumption.

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
We are investing significantly in AI Technology. Our investments include internally developing AI Technology, acquiring companies with complementary AI Technology, and partnering with companies to bring AI Technology to our platform. Our competitors are pursuing similar opportunities and may, as a result of greater resources, branding, or otherwise, develop, adopt and implement AI Technology faster or more successfully than we do, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations. In addition, our successful development of AI Technology depends on our access to GPUs, which are currently in high demand. Finally, customers’ use of our AI Technology is often dependent on their ability to meet evolving regulatory standards, successfully complete internal compliance reviews, and enter into mutually acceptable contractual terms. If they are unable to do so, they may not use our AI Technology as much as we anticipate, or at all. It is also possible that our investments in AI Technology do not result in the benefits we anticipate, or enable us to maintain our competitive advantage, which may adversely affect our business, financial condition, and results of operations. For example, we may not accurately anticipate market demand or offer AI Technology that amplifies our core data platform.
If we, our customers, or third-party service providers experience an actual or perceived security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.
In the ordinary course of our business, we store, transmit, generate, and process our, our customers’, and our business partners’ confidential and proprietary data. Such data includes sensitive data, such as personal information, protected health information, and financial data. We also use third-party service providers, sub-processors, and technology to help us deliver services to our customers and their end-users, as well as for our internal business operations. For example, our platform is built on the infrastructure of third-party public cloud providers, such as AWS, Azure, and GCP, and we use third-party technology to assist with securing our environment and providing access to our platform. Some of our customers also use third-party service providers to assist with their use of our platform or third-party technology, such as connectors, to access our platform. These third-party service providers may process, store, or transmit data of our employees, partners, customers, and customers’ end-users or may otherwise be used to help operate our platform and corporate systems. We, our customers and business partners, and these third parties face a variety of evolving cybersecurity threats.

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

There can be no assurance that security measures designed to protect against security incidents will be effective, and our efforts to investigate, mitigate, contain, and remediate any security incidents that do occur may not be successful. Even though we may not control the security measures of third-party providers, we may incur liability or suffer reputational harm if such measures are breached. Actions taken by us, third-party cloud providers, or the other third parties with whom we work to detect, investigate, mitigate, contain, and remediate security incidents could result in outages, data losses, and disruptions of our business. We may be unable to detect, mitigate, or remediate vulnerabilities in our information security systems (such as our hardware and software, including that of third parties upon which we rely) on a timely basis. We may be unwilling or unable to make ransom payments due to, for example, applicable laws or regulations prohibiting such payments, the negative precedent such payments would set, or uncertainty over whether such payments would result in the threat actor deleting stolen data or otherwise delivering on their promised course of action. In general, cybersecurity incidents or security vulnerabilities could lead to significant interruptions in our operations, loss of data and income, reputational harm, diversion of funds, increased insurance costs, and other harm to our business, reputation, and competitive position. In addition, customers’ use of our platform in violation of our terms of service, including by granting access to a single Snowflake account to various third-party entities, could amplify the impact of any cybersecurity or product incidents. Security incidents and their resulting consequences, including negative publicity, may also cause customers to stop using our platform, deter existing or prospective customers from using our platform, and negatively impact our ability to grow and operate our business.

Our customers have experienced and may in the future experience security incidents in connection with their use of our platform that harm our customer relationships and our reputation, even when such incidents are due to vulnerabilities, policy violations, inadequate security controls, or credential exposures that we do not cause. We operate under a shared responsibility cybersecurity model where we are responsible for the security of our platform and underlying cloud infrastructure, while our customers are responsible for selecting, enabling, and configuring security controls for their individual environments in a manner that meets applicable cybersecurity standards and effectively reduces their information security risk. To assist customers in meeting their responsibilities, we offer and support a range of tools and features for access control, including multi-factor authentication (MFA), network access policies, and unified role-based access controls and policies. Customers may also use third-party external authentication tools, in which case we do not have visibility into whether adequate access controls (such as MFA or network restrictions) are being enforced. Regardless of whether customers use our authentication tools or external tools, if customers allow static access credentials, they are responsible for ensuring that the credentials remain private and are rotated on a regular basis. If our customers do not implement, or incorrectly implement, these features or otherwise fail to fulfill their responsibilities under our shared responsibility model, there is a higher risk that they will be the victim of cybersecurity incidents, which may harm our customer relationships, our reputation, and our business, which has occurred in the past and may happen again in the future.

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

Any security breach of our platform, our operational systems, our software (including open-source software), our physical facilities, or the systems of our third-party service providers or sub-processors, or the perception that one has occurred, or unauthorized access to our customers’ or partners’ systems, data, or technology, could result in claims that we have breached customer contracts or other legal obligations, including as described below. In addition, we may be subject to, and have received in the past, requests by regulators (including members of Congress) for information about our security practices, our public statements about our security program, experiences, and issues. Alleged failures, problems, or issues related to our information security or our customers’ use of our platform, including following such information requests, could result in additional investigations; actions from a variety of regulators, including state attorneys general, the Department of Justice, the Federal Trade Commission (FTC), and the SEC; litigation; indemnity obligations; fines; penalties; mitigation and remediation costs; reputational harm; diversion of management’s attention; friction with customers; and other liabilities and damage to our business. Further, cybersecurity incidents may lead customers or prospective customers to attempt to negotiate contractual terms that are less favorable to us, such as broader indemnification obligations and higher limitations of liability.

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

For example, in May 2024, we became aware that a cybersecurity threat actor had accessed a number of our customers’ Snowflake accounts as a result of such customers’ failure to fulfill certain of their obligations under our shared responsibility cybersecurity model (e.g., implementing MFA and network access policies). Even though we did not identify any evidence suggesting this activity was caused by or otherwise related to any vulnerability or misconfiguration of our systems, or a breach of our platform’s security or our environment, we have been the subject of multiple lawsuits, regulatory investigations, and lawmaker inquiries relating to these customer incidents. Since May 2024, we have been made aware of additional cyberattacks on customers’ Snowflake accounts using similar methods to take advantage of customers’ failures to implement MFA and network access policies. We are unable to predict the outcome or timeline of these matters or if any additional requests, inquiries, lawsuits, investigations or other government actions may arise. We have suffered and may continue to suffer negative publicity and reputational damage, including due to the misperception that our customers’ incidents resulted from a vulnerability, misconfiguration or breach of our platform’s security or systems and malicious activity within our environment. In addition, we may experience customer churn or face claims by customers, and it is possible that we are not able to fully recover any losses relating to these matters through any applicable insurance coverage or we may be required to seek indemnification from breached customers to mitigate our damages. These matters, together with any additional inquiries, regulatory or governmental investigations or other disputes that result from these customer security incidents, will require us to divert resources and may harm our reputation, business, financial condition and results of operations.

Finally, some of our employees work remotely, including while traveling for business, which increases our cybersecurity risk, creates data accessibility concerns, and makes us more susceptible to security breaches or business disruptions. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, or prospects.
Any litigation against us could be costly and time-consuming to defend.
From time to time, we may become subject to legal proceedings and claims, such as claims brought by our customers in connection with commercial disputes, employment claims, including claims related to the loss of employee equity grants upon termination, intellectual property claims, or securities class actions or other claims related to volatility in the trading price of our common stock. For example, we are named in a securities class action lawsuit in federal court alleging federal securities law violations, as well as several class action lawsuits alleging common law and statutory claims in connection with security matters. See the section titled “Legal Proceedings” for more information. Litigation could result in substantial costs and divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Our existing insurance might not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims, or continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.
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
•our ability to execute on our business strategy, including our strategies related to the AI Data Cloud, such as Snowpark, the Snowflake Marketplace, and Snowflake Cortex;
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
We must increase the size and productivity of our sales and marketing organization to increase our sales to new and existing customers. It requires significant time and resources to hire and effectively onboard new sales and marketing personnel and to train and manage new and existing personnel so they are able to successfully sell our product. We also plan to continue to dedicate significant resources to sales and marketing programs that are industry-specific and focused on large organizations. Once a new customer begins using our platform, our sales team needs to focus on expanding consumption with that customer. All these efforts require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. In addition, our sales compensation plans must be structured in a way that properly incentivizes our sales and marketing personnel to drive increased consumption and new capacity arrangements. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from our sales force if we are unable to attract, hire, develop, integrate, and retain talented and effective sales personnel, if our sales personnel are unable to achieve desired productivity levels, or if our sales and marketing programs, including our sales compensation plans, are not effective.
Sales efforts to large customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.
Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, stronger customer leverage in negotiating pricing and other terms, more complex customer requirements, including in response to evolving industry regulations, the additional need to partner with third parties that advise such customers or help them integrate their IT solutions, substantial upfront sales costs, less predictability in completing some of our sales, and higher customer support expectations. For example, large customers may require considerable time to evaluate and test our platform or new features prior to making a purchase decision. In addition, large customers may be switching from legacy on-premises solutions when purchasing our products, and may rely on third parties with whom we do not have relationships when making purchasing decisions. Furthermore, large customers may have more extensive compliance and vendor diligence programs with respect to new products and services, which may increase both the time and resources needed to sell to them and also result in the inability to sell to them if we do not meet their compliance standards. A number of factors also influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the renegotiation of existing agreements to cover additional workloads, changing laws, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. We have also historically seen consumption growth from large enterprises take longer than when compared to smaller enterprises. Moreover, large customers often begin to deploy our products on a limited basis but nevertheless demand implementation services and negotiate pricing discounts, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations could be affected.

Unfavorable conditions in our industry or the global economy, or reductions in cloud spending, or lower than expected consumption, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions or volatility in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, bank failures, international trade relations, inflation, and interest rate fluctuations, or the existence of epidemics, pandemics or other public health crises (such as the COVID-19 pandemic), political turmoil and geopolitical conflicts, natural catastrophes, warfare, or terrorist attacks on the United States, Europe, the Asia-Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. For example, the ongoing military conflicts between Russia and Ukraine and in the Middle East, as well as the rising tensions between China and Taiwan have created volatility in the global capital markets and could have further global economic consequences, including disruptions of the global supply chain. In addition, unfavorable conditions in the general economy may negatively impact our customers’ budgets or cash flow, which could impact the contract terms, including payment terms, our customers demand from us. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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

Additionally, a small but increasing portion of our revenue is generated as a result of our relationships with global system integrators, managed service providers, and resellers. Increasingly, we and our customers rely on these partners to provide professional services, including customer implementations and migrations from legacy solutions and there may not be enough qualified partners available, or we may not be able to develop or maintain relationships with enough partners, to meet customer demand. While we provide our partners with training and other enablement programs, these programs may not be effective or utilized consistently, and our return on these investments may be lower than expected. In addition, new partners may require extensive training or significant time and resources to achieve productivity. If we fail to effectively manage and grow our network of these partners, or properly monitor the quality and efficacy of their interactions with our customers, our ability to attract and retain new customers and expand customer consumption of our platform may be impacted, and our operating results and growth rate may be harmed.
If we are unable to successfully manage the growth of our professional services business and improve our profit margin from these services, our operating results could be harmed.
Our professional services business, which performs implementation and training services for our customers, has grown larger and more complex as our product revenue has increased. We believe our future success depends in part on investment in professional services to facilitate customer code conversion and migration from legacy solutions and adoption of our platform, especially with large enterprises. As a result, our sales efforts have been and will continue to be focused on helping our customers more quickly realize the value of our platform and the AI Data Cloud rather than on the profitability of our professional services business. We price our professional services based on the anticipated cost of those services and, as a result, we expect to improve the gross profit percentage of our professional services business over time. If we are unable to manage the growth of our professional services business and improve our profit margin from these services, our operating results, including our profit margins, could be harmed.

If we lose key members of our management team or are unable to attract and retain the executives and employees we need to support our operations and growth, our business and future growth prospects may be harmed.
Our success depends in part on the continued services of our executive officers, as well as our other key employees in the areas of research and development and sales and marketing.

From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. For example, in February 2024, Frank Slootman retired as Chief Executive Officer and Sridhar Ramaswamy was appointed to replace him. In July 2024, Grzegorz Czajkowski, our former EVP, Engineering and Support, resigned and left Snowflake to pursue another opportunity, and in September 2024, Vivek Raghunathan was appointed as SVP, Engineering and Support to replace him. The loss of additional executive officers or any significant change in executive leadership could harm morale, cause additional personnel to depart, or introduce operational delays or risks as successor executives learn our business, each of which could harm our operating results.

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

In order to support our growing business, we will need to continue to hire in new locations around the world and manage return to work and remote working policies, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have and can provide more competitive compensation and benefits. In addition, we require the majority of our employees to work from a physical office, while certain of our competitors allow remote work environments. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. Since the beginning of fiscal 2025, our stock price has declined significantly. If the actual or perceived value of our equity awards continues to decline or undergoes significant volatility, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees. Furthermore, current and prospective employees may believe that their equity award offers have limited upside, and our competitors may be able to offer more appealing compensation packages. In order to retain our existing employees and manage potential attrition, including as a result of any stock price decreases and market volatility that impact the actual or perceived value of our equity awards, we may issue additional equity awards or provide our employees with increased cash compensation, which could negatively impact our results of operations and be dilutive to stockholders. Finally, if we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached our or their legal obligations, resulting in a diversion of our time and resources.

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
In our customer contracts and certain strategic partnership agreements, we assume liability for certain security breaches and data protection claims caused by us and by certain third parties on which we rely. Our contracts with customers, partners, investors, and other third parties may also include indemnification provisions under which we agree to defend and indemnify them against claims and losses arising from alleged infringement, misappropriation, or other violation of intellectual property rights and for other matters. We may not be successful in our attempt to limit our liability and indemnity obligations and obtain corresponding liability and indemnification obligations from vendors and partners that would require them to contribute to our obligations, and an event triggering our liability or indemnity obligations could give rise to multiple claims involving multiple customers or other third parties. In addition, there have been instances where our customers or other business partners attempt to claim indemnification even if indemnification obligations have not been triggered, and defending against such claims can be time-consuming and expensive. There is no assurance that our applicable insurance coverage, if any, would cover, in whole or in part, any such liability or indemnity obligations. We may be liable for up to the full amount of the contractual claims, which could result in substantial liability or material disruption to our business or could negatively impact our relationships with customers or other third parties, reduce demand for our platform, and adversely affect our business, financial condition, and results of operations.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. For example, since the beginning of fiscal 2024, we have acquired several companies, including Samooha, Inc., a privately-held company which developed data clean room technology; Neeva Inc., a privately-held internet search company which leveraged generative artificial intelligence; Mountain US Corporation (f/k/a Mobilize.net Corporation), a privately-held company which provided a suite of tools for efficiently migrating databases to the AI Data Cloud; LeapYear Technologies, Inc., a privately-held company which provided a differential privacy platform; and Night Shift Development, Inc. (Night Shift), a privately-held data analytics firm focused on the U.S. public sector. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, financing, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or unexpected costs assimilating or integrating the businesses, technologies, products, personnel, contracts or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers, suppliers, or partners of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, we may inherit commitments, risks, and liabilities of companies that we acquire that we are unable to successfully mitigate and that may be amplified by our existing business. Finally, disputes or litigation can arise out of our acquisitions or investments from time to time, including in connection with the achievement of earnouts.

As part of our corporate development program, we invest in companies to support our key business initiatives. These companies range from early, growth stage companies to mature companies with established revenue streams. Our strategic investments are subject to risk of inability to achieve the desired strategic synergies and partial or total loss of investment capital. Furthermore, our competitors may invest in these companies alongside us, and may obtain information about our corporate development program or other business plans. The financial success of our investment is typically dependent on an exit in favorable market conditions. To the extent any of the companies in which we invest are not successful, which can include failure to achieve strategic business objectives as well as failure to achieve a favorable exit, we could recognize an impairment or loss on all or part of our investment, which we have done in the past. In addition, in certain cases we are required to consolidate one or more of our strategic investee’s financial results into ours. Fluctuations in any such investee’s financial results, due to general market conditions, bank failures, or otherwise, could negatively affect our condensed consolidated financial condition, results of operations, cash flows, or the price of our common stock. If one or more of such investees fails to timely provide us with information necessary for the preparation of our condensed consolidated financial statements and disclosures, we may be unable to report our financial results in a timely manner, which would negatively affect our business and the price of our common stock.

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
We do business with federal, state, local, and foreign governments and agencies, and heavily regulated organizations; as a result, we face heightened risks related to special contract terms, non-standard product deployments, and compliance with additional processes, rules, and regulations.
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

For example, as part of our pursuit of business from the U.S. public sector, we acquired Night Shift, a data analytics firm that services the U.S. national security community, in September 2024. Obtaining and maintaining national security clearances within a global enterprise will require significant operational investments and the successful implementation of new processes and controls. In addition, unlike our standard commercial offering, we anticipate delivering our platform and other offerings, including Night Shift’s legacy offering, into customer environments, which presents risks and challenges arising from having less visibility into and control over the operation and security of our platform.

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

In addition, public sector customers may have contractual, statutory, or regulatory rights to terminate current contracts with us or our third-party distributors or resellers for convenience or default. If a contract is terminated for convenience, we may only be able to collect fees for platform consumption prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative products or services or be precluded from doing further business with government entities. Further, entities providing products or services to governments, whether directly or indirectly, are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts. Such laws, regulations, and contractual provisions impose compliance obligations that are more burdensome than those typically encountered in commercial contracts, and they often give customers in the government market substantial rights and remedies, many of which are not typically found in commercial contracts. These rights and remedies may relate to intellectual property, price protection, the accuracy of information provided to the government, incident notification, and termination rights. In addition, governments may use procurement requirements as an alternative to lawmaking, and impose stricter requirements than would apply to the commercial sector in areas that are not directly related to the purchase. For example, in October 2024, the White House Office of Management and Budget released Memorandum M-24-18, Advancing the Responsible Acquisition of Artificial Intelligence in Government, providing detailed new guidance and requirements for federal agency procurement of artificial intelligence. These rules and requirements may apply to us or third-party resellers or distributors whose practices we may not control. Such parties’ non-compliance could result in repercussions for us with respect to contractual and customer satisfaction issues.

In addition, federal, state, and local governments and regulators routinely investigate and audit contractors for compliance with applicable laws, regulations, and contractual provisions. If, as a result of an audit or investigation, it is determined that we have failed to comply with applicable requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits or payments we have received, costs associated with the triggering of price reduction clauses, fines, loss of a government certification or clearance, and suspensions or debarment from future government business, and we may suffer reputational harm.

Further, we are increasingly investing in doing business with customers and partners in heavily regulated commercial industries, such as the financial services and health care industries. Existing and prospective customers, such as those in these industries, may be required to comply with more stringent regulations in connection with using and implementing our platform or services or particular regulations regarding third-party vendors that may be interpreted differently by different customers. In addition, regulatory agencies may impose requirements toward third-party vendors of regulated entities generally, or our company in particular, that we may not be able to, or may choose not to, meet. We may make special compliance commitments that are more expensive to satisfy than we anticipate, or that we are unable to satisfy. In addition, customers in these heavily regulated areas and their regulators often have a right to conduct audits of our systems, products, and practices. In the event that one or more customers or their regulators determine that some aspect of our business does not meet regulatory requirements, we may be limited in our ability to continue or expand our business.

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 24% of our revenue for each of the three and nine months ended October 31, 2024. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, including China, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

•slower than anticipated public cloud adoption by international businesses;
•changes in a specific country’s or region’s political, economic, or legal and regulatory environment, including the effects of pandemics, tariffs, trade wars, sanctions, or long-term environmental risks;
•the need to adapt and localize our platform for China, Saudi Arabia, and other countries, including as a result of data sovereignty requirements, and the engineering and related costs that we may incur when making those changes;
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
As we are offering our platform through a Chinese-owned operating partner to Chinese affiliates of certain multi-national customers, risks associated with economic, political, and social events in China could negatively affect our business, financial condition, results of operations and growth prospects.
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
We have funded our operations since inception primarily through equity and debt financings and payments received from our customers. We cannot be certain if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in further equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, particularly during times of market volatility and general economic instability. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. Any debt we incur could give the debt holders rights senior to our stockholders to make claims on our assets and could involve covenants relating to our capital raising activities and other financial and operational matters, which may limit our ability to obtain additional capital, pursue business opportunities and strategic transactions, repurchase stock and pay dividends on our common stock. For example, the holders of our 0% convertible senior notes due 2027 and 0% convertible senior notes due 2029 (collectively, the Notes) have rights senior to holders of our common stock to make claims on our assets, and the indentures governing each series of the Notes, as supplemented (each an Indenture and together, the Indentures), include customary covenants for us, such as covenants to make payment of principal and special interest (if any) and remain current in our reporting obligations with the SEC (though no financial or operating covenants or restrictions on us paying dividends or issuing or repaying, prepaying or repurchasing our other securities or indebtedness). Furthermore, if we issue additional equity securities, including shares of common stock issued upon conversion of the Notes, stockholders will experience dilution, and in some cases we may issue new equity securities that have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay special interest, if any, on or to refinance the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have enough available cash or the ability to raise the funds necessary to pay cash upon conversion of the Notes or to repurchase the Notes upon a fundamental change, and any future debt may contain limitations on our ability to do so.
Holders of each series of the Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or any portion of their Notes upon the occurrence of a fundamental change prior to the maturity date of such series of the Notes (as defined and described in the applicable Indenture). Upon any conversion of Notes, we will be required to make cash payments to settle such conversion unless we elect to fully settle it by delivering shares of our common stock (other than any cash paid in lieu of delivering fractional shares). We may not have enough available cash or be able to obtain financing at the time if we are required to repurchase surrendered Notes or settle the conversion of Notes in cash. In addition, our ability to repurchase Notes or to pay cash upon conversions of the Notes may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase the Notes or to pay any cash upon future conversions of the Notes, when required by the Indentures, would constitute a default under the relevant Indenture. A default under either Indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness. If the repayment of such future indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
If the conditional conversion feature of a series of the Notes is triggered, holders of such Notes will be entitled to elect to convert their Notes at any time during specified periods, as described in the applicable Indenture. If one or more holders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, unless we elect to fully settle such conversion by delivering shares of our common stock (other than any cash paid in lieu of delivering fractional shares), which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations and our ability to invest and hold our cash.
Our sales are currently denominated in U.S. dollars, Euros, British pounds, Australian dollars, Canadian dollars, and Brazilian reals, and will likely be denominated in other currencies in the future. Because we report our results of operations and revenue in U.S. dollars, we currently face exposure to foreign currency translation risk and may in the future face other foreign currency risks. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected. For example, a strengthening of the U.S. dollar could increase the real cost of our platform to international customers, which could adversely affect our results of operations. In addition, as our international operations expand, an increasing portion of our operating expenses is incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. Exposure to these risks and fluctuations could adversely affect our financial position, results of operations, and cash flows.
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
•The certifications we maintain and the standards that apply to our platform (or those we may maintain or that may apply in the future), such as the U.S. Federal Risk and Authorization Management Program (FedRAMP), U.S. Department of Defense Impact Level 4 (IL4), Payment Card Industry Data Security Standards (PCI-DSS), International Organization for Standardization (ISO)/International Electrotechnical Commission (IEC) 27001, Health Information Trust Alliance Common Security Framework (HI-TRUST CSF), StateRAMP, among others, are becoming more stringent.
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
The legal and regulatory landscape applicable to AI Technology is uncertain and is evolving rapidly, which may result in new and enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation or financial condition, or results of operations. States, regions, and supranational bodies, including the European Union and the United States, have passed or proposed new rules and regulations related to the use or sale of AI Technology. For example, the European Union’s Artificial Intelligence Act, the first comprehensive legal framework regulating artificial intelligence, entered into force in August 2024. These regulations may impose onerous obligations related to our development, offering, and use of AI Technology and expose us to an increased risk of regulatory enforcement and litigation. If we cannot use AI Technology or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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
We are expanding our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. Legislation informally titled the Tax Cuts and Jobs Act and the Inflation Reduction Act (Inflation Act) made many significant changes to U.S. tax laws. For example, the Inflation Act includes provisions that will impact the U.S. federal income taxation of certain corporations, including a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax applicable to corporations traded on an established securities market (which includes the New York Stock Exchange) on the fair market value of certain stock repurchases in excess of the fair market value of stock issuances in the same taxable year. In February 2023, our board of directors authorized the repurchase of up to $2.0 billion of our common stock through a stock repurchase program. In August 2024, our board of directors authorized the repurchase of an additional $2.5 billion of our outstanding common stock under the stock purchase program and extended the expiration date of the stock repurchase program from March 2025 to March 2027. Repurchases of our common stock under current or future stock repurchase programs could result in an excise tax liability, and we are continuing to evaluate the impact that such excise tax liability, if any, may have on our aggregate tax liability. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation.

In addition, our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase, including as a result of the base erosion and profit shifting (BEPS) project that is being led by the Organization for Economic Co-operation and Development (OECD), and other initiatives led by the OECD or the European Commission.

Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, the amount of taxes imposed on our business, and our compliance costs, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements. We continue to monitor the impact of new global and U.S. legislation on our effective tax rate.
Our ability to use our net operating loss carryforwards may be limited.
We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. Unused U.S. federal net operating losses (NOLs) for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under current U.S. federal income tax law, U.S. federal NOLs arising in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of such year’s taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
•our issuance or repurchase of shares of our common stock or securities convertible into or exchangeable for share of our common stock and any derivative transactions relating to such securities; and
•general political, social, economic, and market conditions.
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
Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to settle the obligation in cash, shares of our common stock, or a combination of both. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market price of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
The capped call transactions may affect the value of the Notes and the market price of our common stock.
We entered into privately negotiated capped call transactions relating to each series of Notes with some of the initial purchasers (or their affiliates) and certain other financial institutions (collectively, the option counterparties). The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the relevant series of Notes or offset any cash payments we are required to make in excess of the principal amount of converted Notes, with such reduction or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, the option counterparties entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with, or shortly after, the pricing of the Notes. They may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling shares of our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes, and they are likely to do so during any “observation period” related to a conversion of Notes or, to the extent we exercise the relevant election under the capped call transactions, following any repurchase or redemption of the Notes, in each case as described in the Indentures. This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes.
We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the capped call transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution, the effect of which would not be compensated for, than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders, including issuance of shares of our common stock upon conversion of the Notes. We expect to grant equity awards to employees, non-employee directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we have and may continue to acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
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

The existence of our stock repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program. Repurchasing our common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects, and we may fail to realize the anticipated long-term stockholder value of any stock repurchase program. In addition, the Inflation Act imposes an excise tax of 1% on certain corporate stock repurchases.
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
Anti-takeover provisions in our charter documents, the Indentures, and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our common stock.
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

In addition, certain provisions in the Indentures may make it more difficult or expensive for a third party to acquire us. For example, the Indentures will require us, except as described therein, to repurchase the Notes of the relevant series for cash upon the occurrence of a fundamental change (as defined in the Indentures) and, in certain circumstances, to increase the relevant conversion rate for a holder that converts its Notes of the relevant series in connection with a make-whole fundamental change (as defined in the Indentures). A takeover of us may trigger the requirement that we repurchase the relevant series of Notes and/or increase the relevant conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
Acquisition of Night Shift

On September 18, 2024, we issued 67,975 shares of our common stock to certain equityholders of Night Shift, pursuant to the terms of that certain stock purchase agreement, dated as of September 6, 2024, as partial consideration for our acquisition of all outstanding capital stock of Night Shift. The shares are subject to forfeiture upon the occurrence of certain events pursuant to the terms of the stock purchase agreement. The aggregate value of these shares under the terms of the stock purchase agreement was $8.2 million. We issued the shares in reliance on an exemption from registration provided for under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. We relied on this exemption from registration based in part on the representations made by the equityholders.

Offering of Convertible Senior Notes

On September 27, 2024, we completed the offering of the Notes. Additional information relating to the issuance of the Notes can be found in Note 10, “Convertible Senior Notes,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Current Report on Form 8-K filed with the SEC on September 27, 2024.

Issuer Purchases of Equity Securities
The following table presents our stock repurchase activity under our authorized stock repurchase program for the three months ended October 31, 2024 (in thousands, except for per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

August 1, 2024 to August 31, 2024	3,749	$117.72	3,749	$2,550,735
September 1, 2024 to September 30, 2024	5,077	$113.18	5,077	$1,976,163
October 1, 2024 to October 31, 2024	—	—	—	$1,976,163
Total	8,826		8,826

________________
(1)Weighted-average price paid per share excludes transaction costs and excise tax associated with the repurchases.
(2)In February 2023, our board of directors authorized, and on March 1, 2023, we publicly announced, a stock repurchase program of up to $2.0 billion of our outstanding common stock. In August 2024, our board of directors authorized, and on August 21, 2024, we publicly announced, the repurchase of an additional $2.5 billion of our outstanding common stock under the stock repurchase program and extended the expiration date of the stock repurchase program from March 2025 to March 2027. The amount disclosed in this column is exclusive of any transaction costs associated with the repurchases. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares Subject to Trading Arrangement	Expiration Date
Frank Slootman, Director	Adopted	September 30, 2024	X		324,563(1)	June 30, 2025
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

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	9/18/2020
3.2	Amended and Restated Bylaws of Snowflake Inc.	8-K	001-39504	3.1	11/29/2023
3.3	Certificate of Retirement.	8-K	001-39504	3.1	3/3/2021
4.1	Indenture, dated as of September 27, 2024, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39504	4.1	9/27/2024
4.2	Form of Global Note, representing Snowflake Inc.’s 0% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-39504	4.2	9/27/2024
4.3	Indenture, dated as of September 27, 2024, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39504	4.3	9/27/2024
4.4	Form of Global Note, representing Snowflake Inc.’s 0% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-39504	4.4	9/27/2024
4.5	First Supplemental Indenture, dated as of November 22, 2024, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.					X
4.6	First Supplemental Indenture, dated as of November 22, 2024, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.					X
10.1	Form of Confirmation for Capped Call Transactions.	8-K	001-39504	10.1	9/27/2024
10.2+	Confirmatory Offer Letter by and between Snowflake Inc. and Vivek Raghunathan, dated September 26, 2024					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Snowflake Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

Date: November 27, 2024

SNOWFLAKE INC.

By:	/s/ Sridhar Ramaswamy
Name:	Sridhar Ramaswamy
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Emily Ho
Name:	Emily Ho
Title:	Chief Accounting Officer
(Principal Accounting Officer)