Form 10-K
period 2025-01-31
Snowflake Inc.
filed 2025-03-21
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2024 (the last business day of the registrant’s fiscal second quarter), based on the closing price of $130.38 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $42.3 billion.
As of March 7, 2025, there were 334.1 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended January 31, 2025.

1 We are a Delaware corporation with a globally distributed workforce and no corporate headquarters. Under the Securities and Exchange Commission's rules, we are required to designate a “principal executive office.” For purposes of this report, we have designated our office in Bozeman, Montana as our principal executive office.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, opportunities, priorities, capital requirements, market trends, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “continue,” “can,” “could,” “design,” “estimate,” “target,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•our expectations regarding our strategic investments, including the impact of changes in market conditions;
•our expectations regarding our convertible senior notes, including the expected use of proceeds we received and our ability to meet the requirements of the notes;
•our expectations regarding our stock repurchase program;
•our expectations regarding stock-based compensation; and
•the impacts of volatility and uncertainty in the global economy on our business and the businesses of our customers and partners.

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.snowflake.com), our filings with the Securities and Exchange Commission (SEC), webcasts, press releases, and conference calls. We use these mediums, including our website, as well as social media, including certain X (formerly Twitter) and LinkedIn accounts held and/or managed by us or our executive officers, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information we make available on our website or social media may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information we make available on our website and social media.

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

PART I
ITEM 1. BUSINESS
We believe that a cloud computing platform that puts data and artificial intelligence (AI) at its core will offer great benefits to organizations by allowing them to realize the value of the data that powers their businesses. By offering rich primitives for data and applications, we believe that we can create a data connected world where organizations have seamless access to explore, share, and unlock the value of data. To realize this vision, we deliver the AI Data Cloud, a network where Snowflake customers, partners, developers, data providers, and data consumers can break down data silos and derive value from a growing number of data sets in secure, governed, and compliant ways.

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

Our cloud-native architecture includes three independently scalable but logically integrated layers across compute, storage, and cloud services. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data to create a unified data record. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 47 regional deployments around the world. These deployments are generally interconnected to deliver the AI Data Cloud, enabling a consistent, global user experience.

Our platform supports a wide range of product categories that enable our customers’ most important business objectives, including analytics, data engineering, AI, and applications and collaboration. We are committed to expanding our platform’s product features and use cases and supporting developers in building their applications and businesses. Many of our product features help power multiple product categories. In 2021, we launched Snowpark for Java and Scala to allow developers to build in the language of their choice, and in 2022 we added support for Python. Snowpark brings the power of Python and Java to our platform and complements many use cases for our customers across several product categories, including data engineering and AI. In 2023, we launched Snowpark Container Services, a fully managed container platform designed to facilitate the deployment, management, and scaling of containerized applications and AI models within our ecosystem. Snowpark Container Services are used in several of our product categories, including AI and applications. In 2024, we announced Snowflake Intelligence, within our AI product category, to enable our customers to create data agents, empowering business users to take actions on structured and unstructured data without the need for technical knowledge or coding skills. We continue to invest in our Native Application program to help companies build, operate, and market applications in the AI Data Cloud by supporting developers across all stages of the application journey.

We have an industry-vertical focus, which allows us to go to market with tailored business solutions. For example, we have launched the AI Data Cloud for Financial Services, Advertising, Media and Entertainment, Retail & Consumer Goods, Healthcare & Life Sciences, Manufacturing, Technology, Telecom, Travel & Hospitality, and the Public Sector. Each of these brings together Snowflake’s platform capabilities with industry-specific partner solutions and datasets to drive business growth and deliver improved experiences and insights.

Our business benefits from powerful network effects. The AI Data Cloud will continue to grow as organizations move their siloed data from cloud-based repositories and on-premises data centers to the AI Data Cloud. The more customers adopt our platform, the more data can be exchanged with other Snowflake customers, partners, data providers, and data consumers, enhancing the value of our platform for all users. We believe this network effect will help us drive our vision of the AI Data Cloud.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of January 31, 2025, we had 11,159 total customers, increasing from 9,384 customers as of January 31, 2024. As of January 31, 2025, our customers included 745 of the Forbes Global 2000, based on the 2024 Forbes Global 2000 list, and those customers contributed approximately 42% of our revenue for the fiscal year ended January 31, 2025. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments. As our customers experience the benefits of our platform, they typically expand their usage significantly, as evidenced by our net revenue retention rate, which was 126% as of January 31, 2025. The number of customers that contributed more than $1 million in trailing 12-month product revenue increased from 455 to 580 as of January 31, 2024 and 2025, respectively.

For the fiscal years ended January 31, 2025, 2024, and 2023, our revenue was $3.6 billion, $2.8 billion, and $2.1 billion, respectively, representing year-over-year growth of 29% and 36%, respectively. Our net loss was $1.3 billion, $838.0 million, and $797.5 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.

The Rise of the AI Data Cloud

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

We believe the AI Data Cloud can enable a world without data silos, allowing organizations to effortlessly discover, access, derive insights from, and share data from a variety of sources. Customers can share and provide access to each other’s data or data products, build and deploy AI applications and experiences, augment data science and machine learning (ML) algorithms with more data sets, connect global supply chains through data hubs, build data and AI products, and create new monetization channels by connecting data providers and consumers. As the AI Data Cloud grows through broad adoption and increasing usage, there are enhanced benefits from greater data availability. Moving forward, we are continuing to foster these benefits through industry-specific AI Data Clouds and the Native Application Framework.

Our Solution

Our platform is built on a cloud-native architecture that leverages the massive scalability and performance of the public cloud. Our platform allows customers to consolidate data into a single source of truth, whether stored in Snowflake or connected from external storage like Apache Iceberg tables, to drive meaningful insights, power applications, and share data across regions and public clouds. Key elements of our platform include:

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
•Multi-cloud and multi-region. Our platform is available on three major public clouds across 47 regional deployments around the world. These deployments are generally interconnected to provide a global and consistent user experience.
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

Key Benefits to our Customers

Our platform enables customers to:

•Transform into data-driven businesses. Our platform connects data silos, empowers secure and governed access to data, and removes data management and infrastructure complexities. This enables organizations to drive greater insights, improve products and services, and pursue new business opportunities.
•Consolidate data into a single, analytics- and AI-ready source of truth. Our platform simplifies our customers’ data infrastructure by centralizing data in an analytics- and AI-ready format. As a result, organizations are able to deliver secure, fast, and accurate decision making. It also simplifies governance and minimizes the errors, complexity, and costs associated with managing data silos.
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
•Enable greater data access through enhanced data governance. Security and governance, including the encryption of data in transit and at rest, are part of our core design values. This provides customers with the confidence to share their data inside their organizations, as well as with their partners, customers, and suppliers, to unlock new insights and build new applications.

Our Growth Strategies

We intend to invest in our business to advance the AI Data Cloud through the adoption of our platform. Our growth strategies include:

•Innovate and advance our platform. We have a history of technological innovation, releasing new features on a regular basis and making frequent updates to our platform. We intend to continue making significant investments in research and development and hiring top technical talent to enable new use cases, strengthen our technical lead in our platform’s architecture, and increase our differentiation through enhanced collaboration capabilities. During the fiscal year ended January 31, 2025, capabilities like Iceberg tables, hybrid tables, notebooks, Internal Marketplace, Universal Search, Document AI, Snowflake Cortex AI, and Snowflake ML became generally available, while capabilities like lineage visualization interface, Snowflake Open Catalog, ML Operations, AI model sharing and model explainability became available in public preview, and are expected to become generally available in the fiscal year ending January 31, 2026.
•Drive growth by acquiring new customers. We believe that nearly all organizations will eventually embrace a cloud strategy, and that the opportunity to continue growing our customer base, particularly with larger organizations and organizations with vast amounts of data, is substantial. To drive new customer growth, we intend to continue investing in sales and marketing, with a focus on replacing legacy solutions and big data offerings and providing industry-specific services. We are also investing heavily to meet the heightened needs of our customers in regulated markets, such as the public sector, financial services, and countries with data localization requirements.
•Drive increased usage within our existing customer base. As customers realize the benefits of our platform, they typically increase their platform consumption by processing, storing, and sharing more data, and by leveraging additional use cases enabled by our continued innovation. We plan to continue investing in sales and marketing, with a focus on driving more consumption on our platform to grow large customer relationships, which lead to scale and operating leverage in our business model.
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
•Expand data content and collaboration across our global ecosystem. Our platform provides an innovative way for organizations to collaborate and connect with data and data products, including through the Snowflake Marketplace. We plan to continue investing in adding new customers, partners, data providers, data consumers, and forms of sharing to connect on our platform, and to drive market awareness of the AI Data Cloud.
•Grow and invest in our partner network. Our Snowflake Partner Network is comprised of system integrators, resellers, data providers, and other services partners who help accelerate the adoption of our platform, and technology partners, who help provide end-to-end solutions to our customers. We plan to continue investing in building out our partner program to drive more consumption on our platform, broaden our distribution footprint, acquire new customers, and drive greater awareness of our platform. Partners can participate in programs like AI Competencies, Industry Competencies, Snowpark Accelerated, and Governance Accelerated to receive special support from Snowflake technical experts.

Our Platform

Our platform unifies data and supports a growing variety of product categories, including analytics, data engineering, AI, and applications and collaboration. Customers can leverage our platform for any one of these products, but when taken together, they provide an integrated, end-to-end solution that delivers greater insights, faster data transformations, improved data sharing, and accelerated application development. Delivered as a service, our platform is deployed across multiple public clouds and regions, is easy to use, and requires near-zero maintenance.

Product Categories
Organizations use our platform to power the following product categories:

•Analytics. Our platform provides reporting and analytics to improve business intelligence. For Analytics, our platform enables organizations to:
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
◦Simplify development by uniting transactions and analytical data. Analytics includes Unistore, which, using hybrid tables, allows our customers to develop lightweight transactional use cases like serving data or storing an application’s state, all within our platform. Unistore also enables customers to quickly analyze transactional and historical data from across the organization’s ecosystem, build new and better customer experiences, and get deeper insights by integrating transactional and analytical data in a single data set.
•Data Engineering. Our platform enables organizations to efficiently build and manage streaming and batch data pipelines in SQL or Python for downstream consumers like data science teams, analytics teams, and business applications. For Data Engineering, our platform enables organizations to:
◦Drive faster decision making. Ingest data and transform it in real time to help ensure access to up-to-date information to drive better business outcomes.
◦Dynamically meet peak business demands. Meet fluctuating business demands by instantly scaling resources up and down.
◦Build a modern scalable data lake / lakehouse in the cloud. Consolidate data into one centralized place with the scalability, security, and power of the cloud to enable real-time analytics on all data. Store structured and unstructured data in one place where data teams can integrate different tools and platforms on a single, shared dataset. Customers can rely on this centralized data repository to address a variety of use cases.
◦Enact better governance and security to enable broader data access. Simplify data governance and provide rich security and controls to help ensure data is managed and accessed according to regulatory and corporate requirements.
•AI. Our unified data and AI platform enables organizations to build and deploy large language models (LLMs), ML models, and other AI functionality to:
◦Transform unstructured data into insights. Efficiently and securely run natural language processing tasks (such as summarization, translation, and categorization) on unstructured data at scale using Document AI and Cortex LLM Functions.
◦Develop conversational assistants on enterprise data. Interact with data via conversational applications that can answer ad hoc user queries by combining language models in Cortex AI with real-time structured data retrieval using Cortex Analyst and unstructured data retrieval using Cortex Search.
◦Build and deploy LLMs, ML and embedding models. Train and deploy ML models, fine-tune embedding and language models customized with proprietary data to deliver results tailored to a specific industry or organization using the Snowflake ML development suite of services and Snowpark Container Services, a graphics processing unit (GPU)-powered, managed compute service.

•Applications. Our platform can power new applications as well as enable existing applications with capabilities for AI, reporting, and analytics. For Applications, our platform enables organizations to:
◦Develop analytical AI applications. Build AI applications with our platform serving as the analytical and AI engine to provide massive scalability and insights with minimal operational overhead.
◦Embed Snowflake into existing applications. Feed data and analytics directly into business applications in the context of daily workstreams.
◦Develop and distribute Snowflake-native applications. Build, scale, and deploy applications that run securely within the boundary of the end customers’ Snowflake accounts with Snowflake’s Native Application Framework.
•Collaboration. Our platform enables organizations to securely share, monetize, and acquire live data, applications, and AI products. For Collaboration, our platform enables organizations to:
◦Securely share live data. Build an internal marketplace for employees across all parts of the organization to access, share, and analyze live data and also access and share AI products.
◦Acquire data sets to enrich analytics. Leverage public and commercially available data sets on the Snowflake Marketplace to enrich insights, augment analysis, and train AI models.
◦Monetize new data products and applications. List data, applications and AI products on the Snowflake Marketplace and tap into new monetization streams.
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
This architecture is built on three major public clouds across 47 regional deployments around the world. These deployments are generally interconnected through our Snowgrid technology to deliver the AI Data Cloud, enabling a global and consistent user experience.

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
◦Transactions. Our platform supports full ACID compliant transactional integrity, so that data remains consistent even when our platform is concurrently used by many users and use cases.
◦Data availability and recovery. Our platform provides customers the ability to replicate data across various deployments, create point-in-time consistent snapshots of data, and view or recover deleted or changed data over a configured period of time. This allows customers to avoid difficult trade-offs between high recovery times, data loss, or downtime.
•Storage
◦Columnar data. Our platform stores data in a proprietary columnar representation, which optimizes the performance of analytical and reporting queries. It also provides high compression ratios, resulting in economic benefits for customers. We also enable customer choice by allowing customers to leverage our platform for data stored in Parquet and Apache Iceberg tables in customer-managed external storage.
◦Micro-partitioning. Our platform automatically partitions all data it stores without the need for user specification or configuration. It creates small files called “micro partitions” based on size, enabling optimizations in query processing to retrieve only the data relevant for user queries, simplifying user administration and enhancing performance.
◦Metadata. When data is ingested or accessed through interoperable storage, our platform automatically extracts and stores metadata to speed up query processing. It does so by collecting data distribution information for all columns in every micro-partition.
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
◦Compute Clusters. Our platform exposes compute clusters as a core concept. Our customers can create as few or as many compute clusters as they want and specify compute capacity at tiered levels. These clusters can be configured to run only when needed, with cluster instantiation operations typically completed in seconds. Compute clusters can also be configured as a multi-cluster warehouse in which our platform can automatically add and remove additional instances of a given cluster to address variations in query demands. This gives us the ability to offer extremely high levels of concurrency with a simple configuration specification. We also offer warehouse recommendations for workloads that have large memory requirements, such as ML use cases.
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
•Data Sharing. In our platform, data sharing within any given region is defined through access control and not through data movement. As such, the data consumer sees no latency relative to updates from the data provider, and incurs no cost to move or transform data to make it usable. Based on the same technology principles, our platform enables data clean rooms.
•Global Infrastructure
◦Replication. Our platform enables customers to replicate data from one region or public cloud to another region or public cloud while maintaining transactional integrity, either at the granularity of a database or an account.
◦Business continuity. Our platform enables failing over and failing back a database and redirecting clients transparently across regions or public clouds. This provides an integrated and global disaster recovery capability.
◦Global listings for sharing. Our platform enables a listing to be published globally to access consumers across regions or public clouds.
•Built-in Security. We built our platform with security as a core shared responsibility between us and our customers. Our platform provides a number of configurable capabilities for customers to confidently use our platform while preserving the security requirements of their organizations, including:
◦Authentication. Our platform supports a number of authentication capabilities, including federated authentication with a variety of identity providers, as well as support for multi-factor authentication.
◦Access control. Our platform provides a fine-grained, customer-configurable security model based on role-based access control. It provides granular privileges on system objects and actions.
◦Data encryption. Our platform encrypts all customer data uploaded to our platform, both at rest and in transit over untrusted networks, and simplifies operations by providing automatic re-keying of data. It also supports customer-managed keys, where an additional layer of encryption is provided by keys controlled by customers, giving them the ability to control access to the data.

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

Partnerships

Our partnership strategy is focused on delivering complete end-to-end solutions for our customers, driving general awareness of our platform, and broadening our distribution and reach to new customers. Our Snowflake Partner Network is a global program that manages our business relationships with a broad-based network of companies. Our partnerships consist of channel partners, system integrators, data providers, applications, AI solutions, and other technology partners. Collectively, these partners help us source leads, execute transactions, and deliver training, implementation, and business value for our customers. Our system integrator partners help make the adoption of and migration to our platform easier by providing implementations, value-added professional services, managed services, and resale services. Our technology partners provide strategic value to our customers by providing software tools, such as data loading, business intelligence, AI, data governance, and security, as well as data sets and applications on the Snowflake Marketplace, to augment the capabilities of our platform. We continue to invest in formal alliances with the leading consulting, data management, and implementation service providers to help our customers migrate their legacy database solutions to the cloud. Additionally, with Snowflake Ventures, Snowflake is investing in key partners that are innovating with the AI Data Cloud, and we have over 1,100 partners in our Powered by Snowflake Start Up program, many of whom are building next-generation data-intensive applications. Over time, we expect our partner network to drive more customers and consumption to our platform.

Research and Development

Our research and development organization is responsible for the design, development, testing, and delivery of new technologies, features, integrations, and improvements of our platform. It is also responsible for operating and scaling our platform, including the underlying public cloud infrastructure. Our research and development employees are located primarily in or around Bellevue, Washington and San Mateo, California in the United States, and internationally in Berlin, Germany; Toronto, Canada; Warsaw, Poland; and San José, Costa Rica.

Our research and development organization consists of teams specializing in software engineering, user experience, product management, data science, technical program management, and technical writing. As of January 31, 2025, we had 2,257 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to expand our platform.

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
•less-established public and private cloud companies with products that compete in some or all of our markets;
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

Seasonality

Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. As a result, we have historically seen higher net cash provided by operating activities and non-GAAP free cash flow in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year. In addition, while historically revenue has been higher in our fourth fiscal quarter, it is also the most negatively impacted by reduced holiday consumption. For more information, including a definition of non-GAAP free cash flow and a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with U.S. generally accepted accounting principles (GAAP), to free cash flow, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Human Capital Resources
General
As of January 31, 2025, we had 7,834 employees operating across 34 countries. None of our employees are represented by a labor union with respect to his or her employment. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which include works councils and industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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

As of January 31, 2025, we held more than 900 issued U.S. patents and had more than 400 U.S. patent applications pending. We also held more than 200 issued patents in foreign jurisdictions. As of January 31, 2025, we held more than 35 registered trademarks in the United States, and also held more than 640 registered or protected trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.

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
Our revenue was $3.6 billion, $2.8 billion, and $2.1 billion for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. As a result of our historical rapid growth, limited operating history, large number of new product features, including those incorporating artificial intelligence and machine learning technology (AI Technology), and unstable macroeconomic conditions, our ability to accurately forecast our future results of operations, including revenue, gross margin, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

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
Customers generally consume our platform by using compute, storage, and/or data transfer resources. Unlike a subscription-based business model, in which revenue is recognized ratably over the term of the subscription, we generally recognize revenue on consumption. Because our customers have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that a typical subscription-based software company has. Customer consumption fluctuates from time to time, and there is a risk that customers will consume our platform at lower levels than we expect, including in response to new software releases or hardware improvements that may make our platform more efficient, adverse macroeconomic conditions, or holidays. Unexpected fluctuations in customer consumption may cause actual results to differ from our forecasts. As a result, our results of operations in a given period should not be relied upon as indicative of future performance.

We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $1.3 billion, $838.0 million and $797.5 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. As of January 31, 2025 and 2024, we had an accumulated deficit of $7.3 billion and $4.1 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our research and development teams, retain our employees, and acquire other businesses, including in the areas of data science, artificial intelligence, and machine learning. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under our third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems, operating as a public company, and targeting regulated industries or markets. Our efforts to grow our business have been and may continue to be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
The markets in which we operate are highly competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
The markets in which we operate are rapidly evolving and highly competitive. In recent years, we have adopted open data formats like Apache Iceberg tables to allow customers to use our platform to process data stored in external customer-controlled environments outside of Snowflake, and we have introduced a significant number of new features and expanded into new product categories like artificial intelligence. These changes are driving increased competition, both because there is less customer “lock in” when our products are used in external environments, and also because we are competing across more product categories, each of which is subject to distinct customer requirements and preferences. Our success depends on our ability to continue to innovate in response to changing market dynamics.
Our current competitors include:
•large, well-established, public cloud providers that generally compete in all of our markets, including AWS, Azure, and GCP;
•less-established public and private cloud companies with products that compete in some or all of our markets;
•other established vendors of legacy database solutions or big data offerings; and
•new or emerging entrants seeking to develop competing technologies.
We compete based on various factors, including price, performance, product features, breadth of use cases, multi-cloud availability, brand recognition and reputation, customer support, and differentiated capabilities, including ease of implementation and data migration, ease of administration and use, scalability and reliability, data governance, security and compatibility with existing standards, programming languages, third-party products, and the ability to operate in hybrid environments. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical, and other resources than we do, and may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements, and buying practices. In addition, we may not be able to respond to market opportunities as quickly as smaller companies or offer as many discounts or free services as our competitors. Our support of open data formats may also reduce switching costs between us and our competitors.

We currently offer our platform on the public clouds provided by AWS, Azure, and GCP, which are also some of our primary competitors. Currently, a substantial majority of our business is run on the AWS public cloud. There is risk that one or more of these public cloud providers could use its respective control of its public clouds to embed innovations or privileged interoperating capabilities in competing products, bundle competing products, provide us unfavorable pricing, leverage its public cloud customer relationships to exclude us from opportunities, and treat us and our customers differently with respect to terms and conditions or regulatory requirements than it would treat its similarly situated customers. Further, they have the resources to acquire, invest in, or partner with existing and emerging providers of competing technologies and thereby accelerate adoption of those competing technologies. All of the foregoing could make it difficult or impossible for us to provide products and services that compete favorably with those of the public cloud providers.

Some of our customers use drivers and/or connectors to connect our platform to third-party applications or databases. Attempts by third-party application or database providers to restrict the use of drivers and connectors may make it more difficult for customers to use our platform, which could lead to reduced sales and consumption.

For all of these reasons, competition may negatively impact our ability to acquire new customers and maintain and grow use of our platform, put downward pressure on our prices and gross margins, or lead us to take greater risks, any of which could materially harm our business, reputation, results of operations, revenue retention rate, and financial condition.
If we fail to innovate in response to changing customer needs, new technologies, or other market requirements, our business, financial condition, and results of operations could be harmed.
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, markets addressed, types of data processed, ease of data ingress and egress, support of open data formats, user experience and programming languages, use of artificial intelligence, and data governance, security, and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case, and our customers subsequently began using our platform for additional product categories, including analytics, data engineering, artificial intelligence, and applications and collaboration. Our future success depends on our ability to continue to innovate rapidly and effectively and increase customer adoption of our platform and the AI Data Cloud, including the Snowflake Marketplace and Snowpark.

Further, the value of our platform to customers increases to the extent they are able to use it to process and access all types of data. We need to continue to invest in technologies, services, and partnerships that increase the types of data available and processed on our platform, the ease with which customers can ingest data into our platform, and the types of environments that our platform supports, including hybrid offerings that extend into customer-managed environments. We must also continue to enhance our data sharing and marketplace capabilities so customers can share their data with internal business units, customers, and other third parties, acquire additional third-party data and data products to combine with their own data to gain additional business insights, and develop and monetize applications on our platform. As we develop, acquire, and introduce new services and technologies, including those that may incorporate artificial intelligence and machine learning, we may be subject to new or heightened legal, ethical, and other challenges. In addition, our platform requires third-party public cloud infrastructure to operate. Currently, we use public cloud offerings provided by AWS, Azure, and GCP. We will need to continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers and partners. To the extent we expand further into the public sector and highly regulated countries and industries, our platform and operations may need to address additional requirements specific to those markets, including data sovereignty requirements.

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

There can be no assurance that security measures designed to protect against security incidents will be effective, and our efforts to investigate, mitigate, contain, and remediate any security incidents that do occur may not be successful. Even though we may not control the security measures of third-party providers or environments, we may incur liability or suffer reputational harm if such measures are breached. Actions taken by us, third-party cloud providers, or the other third parties with whom we work to detect, investigate, mitigate, contain, and remediate security incidents could result in outages, data losses, and disruptions of our business. We may be unable to detect, mitigate, or remediate vulnerabilities in our information security systems (such as our hardware and software, including that of third parties upon which we rely) on a timely basis. We may be unwilling or unable to make ransom payments due to, for example, applicable laws or regulations prohibiting such payments, the negative precedent such payments would set, or uncertainty over whether such payments would result in the threat actor deleting stolen data or otherwise delivering on their promised course of action. In general, cybersecurity incidents or security vulnerabilities could lead to significant interruptions in our operations, loss of data and income, reputational harm, diversion of funds, increased insurance costs, and other harm to our business, reputation, and competitive position. In addition, customers’ use of our platform in violation of our terms of service, including by granting access to a single Snowflake account to various third-party entities, could amplify the impact of any cybersecurity or product incidents. Security incidents and their resulting consequences, including negative publicity, may also cause customers to stop using our platform, deter existing or prospective customers from using our platform, and negatively impact our ability to grow and operate our business.

Our customers have experienced, and may in the future experience, security incidents in connection with their use of our platform that harm our customer relationships and our reputation, even when such incidents are due to vulnerabilities, policy violations, inadequate security controls, or credential exposures that we do not cause. We operate under a shared responsibility cybersecurity model where we are responsible for the security of our platform and underlying cloud infrastructure, while our customers are responsible for selecting, enabling, and configuring security controls for their individual environments in a manner that meets applicable cybersecurity standards and effectively reduces their information security risk. To assist customers in meeting their responsibilities, we offer and support a range of tools and features within our platform for access control, including multi-factor authentication (MFA), network access policies, and unified role-based access controls and policies. Some customers also use third-party external authentication tools, in which case we do not have visibility into whether adequate access controls (such as MFA or network restrictions) are being enforced. Regardless of whether customers use our authentication tools or external tools, if customers allow static access credentials, they are responsible for ensuring that the credentials remain private and are rotated on a regular basis. If our customers do not implement, or incorrectly implement, these features or otherwise fail to fulfill their responsibilities under our shared responsibility cybersecurity model, there is a higher risk that they will be the victim of cybersecurity incidents, which may harm our customer relationships, our reputation, and our business, which has occurred in the past and may happen again in the future.

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

Any security breach of our platform, our operational systems, our software (including open-source software), our physical facilities, or the systems of our third-party service providers or sub-processors, or the perception that one has occurred, or unauthorized access to our customers’ or partners’ systems, data, or technology, could result in claims that we have breached customer contracts or other legal obligations, including as described below. In addition, we may be subject to, and have received in the past, requests by regulators (including members of Congress) for information about our security practices, our public statements about our security program, experiences, and issues. Alleged failures, problems, or issues related to our information security or our customers’ use of our platform, including following such information requests, could result in additional investigations; actions from a variety of regulators, including state attorneys general, the Department of Justice, the Federal Trade Commission (FTC), and the SEC; litigation; indemnity obligations; fines; penalties; mitigation and remediation costs; reputational harm; diversion of management’s attention; customer relationship issues; and other liabilities and damage to our business. Further, cybersecurity incidents have in the past and may in the future lead customers or prospective customers to attempt to negotiate contractual terms that are less favorable to us, such as broader indemnification obligations, more stringent cybersecurity requirements, and higher limitations of liability.

Our insurance coverage may not be adequate for liability arising from data security breaches involving us or our customers or other third parties, indemnification obligations, or other liabilities. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements) could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Risks related to our systems and security breaches are likely to increase as we continue to expand our platform and geographic footprint, grow our customer and partner base, acquire operating companies, begin to operate in environments outside of our platform and over which we exercise significantly less or no control, and process, store, and transmit increasingly large amounts of data.

For example, in May 2024, we became aware that a cybersecurity threat actor had accessed a number of our customers’ Snowflake accounts as a result of such customers’ failure to fulfill certain of their obligations under our shared responsibility cybersecurity model (e.g., implementing MFA and network access policies). Even though we did not identify any evidence suggesting this activity was caused by or otherwise related to any vulnerability or misconfiguration of our systems, or a breach of our platform’s security or our environment, we have been the subject of numerous lawsuits, regulatory investigations, and lawmaker inquiries relating to these customer incidents. Since May 2024, we have been made aware of additional cyberattacks on customers’ Snowflake accounts using similar methods to take advantage of customers’ failures to implement appropriate security safeguards (e.g., MFA and network access policies). We are unable to predict the outcome or timeline of these matters or if any additional requests, inquiries, lawsuits, investigations or other government actions may arise. We have suffered and may continue to suffer negative publicity and reputational damage, including due to the misperception that our customers’ incidents resulted from a vulnerability, misconfiguration or breach of our platform’s security or systems and malicious activity within our environment. In addition, we may experience a loss of existing customers or face claims by customers, and it is possible that we are not able to fully recover any losses relating to these matters through any applicable insurance coverage or we may be required to seek indemnification from breached customers to mitigate our damages, which may be unsuccessful or impractical. These matters, together with any additional inquiries, regulatory or governmental investigations, or other disputes that result from these customer security incidents, will require us to divert resources and may harm our reputation, business, financial condition, or results of operations.

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
From time to time, we may become subject to legal proceedings and claims, such as claims brought by our customers in connection with commercial disputes, cybersecurity incidents, employment claims, including claims related to the loss of employee equity grants upon termination, intellectual property claims, or securities class actions or other claims related to volatility in the trading price of our common stock. For example, we are named in a securities class action lawsuit in federal court alleging federal securities law violations, as well as numerous class action lawsuits alleging common law and statutory claims in connection with cybersecurity matters. See the section titled “Legal Proceedings” for more information. Litigation could result in substantial costs and divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Our existing insurance might not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims, or continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.
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
•fluctuations in consumption resulting from the introduction of new features, technologies, or capabilities to our software, systems, or to underlying cloud infrastructure, including features or capabilities that may increase or decrease the consumption required to execute existing or future workloads, like better storage compression, cloud infrastructure processor improvements, or compute optimization, or that allow customers to use our platform for compute services without requiring storage;
•our ability to execute on our business strategy, including our strategies related to the AI Data Cloud, such as Snowpark, the Snowflake Marketplace, and Snowflake Cortex AI;
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
•significant security breaches affecting our platform or customers’ accounts, external systems, or data;
•our ability to meet our debt obligations; and
•technical difficulties with, or interruptions to, the delivery and use of our platform.
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
We must continue to increase the size and productivity of our sales and marketing organization to increase our sales to new and existing customers. It requires significant time and resources to hire and effectively onboard new sales and marketing personnel and to train and manage new and existing personnel so they are able to successfully sell our product. We also plan to continue to dedicate significant resources to sales and marketing programs that are industry-specific and focused on large organizations. Once a new customer begins using our platform, our sales team needs to focus on expanding consumption with that customer. All these efforts require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. In addition, our sales compensation plans must be structured in a way that properly incentivizes our sales and marketing personnel to drive increased consumption and new capacity arrangements on favorable terms. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from our sales force if we are unable to attract, hire, develop, integrate, and retain talented and effective sales personnel, if our sales personnel are unable to achieve desired productivity levels, or if our sales and marketing programs, including our sales compensation plans, are not effective.

Sales efforts to large customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.
Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, stronger customer leverage in negotiating pricing and other terms, more complex customer requirements, including in response to evolving industry regulations, the additional need to partner with third parties that advise such customers or help them integrate their IT solutions, substantial upfront sales costs, less predictability in completing some of our sales, and higher customer support expectations. For example, large customers may require considerable time to evaluate and test our platform or new features prior to making a purchase decision. In addition, large customers may be switching from legacy on-premises solutions when purchasing our products, and may rely on third parties with whom we do not have relationships when making purchasing decisions. Furthermore, large customers typically have more extensive compliance and vendor diligence programs with respect to new products and services, which can increase both the time and resources needed to sell to them and also result in the inability to sell to them if we do not meet their compliance standards. A number of factors also influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the renegotiation of existing agreements to cover additional product categories, changing laws, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. We have also historically seen consumption growth from large enterprises take longer than when compared to smaller enterprises. Moreover, large customers often begin to deploy our products on a limited basis but nevertheless demand implementation services and negotiate pricing discounts, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations could be affected.
We do business with federal, state, local, and foreign governments and agencies, and heavily regulated organizations; as a result, we face heightened risks related to special contract terms, non-standard product deployments, and compliance with additional processes, rules, and regulations.
We sell to the U.S. government, state and local governments, foreign governments, and heavily regulated organizations directly and through our partners. Selling to government and regulated customers involves significant costs and operational efforts that arise from special laws, regulations, certification or clearance requirements, procurement processes, contract terms, and customer requirements. We may fail to win sufficient government or regulated business to justify our investments. For the government and regulated business that we do win, performing under the contracts involves higher ongoing cost to meet the special requirements as well as heightened civil and criminal liability for noncompliance for us, our officers, and directors.

We have obtained various government certifications and authorizations that are required to support sales opportunities to the government, including FedRAMP High and DOD Impact Level 4. We may be unable to achieve government certifications or clearances, or we may be required to make unexpected changes to our business, operations or products to obtain or sustain such certifications or clearances. As a result, our ability to sell into the government sector could be restricted until we satisfy the requirements of such certifications or clearances. In addition, we plan to continue to pursue additional authorizations, including national security clearances that allow us to support the U.S. national security community. Obtaining and maintaining national security clearances within a global enterprise will require significant operational investments and the successful implementation of new processes and controls. In addition, unlike our standard commercial offering, we anticipate delivering our platform and other offerings into customer environments, which presents risks and challenges arising from having less visibility into and control over the operation and security of our platform and other offerings.

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

In addition, public sector customers may have contractual, statutory, or regulatory rights to terminate current contracts with us or our third-party distributors or resellers for convenience or default. If a contract is terminated for convenience, we may only be able to collect fees for platform consumption prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative products or services or be precluded from doing further business with government entities. Further, entities providing products or services to governments, whether directly or indirectly, are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts. Such laws, regulations, and contractual provisions impose compliance obligations that are more burdensome than those typically encountered in commercial contracts, and they often give customers in the government market substantial rights and remedies, many of which are not typically found in commercial contracts. These rights and remedies may relate to intellectual property, price protection, the accuracy of information provided to the government, incident notification, termination rights, and prohibition against any government indemnification obligations. In addition, governments may use procurement requirements as an alternative to lawmaking, and impose stricter requirements than would apply to the commercial sector in areas that are not directly related to the purchase. These rules and requirements may apply to us or third-party resellers or distributors whose practices we may not control. Such parties’ non-compliance could result in repercussions for us with respect to contractual and customer satisfaction issues.

Further, federal, state, and local governments and regulators routinely investigate and audit contractors for compliance with applicable laws, regulations, and contractual provisions, and changes in government policies may affect the level of oversight of government contractors and areas of focus (such as recent executive orders that affect compliance with nondiscrimination plans). If, as a result of an audit or investigation, it is determined that we have failed to comply with applicable requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits or payments we have received, costs associated with the triggering of price reduction clauses, fines, loss of a government certification or clearance, and suspensions or debarment from future government business, and we may suffer reputational harm.

Our customers include a number of non-U.S. governments, to which similar procurement, budgetary, contract, and audit risks of U.S. government contracting also apply, particularly in certain emerging markets where our customer base is less established. Such sales may also heighten our exposure to liabilities under anti-corruption laws. In addition, compliance with complex regulations, security certifications, and contracting provisions in a variety of jurisdictions can be expensive and consume significant financial and management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Further, our business and results of operations could be harmed if our efforts to do business with governments and heavily regulated organizations do not generate the anticipated increases in revenue. Each of these difficulties could materially adversely affect our business and results of operations.

Finally, we are increasingly investing in doing business with customers and partners in heavily regulated commercial industries, such as the financial services and health care industries. Existing and prospective customers, such as those in these industries, may be required to comply with more stringent regulations in connection with using and implementing our platform or services or particular regulations regarding third-party vendors that may be interpreted differently by different customers and partners. In addition, regulatory agencies may impose requirements toward third-party vendors of regulated entities generally, or our company in particular, that we may not be able to, or may choose not to, meet. We may make special compliance commitments that are more expensive to satisfy than we anticipate, or that we are unable to satisfy. In addition, customers in these heavily regulated areas and their regulators often have a right to conduct audits of our systems, products, and practices. In the event that one or more customers or their regulators determine that some aspect of our business does not meet regulatory requirements, we may be limited in our ability to continue or expand our business.
If we lose key members of our management team or are unable to attract and retain the executives and employees we need to support our operations and growth, our business and future growth prospects may be harmed.
Our success depends in part on the continued services of our executive officers, as well as our other key employees in the areas of research and development and sales and marketing.

From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. For example, in February 2024, Frank Slootman retired as Chief Executive Officer and Sridhar Ramaswamy was appointed to replace him; in July 2024, Grzegorz Czajkowski, our former EVP, Engineering and Support, resigned and left Snowflake to pursue another opportunity, and in September 2024, Vivek Raghunathan was appointed as SVP, Engineering and Support to replace him; in February 2025, Michael P. Scarpelli notified us of his intention to retire as Chief Financial Officer once his successor is appointed, after which he will transition into an advisory role to support continuity and a smooth transition; and in March 2025, Christopher W. Degnan notified us of his intention to retire as Chief Revenue Officer and Michael Gannon was appointed to replace him. The loss of additional executive officers or any significant change in key leadership could harm morale, cause additional personnel to depart, introduce operational delays or risks as departing employees are replaced and successors learn our business, or disrupt operations and implementation of business strategy as result of any changes such successors may make, each of which could harm our operating results.

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

In order to support our growing business, we will need to continue to hire in new locations around the world and manage return to work and remote working policies, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have and can provide more competitive compensation and benefits. In addition, we require the majority of our employees to work from a physical office, while certain of our competitors allow remote work environments. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. Our stock price declined significantly during a portion of fiscal 2025. If the actual or perceived value of our equity awards declines or undergoes significant volatility, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees. Furthermore, current and prospective employees may believe that their equity award offers have limited upside, and our competitors may be able to offer more appealing compensation packages. In order to retain our existing employees and manage potential attrition, including as a result of any stock price decreases and market volatility that impact the actual or perceived value of our equity awards, we may issue additional equity awards or provide our employees with increased cash compensation, which could negatively impact our results of operations and be dilutive to stockholders. For example, our stock-based compensation, net of amounts capitalized, represented 41% of our revenue for fiscal 2025 and 42% for fiscal 2024, and we expect stock-based compensation to remain substantial even if we are successful in reducing it as a percentage of our revenue. Finally, if we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached our or their legal obligations, resulting in a diversion of our time and resources.

We also believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. As our workforce becomes larger and more distributed around the world or as our executive management team changes, we may not be able to maintain important aspects of our culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel. If we fail to attract and recruit new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
Unfavorable conditions in our industry or the global economy, or reductions in cloud spending, or lower than expected consumption, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions or volatility in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, bank failures, international trade relations, inflation, tariffs, and interest rate fluctuations, or the existence of epidemics, pandemics or other public health crises, political turmoil and geopolitical conflicts, natural catastrophes, warfare, or terrorist attacks on the United States, Europe, the Asia-Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. For example, the ongoing military conflicts between Russia and Ukraine and in the Middle East, as well as the rising tensions between China and Taiwan, have created volatility in the global capital markets and could have further global economic consequences, including disruptions of the global supply chain. In addition, unfavorable conditions in the general economy may negatively impact our customers’ budgets or cash flow, which could impact the contract terms, including payment terms, our customers demand from us. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
Our growth depends on the development, expansion, and success of our partner relationships.
As part of our vision for the AI Data Cloud, we will need to grow and maintain a network of partners, including data and technology providers, data consumers, and data application developers. The relationships we have with these partners, and that our partners have with our customers, provide our customers with enhanced value from our platform and the AI Data Cloud, including Snowflake Cortex AI and the Snowflake Marketplace. Our future growth will be increasingly dependent on the success of these relationships, and if we are unsuccessful in growing and maintaining these relationships or the types and quality of data and data applications supported by or available for consumption on our platform, our business, financial condition, and results of operations could be adversely affected.

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
If we are unable to maintain and enhance our brand and reputation, our business and results of operations may be adversely affected.
We believe that maintaining and enhancing our brand identity and reputation is critical to our relationships with, and to our ability to attract and retain, customers, partners, investors, and employees. The successful promotion of our brand depends on a number of factors, including our ability to continue to develop and deliver reliable, high-quality, and cost-effective products and services that meet the needs of our customers; our sales and marketing efforts, including effectiveness at developing a positive presence within our industry through participation in industry events and key media coverage; the influence of customer testimonials and use cases on the perception of our brand; effective integration into our platform of products and services we acquire or invest in; and our ability to differentiate our products from those of our competitors.

The promotion of our brand requires us to make substantial expenditures, which we anticipate will increase as our market becomes more competitive. Our brand promotion activities may not be successful or generate the awareness or increased revenue we expect, and even if they do, any increase in revenue may not offset the significant expenses we incur in the efforts to build our brand. In addition, independent industry or financial analysts often provide reviews of our platform, as well as products and services of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. Negative media coverage could also adversely affect our brand and reputation. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors and we could lose customers or fail to attract potential customers, or fail to hire and retain employees, all of which would materially and adversely affect our business, results of operations, and financial condition.
If the availability of our platform does not meet our service-level commitments to our customers, our revenue may be negatively impacted.
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
In our customer contracts and certain strategic partnership agreements, we assume liability for certain security breaches and data protection claims caused by us and by certain third parties on which we rely. Our contracts with customers, partners, investors, and other third parties may also include indemnification provisions under which we agree to defend and indemnify them against claims and losses arising from alleged infringement, misappropriation, or other violation of intellectual property rights and for other matters. Such claims may arise more often (and if they arise, may be more complex to litigate) as we begin to extend our platform and other offerings into customer environments over which we exercise significantly less or no control. We may not be successful in our attempt to limit our liability and indemnity obligations and obtain corresponding liability and indemnification obligations from vendors and partners that would require them to contribute to our obligations, and an event triggering our liability or indemnity obligations could give rise to multiple claims involving multiple customers or other third parties. In addition, there have been instances where our customers or other business partners attempt to claim indemnification even if indemnification obligations have not been triggered, and defending against such claims can be time-consuming and expensive. There is no assurance that our applicable insurance coverage, if any, would cover, in whole or in part, any such liability or indemnity obligations. We may be liable for up to the full amount of the contractual claims, which could result in substantial liability or material disruption to our business or could negatively impact our relationships with customers or other third parties, reduce demand for our platform, and adversely affect our business, financial condition, and results of operations.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. For example, since the beginning of fiscal 2024, we have acquired several companies, including Samooha, Inc., a privately-held company which developed data clean room technology; Neeva Inc. (Neeva), a privately-held internet search company which leveraged generative AI Technology; Mountain US Corporation (f/k/a Mobilize.net Corporation), a privately-held company which provided a suite of tools for efficiently migrating databases to the AI Data Cloud; LeapYear Technologies, Inc., a privately-held company which provided a differential privacy platform; Night Shift Development, Inc., a privately-held data analytics firm focused on the U.S. public sector; and Datavolo, Inc., a privately-held company that built a dataflow infrastructure to support the creation, management, and observability of multimodal data pipelines for enterprise AI. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, financing, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or unexpected costs assimilating or integrating the businesses, technologies, products, personnel, contracts or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers, suppliers, or partners of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, we may inherit commitments, risks, and liabilities of companies that we acquire that we are unable to successfully mitigate and that may be amplified by our existing business. Finally, disputes or litigation can arise out of our acquisitions or investments from time to time, including in connection with the achievement of earnouts.

As part of our corporate development program, we invest in companies to support our key business initiatives. These companies range from early, growth stage companies to mature companies with established revenue streams. Our strategic investments are subject to risk of inability to achieve the desired strategic synergies and partial or total loss of investment capital. Furthermore, our competitors may invest in these companies alongside us, and may obtain information about our corporate development program or other business plans. The financial success of our investment is typically dependent on an exit in favorable market conditions. To the extent any of the companies in which we invest are not successful, which can include failure to achieve strategic business objectives as well as failure to achieve a favorable exit, we could recognize an impairment or loss on all or part of our investment, which we have done in the past. In addition, in certain cases we are required to consolidate one or more of our strategic investee’s financial results into ours. Fluctuations in any such investee’s financial results, due to general market conditions, bank failures, or otherwise, can negatively affect our consolidated financial condition, results of operations, cash flows, or the price of our common stock. If one or more of such investees fails to timely provide us with information necessary for the preparation of our consolidated financial statements and disclosures, we may be unable to report our financial results in a timely manner, which would negatively affect our business and the price of our common stock.

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
Historically, we have received a higher volume of orders from new and existing customers in the fourth fiscal quarter of each year. As a result, we have historically seen higher non-GAAP free cash flow in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been the highest in the fourth fiscal quarter of each year. We may not be successful in our attempt to align our cash outflows with our cash receipts, particularly since we expect this seasonality to become more pronounced as we continue to target large enterprise customers based on their procurement, budgeting, and deployment cycles. In addition, while consumption is typically lower during holidays, the magnitude of any decrease is difficult to predict and that may result in inaccurate financial guidance. For more information about non-GAAP free cash flow, including a definition of non-GAAP free cash flow and a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with U.S. generally accepted accounting principles (GAAP), to free cash flow, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Natural disasters, public health crises, and other catastrophic events could have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and our customers operate.
Our platform and the public cloud infrastructure on which our platform relies are vulnerable to damage or interruption from catastrophic events, such as earthquakes, hurricanes, floods, fires, power loss, telecommunication failures, cyber attacks, military conflict or war, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, and epidemics, pandemics or other public health crises. Some of our U.S. corporate offices in which we operate and certain of the public cloud data centers on which our platform runs are located in the San Francisco Bay Area and Pacific Northwest, regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our public cloud providers could result in disruptions, outages, and other performance and quality problems.

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 24% of our revenue for the fiscal year ended January 31, 2025. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand or continue our expansion into certain countries, including China, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
•compliance with requirements to hire local employees to perform certain specific functions, such as Saudi Arabia’s Regional Headquarters Program, which may not align with how we would otherwise operate our business;
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
We are currently offering our platform to Chinese affiliates of certain multi-national customers. Under Chinese law, we must offer our platform through a Chinese-owned operating partner, which must assume control and management of certain aspects of our platform and serve as the seller of record. This has required a new operating and go-to-market model, and there is a risk that functionality or customer experience may suffer and that we may incur liability or brand impairment arising from the operating partner’s actions or inactions. In addition, developing and operationalizing this new model is a significant investment and may not generate expected returns.

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

Litigation may be necessary to enforce our intellectual property or proprietary rights, protect our trade secrets, protect our trademarks, or determine the validity and scope of proprietary rights claimed by others. Any litigation, whether or not resolved in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel, and result in counterclaims with respect to infringement of intellectual property rights by us. If we are unable to prevent third parties from infringing upon or misappropriating our intellectual property or are required to incur substantial expenses defending our intellectual property rights, our business, financial condition, and results of operations may be materially adversely affected.
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
We are subject to data privacy and protection laws, regulations, guidance, external and internal policies and other documentation, industry standards, certifications, and contractual and other obligations that apply to the collection, transmission, storage, use, and other processing of personal information. These obligations are rapidly evolving, extensive, complex, and include inconsistencies and uncertainties. Examples of recent and anticipated developments that have impacted or could impact our business include the following:

•The European Union’s (EU) General Data Protection Regulation (GDPR) and the United Kingdom’s General Data Protection Regulation (U.K. GDPR) established strict requirements applicable to the handling of personal information.
•The EU’s Digital Operational Resilience Act (DORA), which became effective as of January 17, 2025, applies to financial entities, such as banks, insurance companies, and investment firms, as well as their information and communication technology third-party service providers. DORA aims to promote resiliency against operational disruptions in the financial sector.
•India’s Digital Personal Data Protection Act (DPDP Act), which was passed in August 2023, imposes strict rules regarding the collection, use, processing and storage of personal data in India. The DPDP Act will not come into effect until the Indian government provides notice of an effective date, which is expected in 2025.
•The EU has proposed the Regulation on Privacy and Electronic Communications, which, if adopted, would impose new obligations on using personal information in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing.

•Certain other jurisdictions have enacted data localization laws and cross-border personal information transfer laws, such as Brazil, China, and Saudi Arabia, which could make it more difficult for us to transfer personal information across jurisdictions (such as transferring or receiving personal or other sensitive information that originates in the EU, China, or Saudi Arabia), or to enable our customers to transfer or replicate their data across jurisdictions using our platform. Existing mechanisms that may facilitate cross-border personal information transfers may change or be invalidated. Because our business model involves transmitting and mobilizing data across geographical areas, an inability or material limitation on our ability to transfer personal data to the United States or other countries could materially impact our business operations and revenue.
•In the United States, federal, state, and local governments have enacted or proposed data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. Such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making and, if exercised, may adversely impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act of 2020 (CPRA), provides increased privacy rights and protections, including the ability of individuals to opt out of specific disclosures of their personal information, and provides for fines of up to $7,988 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Other U.S. states have adopted, or are considering adopting, similar laws.
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
•We may also become subject to new laws that specifically regulate non-personal data. For example, we may become subject to certain parts of the EU’s Data Act, which imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the European Economic Area. Additionally, in the EU, the Network and Information Security Directive (NIS2) regulates resilience and incident response capabilities of entities operating in a number of sectors, including the digital infrastructure sector (such as cloud computing service providers). The deadline for transposition of NIS2 into local law was October 17, 2024; however, many of the member states in the EU have not fully transposed the Directive, leading to the opening of infringement procedures by the European Commission. Once fully implemented, non-compliance with NIS2 may lead to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year.
These and other similar legal and regulatory developments could contribute to legal and economic uncertainty, increase our exposure to liability, affect how we design, market, and sell our platform, and impact how we operate our business, how our customers and partners process and share data, how we process and use data, and how we transfer personal data from one jurisdiction to another, any of which could increase our costs, require us to take on more onerous obligations in our contracts, impact our ability to operate in certain jurisdictions, and/or negatively impact the types of data available on or the demand for our platform. It is possible that new laws may be adopted or existing laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We incur substantial costs to comply with such laws and regulations, to meet the demands of our customers relating to their own compliance with applicable laws and regulations, and to establish and maintain internal policies, self-attestations, and third-party certifications supporting our compliance programs. Our customers may delegate certain of their GDPR compliance or other privacy law obligations to us, and we may otherwise be required to expend resources to assist our customers with such compliance obligations.

Any actual or perceived non-compliance with applicable data privacy and security obligations by us or our third-party service providers and sub-processors could result in proceedings, investigations, litigation, or claims against us by regulatory authorities, customers, or others, leading to reputational harm, higher liability and indemnity obligations, significant fines, litigation costs, additional reporting requirements or oversight, bans on processing personal information, orders to destroy or not use personal information, limitations in our ability to develop or commercialize our platform, inability to process personal information or operate in certain jurisdictions, and other damages. For example, if regulators assert that we have failed to comply with the GDPR or U.K. GDPR, we may be subject to fines of up to (i) 20.0 million Euros or 17.5 million British pounds, as applicable, or (ii) 4% of our worldwide annual revenue, whichever is greater, as well as potential data processing restrictions and penalties. In addition, private plaintiffs have become increasingly active in bringing privacy- and information security-related claims against companies, including class action claims. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Even if we are not determined to have violated these laws and other obligations, investigations into these issues typically require the expenditure of significant resources and generate negative publicity. In addition, any failure by us or our third-party service providers and sub-processors to comply with applicable obligations could result in proceedings against us. Certain regulators, such as the FTC, may prohibit our use of certain personal information as a result of such proceedings. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

We publish privacy policies, certifications and other documentation regarding our security program and our collection, processing, use, and disclosure of personal information or other confidential information. We or our vendors may fail to comply with these policies, certifications, or documentation, or may be perceived to have failed to do so. We also from time to time make public statements regarding the data privacy and security features of our products, which may draw scrutiny from regulators or private parties. Claims by regulators or private parties that we have failed to follow our published statements or documentation or otherwise violated individuals’ privacy rights, misrepresented or made inaccurate claims about our products, or failed to comply with security or data protection laws, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Issues in the development and use of AI Technology, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.
The legal and regulatory landscape applicable to AI Technology is uncertain and is evolving rapidly, which may result in new and enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation or financial condition, or results of operations. States, regions, and supranational bodies, including the EU and the United States, have passed or proposed new rules and regulations related to the use or sale of AI Technology. For example, the EU’s Artificial Intelligence Act, the first comprehensive legal framework regulating artificial intelligence, entered into force in August 2024; Colorado’s Artificial Intelligence Act, which will go into effect on February 1, 2026, imposes obligations on developers and deployers of “high-risk” artificial intelligence systems; and South Korea’s AI Basic Act, the country’s first major artificial intelligence legislation, which will go into effect on January 1, 2026, imposes obligations on developers and deployers of “high impact” and generative AI Technology. These regulations may impose onerous obligations related to our development, offering, and use of AI Technology and expose us to an increased risk of regulatory enforcement and litigation. If we cannot use AI Technology or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

In particular, there is significant uncertainty surrounding the applications of intellectual property and privacy laws to AI Technology. Intellectual property ownership and rights (including copyright) and the remedies of rights owners surrounding the use and development of AI Technology have not been fully addressed by courts or other federal or state laws or regulations, and our use of AI Technology or adoption of AI Technology into our products and services may result in disputes with respect to ownership of intellectual property, or exposure to claims of copyright or other intellectual property infringement or misappropriation. In addition, our AI Technology may involve the processing of personal and other sensitive data and may be subject to laws, policies, legal obligations, and contractual requirements related to privacy, data protection, and information security. Certain privacy laws extend rights to consumers (such as the right to obtain consent or delete certain personal data) and regulate automated decision making. An alleged or actual failure to meet these obligations may lead to regulatory investigations and fines or penalties, require us to change our business practices or retrain our algorithms, or prevent or limit our use of AI Technology. For example, the FTC has required other companies to turn over or disgorge valuable insights or trainings generated through the use of AI Technology where the FTC determined such companies violated privacy and consumer protection laws. We may also be held liable for intellectual property, privacy, or other legal violations of third-party AI Technology (including outputs from AI Technology) that we use, and we may not have full recourse for any damages that we suffer (for example, our use of third-party AI Technology may be subject to limitations of liability or provide no liability coverage (e.g., free or open-source technology)). We could also face claims alleging open-source software or other license terms apply with respect to outputs from AI Technology that we believed to be available for use, and not subject to license terms or other third-party proprietary rights.

The algorithms or training methodologies used in the AI Technology we use or offer may be flawed. Data sets may be overly broad, insufficient, or contain inappropriately biased information. Our generative AI Technology may also generate outputs that are inaccurate, misleading, harmful, offensive, or otherwise flawed. This may happen if the inputs that the model relied on were inaccurate, incomplete, or flawed (including if a bad actor “poisons” the model with bad inputs or logic), or if the logic of the algorithm is flawed (a so-called “hallucination”). Such outputs may also contain copyrighted or other protected material. Our customers or others may rely on or use such outputs to their detriment, or it may lead to adverse outcomes, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. Further, unauthorized use or misuse of generative AI Technology by our employees or others who have access to our systems may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Finally, if we enable or offer services or technologies that draw scrutiny or controversy, if our use of AI Technology becomes controversial or causes ethical issues, or if we are perceived to overstate the capabilities or benefits of our products, services, or technologies that employ AI Technology, we may experience brand or reputational harm, competitive harm, and/or legal liability.
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

Detecting, investigating, and resolving actual or alleged violations of anti-corruption, anti-bribery, or anti-money laundering laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, litigation, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition, and results of operations could be harmed.
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

At the same time, anti-ESG sentiment has gained momentum across the United States, and both the federal and state governments have enacted or proposed “anti-ESG” policies or legislation or have issued related legal opinions. In addition, the U.S. Supreme Court’s ruling striking down race-based affirmative action in higher education has increased scrutiny of private sector employment practices and activist groups and state attorneys general have begun to analogize the outcome of that case to private employment matters, asserting that certain corporate practices, such as diversity, equity, and inclusion (DEI), are discriminatory and unlawful. Such anti-ESG and anti-DEI related policies, legislation, initiatives and scrutiny could expose any ESG, DEI or other practices we adopt to the risk of litigation, antitrust investigations or challenges by federal or state authorities, result in injunctions, penalties, and reputational harm.

Further, we may experience backlash from customers, government entities, advocacy groups, employees, or other stakeholders who disagree with our actual or perceived positions, or with our lack of position on social, environmental, governance, political, public policy, economic, geopolitical, or other sensitive issues. Any perceived lack of transparency about these matters could harm our brand and reputation, our employees’ engagement and retention, and the willingness of our customers and partners to do business with us. Both advocates and opponents to ESG-related matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business, results of operations, or financial condition.
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

As of January 31, 2025, we had U.S. federal, state, and foreign NOL carryforwards of $6.2 billion, $6.0 billion, and $178.0 million, respectively. Of the $6.2 billion U.S. federal NOL carryforwards, $6.1 billion may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remaining $0.1 billion will begin to expire in 2032. The state NOL carryforwards begin to expire in 2026. Of the $178.0 million foreign NOL carryforwards, $165.2 million may be carried forward indefinitely, and the remaining $12.8 million will begin to expire in 2027.

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
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•the effects of acquisitions, divestitures, and restructurings.
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
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, such as recessions, inflation, interest rate changes, tariffs and trade wars, or international currency fluctuations, may also negatively impact the market price of our common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been, and may be in the future, the target of this type of litigation, which could result in substantial expenses and divert our management’s attention. We are currently subject to a securities class action lawsuit in federal court. See the section titled “Legal Proceedings” for more information.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders, including issuance of shares of our common stock upon conversion of the Notes. We expect to continue to grant equity awards to employees, non-employee directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we have and may continue to acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy

We have implemented and maintain a cybersecurity program designed to identify, assess, and manage material risks from cybersecurity threats to (i) our information systems and data, which include critical computer networks, third-party hosted services, communications systems, hardware and software, and (ii) critical data, including our intellectual property, confidential information that is proprietary, strategic or competitive in nature, and our customers’ data. Our cybersecurity program includes an information security policy, access management policies, an open-source policy, security incident response processes, and a supply chain policy, in addition to the secure design and vendor management programs described below. For a description of the risks from cybersecurity threats that may materially affect us, see the risk factor titled “If we, our customers, or third-party service providers experience an actual or perceived security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.” in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Our information systems generally fall into two categories: our platform and our corporate systems. Each category has dedicated teams and processes in place to address cybersecurity risk. Our product security team, which reports into our SVP, Engineering and Support, works alongside our product and engineering teams to address how security is designed into our platform. Our corporate security team, which reports to our Chief Information Security Officer, is responsible for the secure design of our corporate systems. In addition, our Chief Information Security Officer manages a global security team that performs certain cybersecurity functions for both our platform and corporate systems, including certification management, incident response, threat detection, analytics, and offensive security (such as simulations and penetration tests).

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

Our security teams work with management to prioritize our risk management processes and mitigate cybersecurity threats, including those that may materially impact our business. Our assessment and management of material risks from cybersecurity threats is a key risk area within our enterprise risk management program. Our Chief Information Security Officer and SVP, Engineering and Support are responsible for management of cybersecurity risk under our enterprise risk management program, and senior management and the audit committee of our board of directors receive reports on the key risks and the effectiveness of our management of such enterprise risks. In addition, key cybersecurity risks are assessed as part of our internal audit program. We have completed various security audits and certifications, including SOC 2 Type II, SOC 1 Type II, PCI-DSS, HITRUST, FedRAMP High, and ISO/IEC 27001. We also employ a shared responsibility cybersecurity model where our customers are responsible for using and configuring our platform in a manner that meets applicable cybersecurity standards and requirements. As part of this shared responsibility cybersecurity model, customers have sole responsibility for creating and securing their access credentials for our platform.

Our platform and corporate systems involve the use of third-party technology or service providers, or vendors, such as hosting platforms, open-source software, and application providers. We also use vendors to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats to our platform and corporate systems, including consulting firms, external legal counsel, incident response vendors, penetration test providers, auditors, monitoring technology, and cybersecurity data providers. We have a vendor management program under which our corporate security, product security, and legal teams evaluate cybersecurity risks presented by our use of vendors. Depending on the nature of the technology or services provided, the sensitivity of the information systems and data at issue, and the identity of the vendor, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks. For vendors that may pose higher risks, this process includes a vendor security questionnaire, an evaluation of the vendor’s security program and security documentation, and the imposition of contractual obligations related to cybersecurity on the vendor. All vendors are required to undergo this review, which is in addition to the applicable security reviews that may be conducted by our product security and corporate security teams described above.

Governance

Our board of directors has formed a cybersecurity committee of the board to assist it in fulfilling its oversight responsibility with respect to the management of cybersecurity risks related to our products and services as well as our information technology and network systems. The responsibilities of the cybersecurity committee include overseeing our implementation and maintenance of cybersecurity measures, data governance, compliance with applicable information security laws, and overseeing disclosure controls relating to cybersecurity. The cybersecurity committee receives reports from management concerning our significant cybersecurity threats and risk and the processes we have implemented to address them and has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation. In addition, our audit committee has oversight responsibility over our internal financial controls and our enterprise risk management program. Finally, management periodically provides cybersecurity briefings to the entire board of directors.

The members of management who are primarily responsible for assessing and managing our material risks from cybersecurity threats are our Chief Information Security Officer and our SVP, Engineering and Support. Our Chief Information Security Officer joined Snowflake in 2023 and previously served in various cybersecurity roles for over 12 years across multiple technology sectors, including manufacturing, software, and services. Our SVP, Engineering and Support joined Snowflake as VP of AI Engineering in 2023 in connection with our acquisition of Neeva, where he served as the head of engineering and, prior to that, he served in various roles at Google, including as VP Engineering in various technical leadership roles. Each of our Chief Information Security Officer and SVP, Engineering and Support is responsible for hiring appropriate personnel, integrating cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to management depending on the circumstances, including the individuals named above, who work with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our security incident response plan provides for reporting certain cybersecurity incidents to the cybersecurity committee of the board.

ITEM 2. PROPERTIES
We are a Delaware corporation with a globally distributed workforce. We recruit and hire employees in jurisdictions around the world based on a range of factors, including the available talent pool, the type of work being performed, the relative cost of labor, regulatory requirements and costs, and other considerations. The majority of our workforce began working remotely in April 2020 and although some of our employees continue to work remotely following the COVID-19 pandemic, the majority of our workforce has returned to physical offices. We currently lease offices in the United States, including in Atlanta, Georgia; Bellevue, Washington; Boston, Massachusetts; Bozeman, Montana; Denver, Colorado; Dublin, California; San Mateo, California; and Washington, D.C. We also have offices in multiple locations in Canada, Europe, and the APJ and EMEA regions. In November 2024, we entered into an agreement for a new office facility located in Menlo Park, California. During the three months ending April 30, 2025, we started the process of exiting the San Mateo office and relocating to the new Menlo Park office, which is expected to be completed by April 2025. All of our offices are leased, and we do not own any real property. While we believe that our current facilities are adequate to meet our foreseeable needs, we intend to expand our facilities in the future as we continue to add employees around the world. We believe that suitable additional or alternative space will be available to accommodate our future growth.

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

On February 29, 2024, a stockholder class action lawsuit was filed against us, our former Chief Executive Officer, and our Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. On October 28, 2024, an amended complaint was filed by the lead plaintiff. On December 23, 2024, we filed a motion to dismiss the amended complaint. On January 29, 2025, the lead plaintiff informed us that it would seek leave to file a second amended complaint rather than respond to the motion to dismiss. On February 7, 2025, the Court ordered the lead plaintiff to file a second amended complaint by April 7, 2025. We plan to file a motion to dismiss the second amended complaint on or before the responsive pleading deadline. In addition, since the filing of the class action lawsuit, four additional complaints containing securities derivative claims have been filed against us and certain of our directors and executive officers alleging similar violations. The derivative claims have been stayed pending resolution of the anticipated motion to dismiss the class action lawsuit. We and the other defendants intend to vigorously defend against the claims in these actions.

On June 13, 2024, a class action was filed in the United States District Court for the District of Montana against us alleging that we failed to take reasonable measures to secure systems that contained consumer data, thereby allowing threat actors to access and exfiltrate personally identifiable information. In the months that followed, numerous additional class actions making the same or similar allegations were filed in the United States and Canada against us and/or our customers whose consumer or employee data was exfiltrated. Among other claims, the complaints assert common law claims for negligence, breach of fiduciary duty, breach of implied contract, and unjust enrichment, as well as statutory claims, and seek an unspecified amount of damages, attorneys’ fees and costs, as well as injunctive relief. On October 4, 2024, an order was issued by the United States Judicial Panel on Multidistrict Litigation combining the class actions filed in the United States into a multidistrict litigation in the District of Montana. On February 3, 2025, plaintiffs filed their representative complaint. On March 11, 2025, plaintiffs were granted up to and including March 21, 2025 to file an amended representative complaint to address pleading deficiencies identified by defendants. Defendants, including us, are required to respond, which response may include moving to dismiss or compel arbitration, within 35 days of the filing of any amended representative complaint. In addition to the multidistrict litigation, two class actions are pending in the United States District Court for the Central District of California and the Supreme Court of British Columbia, respectively. We intend to vigorously defend against the claims in these actions.

Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. See Note 11, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

Our Class A common stock, par value $0.0001 per share, is listed on the New York Stock Exchange, under the symbol “SNOW”.

Holders of Record

As of March 7, 2025, there were 160 stockholders of record of our Class A common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

On November 25, 2024, we issued approximately 0.9 million shares of our Class A common stock (Equity Consideration) to certain securityholders of Datavolo, Inc. (Datavolo), pursuant to the terms of an agreement and plan of merger and reorganization (Merger Agreement), dated as of November 19, 2024, as partial consideration for our acquisition of all of the outstanding capital stock and certain other securities of Datavolo. A portion of the Equity Consideration that was issued to continuing Datavolo employees is subject to forfeiture upon the occurrence of certain events. See Note 12, “Equity,” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

We issued the shares in reliance on an exemption from registration provided for under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. We relied on this exemption from registration based in part on the representations made by the applicable Datavolo securityholders.

Issuer Purchases of Equity Securities

There were no shares repurchased under our authorized stock repurchase program during the three months ended January 31, 2025.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The graph below shows the cumulative total return to our stockholders between September 16, 2020 (the date that our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2025 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on September 16, 2020 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
9/16/2020
10/31/2020
1/31/2021
4/30/2021
7/31/2021
10/31/2021
1/31/2022
4/30/2022
7/31/2022
10/31/2022
1/31/2023
4/30/2023
7/31/2023
10/31/2023
1/31/2024
4/30/2024
7/31/2024
10/31/2024
1/31/2025
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

A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed with the SEC on March 26, 2024.

Overview
We believe that a cloud computing platform that puts data and artificial intelligence (AI) at its core will offer great benefits to organizations by allowing them to realize the value of the data that powers their businesses. By offering rich primitives for data and applications, we believe that we can create a data connected world where organizations have seamless access to explore, share, and unlock the value of data. To realize this vision, we deliver the AI Data Cloud, a network where Snowflake customers, partners, developers, data providers, and data consumers can break down data silos and derive value from a growing number of data sets in secure, governed, and compliant ways.

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

Our cloud-native architecture includes three independently scalable but logically integrated layers across compute, storage, and cloud services. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data to create a unified data record. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 47 regional deployments around the world. These deployments are generally interconnected to deliver the AI Data Cloud, enabling a consistent, global user experience.

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

Our go-to-market strategy is focused on acquiring new customers and driving increased use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 126% and 131% as of January 31, 2025 and 2024, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of January 31, 2025, we had 11,159 total customers, increasing from 9,384 customers as of January 31, 2024. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of January 31, 2025, our customers included 745 of the Forbes Global 2000, based on the 2024 Forbes Global 2000 list, and those customers contributed approximately 42% of our revenue for the fiscal year ended January 31, 2025. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

Fiscal Year

Our fiscal year ends on January 31. For example, references to fiscal 2025 refer to the fiscal year ended January 31, 2025.

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

See Note 10, “Convertible Senior Notes,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Stock Repurchase Program

In February 2023, our board of directors authorized a stock repurchase program of up to $2.0 billion of our outstanding common stock. In August 2024, our board of directors authorized the repurchase of an additional $2.5 billion of our outstanding common stock and extended the expiration date of the stock repurchase program from March 2025 to March 2027. During the fiscal year ended January 31, 2025, we repurchased 14.8 million shares of our outstanding common stock for an aggregate purchase price of $1.9 billion, excluding transaction costs associated with the repurchases, at a weighted-average price of $130.87 per share. All repurchases were made in open market transactions, except for the 3.6 million shares of our outstanding common stock that were repurchased for $399.6 million from purchasers of the Notes in the offering in privately negotiated transactions entered into in connection with the Notes offering at a purchase price of $112.50 per share. As of January 31, 2025, $2.0 billion remained available for future repurchases under the stock repurchase program (exclusive of transaction costs associated with repurchases). See Note 10, “Convertible Senior Notes,” and Note 12, “Equity,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Business Combination

On November 25, 2024, we acquired all of the outstanding capital stock of Datavolo, Inc. (Datavolo), a privately-held company that built a dataflow infrastructure to support the creation, management, and observability of multimodal data pipelines for enterprise AI. The acquisition date fair value of the preliminary purchase consideration was $106.8 million, which was comprised of 0.5 million shares of our common stock valued at $87.7 million as of the acquisition date and $19.1 million in cash. In addition, we issued to certain of Datavolo’s employees a total of 0.4 million shares of our common stock in exchange for a portion of their Datavolo stock. These shares are subject to vesting agreements pursuant to which the shares will vest over four years, subject to each of these employees’ continued employment with us or our affiliates. The $64.6 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of four years.

The results of operations of this business combination have been included in our consolidated financial statements from the date of acquisition. See Note 7, “Business Combinations,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding this business combination.

Key Factors Affecting Our Performance
Adoption of our Platform and Expansion of the AI Data Cloud

Our future success depends in large part on the market adoption of our platform, including new product functionality, such as, Snowpark and our artificial intelligence and machine learning technology (AI Technology), such as Snowflake Cortex AI. While we see growing demand for our platform, particularly from large enterprises, many of these organizations have invested substantial technical, financial, and personnel resources in their existing database products or big data offerings. In addition, customers’ use of our AI Technology is often dependent on their ability to meet evolving regulatory standards, successfully complete internal compliance reviews, and enter into mutually acceptable contractual terms. While this makes it difficult to predict customer adoption rates and future demand, we believe that the benefits of our platform put us in a strong position to capture the significant market opportunity ahead.

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

New software releases or hardware improvements, like better storage compression, cloud infrastructure processor improvements, and compute optimization, may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads. In addition, new product features allow customers to use our platform for compute services without requiring storage. To the extent these improvements do not result in an offsetting increase in new workloads, we may experience lower revenue. Our ability to increase usage of our platform by, and sell additional contracted capacity to, existing customers, and, in particular, large enterprise customers, will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, macroeconomic conditions, overall changes in our customers’ spending levels, customers’ attempts to optimize their consumption, our customers’ confidence in the security of our platform, our ability to maintain our reputation as a trustworthy vendor, the effectiveness of our and our partners’ efforts to help our customers realize the benefits of our platform, and the extent to which customers migrate new workloads to our platform over time, including data science, artificial intelligence, and machine learning workloads.

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

Investing in Growth and Scaling our Business

We are focused on our long-term revenue potential and believe our market opportunity is large. We will continue to invest significantly in research and development to improve our platform, including in the areas of data science and AI Technology. In addition, we are focused on expanding our business both domestically and internationally. As part of these efforts, we are investing in meeting the needs of organizations in geographies and government and regulated industries that have heightened requirements, including with respect to data localization, privacy, and security. We intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity, while also focusing on cash flow and long-term profitability.

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

The following tables present a summary of key business metrics, including the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented:

	Fiscal Year Ended January 31,
	2025	2024	2023

Product revenue (in millions)	$3,462.4	$2,666.8	$1,938.8
Net cash provided by operating activities (in millions)(1)	$959.8	$848.1	$545.6
Free cash flow (non-GAAP) (in millions)(2)(3)	$884.1	$778.9	$496.5

	January 31, 2025	January 31, 2024	January 31, 2023

Net revenue retention rate(4)	126%	131%	158%
Customers with trailing 12-month product revenue greater than $1 million(4)	580	455	329
Forbes Global 2000 customers(4)	745	710	655
Remaining performance obligations (in millions)(5)	$6,867.5	$5,174.7	$3,660.5
________________
(1)Net cash provided by operating activities is not a key business metric but is included in this table as the most directly comparable GAAP financial measure to free cash flow.
(2)Free cash flow for the fiscal years ended January 31, 2025, 2024, and 2023 included the effect of $57.5 million, $31.3 million, and $23.9 million, respectively, in the net cash paid on payroll tax-related items on employee stock transactions. See the section titled “Free Cash Flow” for a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow.
(3)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $489.1 million, $380.8 million, and $184.6 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow.
(4)Historical numbers for (i) net revenue retention rate, (ii) customers with trailing 12-month product revenue greater than $1 million, and (iii) Forbes Global 2000 customers reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. In addition, our Forbes Global 2000 customer count reflects adjustments for annual updates to the Forbes Global 2000 list by Forbes.
(5)As of January 31, 2025, our remaining performance obligations were approximately $6.9 billion, of which we expect approximately 48% to be recognized as revenue in the twelve months ending January 31, 2026 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 2.4 years as of January 31, 2025. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.

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

The following table presents a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow for the periods presented (in millions):

	Fiscal Year Ended January 31,
	2025	2024	2023

Net cash provided by operating activities	$959.8	$848.1	$545.6
Less: purchases of property and equipment	(46.3)	(35.1)	(25.1)
Less: capitalized internal-use software development costs	(29.4)	(34.1)	(24.0)
Free cash flow (non-GAAP)(1)(2)	$884.1	$778.9	$496.5
Net cash provided by (used in) investing activities	$190.6	$832.3	$(597.9)
Net cash used in financing activities	$(226.5)	$(854.1)	$(92.6)
________________
(1)Free cash flow for the fiscal years ended January 31, 2025, 2024, and 2023 included the effect of $57.5 million, $31.3 million, and $23.9 million, respectively, in the net cash paid on payroll tax-related items on employee stock transactions.
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $489.1 million, $380.8 million, and $184.6 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow.

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

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount under a capacity contract or following the expiration of a customer’s capacity contract. Revenue from on-demand arrangements represented approximately 2%, 3%, and 2% of our revenue for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.

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

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the fiscal year ended January 31, 2025 is approximately 2.9 years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions. A portion of the sales commissions paid to the sales force is earned based on the level of the customers’ consumption of our platform, and a portion of the commissions paid to the sales force is earned upon the origination, expansion, or renewal of customer contracts. Sales commissions tied to customers’ consumption are expensed in the same period as they are earned. Sales commissions and referral fees earned upon the origination or expansion of customer contracts that are not commensurate with those earned upon the renewal of contracts are capitalized and then amortized over a period of benefit that we determined to be five years. Sales commissions earned upon the renewal of customer contracts, as well as sales commissions earned upon the origination or expansion of customer contracts that are commensurate with those for renewal contracts, are capitalized and then amortized over the respective weighted-average contractual term of the related contracts. Sales and marketing expenses also include advertising costs and other expenses associated with our sales, marketing and business development programs, including our user conferences, offset by proceeds from such conferences and programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software and subscription services dedicated for use by our sales and marketing organizations, amortization of acquired intangible assets, and outside services contracted for sales and marketing purposes. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. However, we expect that our sales and marketing expenses will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses.

Research and Development
Research and development expenses consist primarily of personnel-related expenses associated with our research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred primarily in developing our platform (including with respect to GPUs to develop AI Technology), amortization of acquired intangible assets, and software and subscription services dedicated for use by our research and development organization. We expect that our research and development expenses will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in our platform. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses. In addition, research and development expenses that qualify as internal-use software development costs are capitalized.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources, facilities, and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation. General and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services dedicated for use by our general and administrative functions, insurance, unallocated lease costs associated with unused office facilities to accommodate planned headcount growth, and other corporate expenses. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses. In addition, we expect our general and administrative expenses to increase during fiscal 2026 due to anticipated asset impairment charges upon the cease-use of our San Mateo office facility.

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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

Revenue	$3,626,396	$2,806,489	$2,065,659
Cost of revenue(1)	1,214,673	898,558	717,540
Gross profit	2,411,723	1,907,931	1,348,119
Operating expenses(1):
Sales and marketing	1,672,092	1,391,747	1,106,507
Research and development	1,783,379	1,287,949	788,058
General and administrative	412,262	323,008	295,821
Total operating expenses	3,867,733	3,002,704	2,190,386
Operating loss	(1,456,010)	(1,094,773)	(842,267)
Interest income	209,009	200,663	73,839
Interest expense	(2,759)	—	—
Other income (expense), net	(35,339)	44,887	(47,565)
Loss before income taxes	(1,285,099)	(849,223)	(815,993)
Provision for (benefit from) income taxes	4,113	(11,233)	(18,467)
Net loss	(1,289,212)	(837,990)	(797,526)
Less: net loss attributable to noncontrolling interest	(3,572)	(1,893)	(821)
Net loss attributable to Snowflake Inc.	$(1,285,640)	$(836,097)	$(796,705)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

Cost of revenue	$142,163	$123,363	$106,302
Sales and marketing	331,807	299,657	246,811
Research and development	852,027	644,928	407,524
General and administrative	153,317	100,067	100,896
Total stock-based compensation	$1,479,314	$1,168,015	$861,533

The overall increase in stock-based compensation for the fiscal year ended January 31, 2025, compared to the fiscal year ended January 31, 2024, was primarily attributable to additional equity awards granted to new and existing employees, partially offset by the effects of equity awards that became forfeited or fully vested.

As of January 31, 2025, total compensation cost related to unvested awards not yet recognized was $3.5 billion, which will be recognized over a weighted-average period of 2.8 years. See Note 12, “Equity,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Fiscal Year Ended January 31,
	2025	2024	2023

Revenue	100%	100%	100%
Cost of revenue(1)	33	32	35
Gross profit	67	68	65
Operating expenses(1):
Sales and marketing	46	50	54
Research and development	49	46	38
General and administrative	12	11	14
Total operating expenses	107	107	106
Operating loss	(40)	(39)	(41)
Interest income	6	7	3
Interest expense	—	—	—
Other income (expense), net	(1)	2	(2)
Loss before income taxes	(35)	(30)	(40)
Provision for (benefit from) income taxes	1	—	(1)
Net loss	(36)	(30)	(39)
Less: net loss attributable to noncontrolling interest	—	—	—
Net loss attributable to Snowflake Inc.	(36%)	(30%)	(39%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Fiscal Year Ended January 31,
	2025	2024	2023

Cost of revenue	4%	4%	5%
Sales and marketing	9	11	12
Research and development	24	23	20
General and administrative	4	4	5
Total stock-based compensation	41%	42%	42%

Stock-based compensation is impacted by our future hiring and retention needs, which are difficult to predict and subject to constant change. We expect that our stock-based compensation will increase in absolute dollars as we continue to issue equity awards to our new and existing employees, but will decrease as a percentage of our revenue in fiscal 2026 and continue to decrease over time as we grow.

Comparison of the Fiscal Years Ended January 31, 2025 and 2024
Revenue

	Fiscal Year Ended January 31,
	2025	2024	% Change

	(dollars in thousands)
Revenue:
Product	$3,462,422	$2,666,849	30%
Professional services and other	163,974	139,640	17%
Total	$3,626,396	$2,806,489	29%
Percentage of revenue:
Product	95%	95%
Professional services and other	5%	5%
Total	100%	100%

Product revenue increased $795.6 million for the fiscal year ended January 31, 2025, compared to the prior fiscal year, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 126% as of January 31, 2025.

We had 580 customers with product revenue of greater than $1 million for the trailing 12 months ended January 31, 2025, an increase from 455 customers as of January 31, 2024. Such customers represented approximately 67% and 65% of our product revenue for the trailing 12 months ended January 31, 2025 and 2024, respectively. Within these customers, we had 110 and 39 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended January 31, 2025. The substantial majority of our revenue was derived from existing customers under capacity arrangements, which represented approximately 97% of our revenue for each of the fiscal years ended January 31, 2025 and 2024. The remainder was derived from on-demand arrangements and new customers under capacity arrangements. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $24.3 million for the fiscal year ended January 31, 2025, compared to the prior fiscal year, as we continued to expand our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Fiscal Year Ended January 31,
	2025	2024	% Change

	(dollars in thousands)
Cost of revenue:
Product	$992,069	$701,200	41%
Professional services and other	222,604	197,358	13%
Total cost of revenue	$1,214,673	$898,558	35%
Gross profit (loss):
Product	$2,470,353	$1,965,649	26%
Professional services and other	(58,630)	(57,718)	2%
Total gross profit	$2,411,723	$1,907,931	26%
Gross margin:
Product	71%	74%
Professional services and other	(36%)	(41%)
Total gross margin	67%	68%
Headcount (at period end)
Product	453	414
Professional services and other	631	525
Total headcount	1,084	939

Cost of product revenue increased $290.9 million for the fiscal year ended January 31, 2025, compared to the prior fiscal year. The increase was primarily due to an increase of $176.8 million in third-party cloud infrastructure expenses (including those related to GPUs), mainly as a result of increased customer consumption of our platform. Personnel-related costs and allocated overhead costs also increased $45.3 million for the fiscal year ended January 31, 2025, compared to the prior fiscal year, as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to existing and new employees. Additionally, amortization of capitalized internal-use software development costs and acquired developed technology intangible assets also increased $37.5 million and $11.1 million, respectively, for the fiscal year ended January 31, 2025, compared to the prior fiscal year. The remaining increase in cost of product revenue was primarily attributable to $7.7 million in costs incurred by us during fiscal 2025 in connection with a restructuring plan for a majority-owned subsidiary.

Our product gross margin was 71% for the fiscal year ended January 31, 2025, compared to 74% for the prior fiscal year. This decline is primarily attributable to newly launched product capabilities and features that have not yet reached economies of scale. We expect our product gross margin to fluctuate from period to period due to a number of factors, including, but not limited to: (i) fluctuations in the mix and timing of customers’ consumption, which is inherently variable at our customers’ discretion, (ii) our pricing model and discounting practices, (iii) the extent of our investments in new product capabilities, features, and operations, such as investments in AI Technology and performance improvements that may make our platform or the underlying cloud infrastructure more efficient, and (iv) stock-based compensation.

Cost of professional services and other revenue increased $25.2 million for the fiscal year ended January 31, 2025, compared to the prior fiscal year, primarily due to an increase of $12.9 million in personnel-related costs and allocated overhead costs as a result of increased headcount. The remaining increase in cost of professional services and other revenue was primarily driven by an increase of $10.9 million in costs of contracted third-party partners and software tools to support the growth in our business.

Professional services and other gross margin was (36%) and (41%) for the fiscal years ended January 31, 2025 and 2024, respectively. We do not believe the year-over-year changes in professional services and other gross margins are meaningful given that our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Fiscal Year Ended January 31,
	2025	2024	% Change

	(dollars in thousands)
Sales and marketing	$1,672,092	$1,391,747	20%
Percentage of revenue	46%	50%
Headcount (at period end)	3,310	3,008

Sales and marketing expenses increased $280.3 million for the fiscal year ended January 31, 2025, compared to the prior fiscal year, primarily due to an increase of $131.7 million in personnel-related costs (excluding commission expenses) and allocated overhead costs, as a result of increased headcount, stock-based compensation, and overall costs to support the growth in our business. The increase in personnel-related costs included a $32.1 million increase in stock-based compensation for the fiscal year ended January 31, 2025, compared to the prior fiscal year, primarily related to additional equity awards granted to existing and new employees, partially offset by the effects of equity awards that became forfeited or fully vested.

Expenses associated with sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions, also increased $86.0 million for the fiscal year ended January 31, 2025, compared to the prior fiscal year, primarily attributable to sales commissions tied to customers’ consumption. In addition, advertising costs and other expenses associated with our sales, marketing and business development programs increased $26.0 million for the fiscal year ended January 31, 2025, compared to the prior fiscal year. The remaining increase in sales and marketing expenses for the fiscal year ended January 31, 2025 was primarily attributable to a $16.1 million increase in travel-related expenses.

Research and Development

	Fiscal Year Ended January 31,
	2025	2024	% Change

	(dollars in thousands)
Research and development	$1,783,379	$1,287,949	38%
Percentage of revenue	49%	46%
Headcount (at period end)	2,257	2,002

Research and development expenses increased $495.4 million for the fiscal year ended January 31, 2025, compared to the prior fiscal year, primarily due to an increase of $389.2 million in personnel-related costs and allocated overhead costs, as a result of increased stock-based compensation, headcount, and overall costs to support the growth in our business. The increase in personnel-related costs included a $207.1 million increase in stock-based compensation, primarily related to additional equity awards granted to existing and new employees, partially offset by the effects of equity awards that became forfeited or fully vested.

Third-party cloud infrastructure expenses, incurred primarily in developing our platform (including with respect to GPUs to develop AI Technology), also increased $92.7 million for the fiscal year ended January 31, 2025, compared to the prior fiscal year. The remaining increase in research and development expenses for the fiscal year ended January 31, 2025 was primarily attributable to $11.0 million in costs incurred by us during fiscal 2025 in connection with a restructuring plan for a majority-owned subsidiary.

The overall increase in research and development expenses for the fiscal year ended January 31, 2025 was partially offset by impairment charges of $7.1 million recognized during fiscal 2024. These impairment charges were related to our capitalized internal-use software development costs previously included in construction in progress that were no longer probable of being completed.

General and Administrative

	Fiscal Year Ended January 31,
	2025	2024	% Change

	(dollars in thousands)
General and administrative	$412,262	$323,008	28%
Percentage of revenue	12%	11%
Headcount (at period end)	1,183	1,055

General and administrative expenses increased $89.3 million for the fiscal year ended January 31, 2025, compared to the prior fiscal year, primarily due to an increase in personnel-related costs and allocated overhead costs, as a result of increased stock-based compensation, headcount, and overall costs to support the growth in our business.

Interest Income

	Fiscal Year Ended January 31,
	2025	2024	% Change

	(dollars in thousands)
Interest income	$209,009	$200,663	4%

Interest income increased $8.3 million for the fiscal year ended January 31, 2025, compared to the prior fiscal year, primarily due to higher yields on our cash equivalents and investments in available-for-sale marketable debt securities. See Note 4, “Cash Equivalents and Investments,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on our cash equivalents and investments.

Other Income (Expense), Net

	Fiscal Year Ended January 31,
	2025	2024	% Change

	(dollars in thousands)
Impairments related to strategic investments in non-marketable equity securities	$(11,578)	$(3,101)	273%
Net unrealized gains (losses) on strategic investments in marketable equity securities	(2,428)	15,197	(116%)
Net realized gains (losses) on strategic investments in equity securities(1)	(17,414)	34,713	(150%)
Other	(3,919)	(1,922)	104%
Other income (expense), net	$(35,339)	$44,887	(179%)
________________
(1)The net realized gains on strategic investments in equity securities for the fiscal year ended January 31, 2024 include primarily a remeasurement gain of $34.0 million recognized on a previously held equity interest as a result of a business combination completed during fiscal 2024. See Note 7, “Business Combinations,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. For strategic investments in equity securities sold, the realized gains or losses represent the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

Other income (expense), net decreased $80.2 million for the fiscal year ended January 31, 2025, compared to the prior fiscal year, primarily due to changes in net realized and unrealized gains (losses) and impairments on our strategic investments in equity securities. See Note 5, “Fair Value Measurements,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Provision for (Benefit from) Income Taxes

	Fiscal Year Ended January 31,
	2025	2024	% Change

	(dollars in thousands)
Loss before income taxes	$(1,285,099)	$(849,223)	51%
Provision for (benefit from) income taxes	4,113	(11,233)	(137%)
Effective tax rate	(0.3%)	1.3%

Our provision for income taxes was $4.1 million for the fiscal year ended January 31, 2025, compared to our benefit from income taxes of $11.2 million for the fiscal year ended January 31, 2024, primarily due to partial releases of valuation allowances from the business combinations completed during fiscal 2024.

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

Liquidity and Capital Resources
As of January 31, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $5.3 billion. Our cash equivalents and investments primarily consist of money market funds, corporate notes and bonds, U.S. government and agency securities, commercial paper, certificates of deposit, and time deposits.

As of January 31, 2025, our RPO was $6.9 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, but that are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

Our primary source of cash is payments received from our customers as well as net proceeds from the issuance of the Notes. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses (including with respect to GPUs to develop AI Technology), sales and marketing expenses, overhead costs, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our authorized stock repurchase program. As of January 31, 2025, our material cash requirements from known contractual obligations and commitments relate primarily to (i) third-party cloud infrastructure agreements, (ii) the Notes, (iii) operating leases for office facilities, and (iv) subscription arrangements used to facilitate our operations at the enterprise level. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. For more information regarding our contractual obligations and commitments (excluding the Notes) as of January 31, 2025, see Note 11, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our long-term purchase commitments may be satisfied earlier than the payment periods presented as we continue to grow and scale our business.

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

We used a portion of the net proceeds from the Notes offering to (i) pay the $195.5 million cost of the Capped Calls and (ii) repurchase $399.6 million of our common stock from purchasers of the Notes in the offering in privately negotiated transactions entered into in connection with the Notes offering at a purchase price of $112.50 per share. We expect to use the remainder of the net proceeds for general corporate purposes, which may include other repurchases of our common stock from time to time under our existing or any future stock repurchase program, as well as acquisitions or strategic investments in complementary businesses or technologies. See Note 10, “Convertible Senior Notes,” and Note 12, “Equity,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

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

During the fiscal year ended January 31, 2025, we repurchased 14.8 million shares of our outstanding common stock for an aggregate purchase price of $1.9 billion, excluding transaction costs associated with the repurchases, at a weighted-average price of $130.87 per share. All repurchases were made in open market transactions, except for the 3.6 million shares of our outstanding common stock that were repurchased for $399.6 million from purchasers of the Notes in the offering in privately negotiated transactions entered into in connection with the Notes offering at a purchase price of $112.50 per share. As of January 31, 2025, $2.0 billion remained available for future repurchases under the stock repurchase program (exclusive of transaction costs associated with repurchases). See Note 10, “Convertible Senior Notes,” and Note 12, “Equity,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

Subsequent to January 31, 2025, and through March 21, 2025, we repurchased 3.2 million shares of our outstanding common stock for an aggregate purchase price of $490.6 million, excluding transaction costs associated with the repurchases, at a weighted-average price of $152.63 per share. All repurchases were made in open market transactions.

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

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

Net cash provided by operating activities	$959,764	$848,122	$545,639
Net cash provided by (used in) investing activities	$190,646	$832,258	$(597,885)
Net cash used in financing activities	$(226,523)	$(854,103)	$(92,624)

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (iii) amortization of deferred commissions, (iv) amortization of operating lease right-of-use assets, (v) net amortization (accretion) of premiums (discounts) on investments, (vi) net realized and unrealized gains and losses on strategic investments in equity securities, and (vii) deferred income tax benefit or expense, and changes in operating assets and liabilities during each period.

For the fiscal year ended January 31, 2025, net cash provided by operating activities was $959.8 million, consisting of our net loss of $1.3 billion, adjusted for non-cash charges of $1.8 billion, and net cash inflows of $443.6 million provided by changes in our operating assets and liabilities, net of the effects of business combinations. The main drivers of the changes in operating assets and liabilities during fiscal 2025 were (i) a $382.8 million increase in deferred revenue due to invoicing for prepaid capacity agreements outpacing revenue recognition, (ii) a $108.9 million increase in accounts payable due to timing of invoices and payments, (iii) a $70.9 million increase in accrued expenses and other liabilities primarily due to the timing of accruals and payments, and (iv) a $29.9 million decrease in prepaid expenses and other assets primarily driven by a decrease in prepaid third-party cloud infrastructure expenses, partially offset by (a) a $101.6 million increase in deferred commissions earned upon the origination of customer contracts, and (b) a $47.7 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

For the fiscal year ended January 31, 2024, net cash provided by operating activities was $848.1 million, consisting of our net loss of $838.0 million, adjusted for non-cash charges of $1.3 billion, and net cash inflows of $390.7 million provided by changes in our operating assets and liabilities, net of the effects of business combinations.

Net cash provided by operating activities increased $111.6 million for the fiscal year ended January 31, 2025, compared to the fiscal year ended January 31, 2024, primarily due to an increase in cash collected from customers resulting from increased sales. This was partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect to continue to generate positive net cash flows from operating activities for fiscal 2026.

Investing Activities

Net cash provided by investing activities for the fiscal year ended January 31, 2025 was $190.6 million, primarily driven by proceeds of $297.4 million from net sales, maturities and redemptions of investments. The increase is partially offset by (i) $46.3 million in purchases of property and equipment to support our office facilities, (ii) an aggregate of $30.3 million in cash paid for Datavolo and other business combinations, net of cash and cash equivalents acquired, and (iii) $29.4 million in capitalized internal-use software development costs.

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

Financing Activities

Net cash used in financing activities for the fiscal year ended January 31, 2025 was $226.5 million, primarily driven by (i) $1.9 billion in repurchases of our common stock under our authorized stock repurchase program, (ii) $489.1 million in taxes paid related to net share settlement of equity awards, and (iii) $195.5 million in purchases of the Capped Calls, partially offset by (a) proceeds of approximately $2.27 billion from the issuance of the Notes, net of $31.2 million in cash paid for issuance costs, and (b) proceeds of $121.9 million from the issuance of equity securities under our equity incentive plans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

As of January 31, 2025, we had $5.3 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including money market funds, corporate notes and bonds, U.S. government and agency securities, commercial paper, certificates of deposit, and time deposits. Our cash, cash equivalents, and short-term and long-term investments are held for working capital, capital expenditure, and general corporate purposes, including repurchases of our common stock under our stock repurchase program as well as acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or increase of $15.3 million in the market value of our cash equivalents, and short-term and long-term investments as of January 31, 2025.

As of January 31, 2024, we had $4.8 billion of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or increase of $17.6 million in the market value.

In September 2024, we issued an aggregate principal amount of $2.3 billion of the Notes. Neither the 2027 Notes nor the 2029 Notes bear regular interest, and the principal amount of the Notes will not accrete. We may elect or be required to pay special interest on the Notes under certain circumstances in accordance with the terms of the applicable Indenture. Accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of each series of the Notes fluctuates when interest rates or market prices of our common stock change. We record the Notes at amortized cost on the consolidated balance sheets, and we present the fair value of each series of the Notes for disclosure purpose only. In connection with the Notes offering, we entered into the Capped Calls for a cost of $195.5 million. The Capped Calls are generally expected to reduce the potential dilution to our common stock upon any conversion of the relevant series of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes of such series, with such reduction and/or offset subject to a cap. See Note 10, “Convertible Senior Notes,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is primarily the U.S. dollar. The majority of our sales are currently denominated in U.S. dollars, although we also have sales in Euros and, to a lesser extent, in British pounds, Australian dollars, Canadian dollars, and Brazilian reals. Therefore our revenue is not currently subject to significant foreign currency risk, but that will likely change in the future as we increase sales in these international currencies and enable sales in additional currencies. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, and to a lesser extent, in Europe, the Asia-Pacific region, and Canada. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured to the functional currency at period-end exchange rates. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

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

A hypothetical 10% increase or decrease in foreign currency exchange rates would have resulted in a theoretical increase or decrease in operating loss of approximately $39 million, $25 million, and $32 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. This sensitivity analysis assumes that all foreign currencies move in the same direction at the same time in the absence of hedging activities. In addition, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption.

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

The following table presents our strategic investments by type (in thousands):

	January 31, 2025	January 31, 2024

Equity securities:
Non-marketable equity securities under Measurement Alternative	$281,158	$190,238
Non-marketable equity securities under equity method	5,491	5,307
Marketable equity securities	13,833	37,320
Debt securities:
Non-marketable debt securities	750	1,500
Total strategic investments—included in other assets	$301,232	$234,365

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Snowflake Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Snowflake Inc. and its subsidiaries (the “Company”) as of January 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Capacity Arrangements

As described in Note 2 to the consolidated financial statements, the Company delivers its platform over the internet as a service. The Company’s customers consume the platform typically under capacity arrangements, in which customers commit to a certain amount of consumption at specified prices. Management recognizes revenue as customers consume compute, storage, and data transfer resources. The Company’s total revenue for the year ended January 31, 2025 was $3.6 billion, of which a significant portion is recognized under capacity arrangements.

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
March 21, 2025

We have served as the Company’s auditor since 2019.

SNOWFLAKE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31, 2025	January 31, 2024

Assets
Current assets:
Cash and cash equivalents	$2,628,798	$1,762,749
Short-term investments	2,008,873	2,083,499
Accounts receivable, net	922,805	926,902
Deferred commissions, current	97,662	86,096
Prepaid expenses and other current assets	211,234	180,018
Total current assets	5,869,372	5,039,264
Long-term investments	656,476	916,307
Property and equipment, net	296,393	247,464
Operating lease right-of-use assets	359,439	252,128
Goodwill	1,056,559	975,906
Intangible assets, net	278,028	331,411
Deferred commissions, non-current	183,967	187,093
Other assets	333,704	273,810
Total assets	$9,033,938	$8,223,383
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$169,767	$51,721
Accrued expenses and other current liabilities	515,454	446,860
Operating lease liabilities, current	35,923	33,944
Deferred revenue, current	2,580,039	2,198,705
Total current liabilities	3,301,183	2,731,230
Convertible senior notes, net	2,271,529	—
Operating lease liabilities, non-current	377,818	254,037
Deferred revenue, non-current	15,501	14,402
Other liabilities	61,264	33,120
Total liabilities	6,027,295	3,032,789
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of each January 31, 2025 and 2024	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized; 334,301 and 334,453 shares issued as of January 31, 2025 and 2024, respectively(1); 333,865 and 333,961 shares outstanding as of January 31, 2025 and 2024, respectively(1); 185,461 Class B shares authorized, zero shares issued and outstanding as of each January 31, 2025 and 2024	34	34
Treasury stock, at cost; 436 shares and 492 shares held as of January 31, 2025 and 2024, respectively(1)	(59,505)	(67,140)
Additional paid-in capital	10,355,211	9,331,238
Accumulated other comprehensive loss	(2,236)	(8,220)
Accumulated deficit	(7,293,575)	(4,075,604)
Total Snowflake Inc. stockholders’ equity	2,999,929	5,180,308
Noncontrolling interest	6,714	10,286
Total stockholders’ equity	3,006,643	5,190,594
Total liabilities and stockholders’ equity	$9,033,938	$8,223,383
________________
(1)In connection with a business combination completed on December 20, 2023, the Company issued approximately 0.2 million shares of its Class A common stock to one of its wholly-owned subsidiaries, in exchange for a noncontrolling equity interest in the acquired company that was held by the subsidiary prior to this business combination. These shares were treated as treasury stock for accounting purposes as of January 31, 2024, and were subsequently transferred to the Company and retired during the fiscal year ended January 31, 2025. These shares are not reflected in the Company’s consolidated balance sheets. See Note 7, “Business Combinations,” and Note 12, “Equity,” for further details.

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2025	2024	2023

Revenue	$3,626,396	$2,806,489	$2,065,659
Cost of revenue	1,214,673	898,558	717,540
Gross profit	2,411,723	1,907,931	1,348,119
Operating expenses:
Sales and marketing	1,672,092	1,391,747	1,106,507
Research and development	1,783,379	1,287,949	788,058
General and administrative	412,262	323,008	295,821
Total operating expenses	3,867,733	3,002,704	2,190,386
Operating loss	(1,456,010)	(1,094,773)	(842,267)
Interest income	209,009	200,663	73,839
Interest expense	(2,759)	—	—
Other income (expense), net	(35,339)	44,887	(47,565)
Loss before income taxes	(1,285,099)	(849,223)	(815,993)
Provision for (benefit from) income taxes	4,113	(11,233)	(18,467)
Net loss	(1,289,212)	(837,990)	(797,526)
Less: net loss attributable to noncontrolling interest	(3,572)	(1,893)	(821)
Net loss attributable to Snowflake Inc.	$(1,285,640)	$(836,097)	$(796,705)
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(3.86)	$(2.55)	$(2.50)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	332,707	328,001	318,730

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended January 31,
	2025	2024	2023

Net loss	$(1,289,212)	$(837,990)	$(797,526)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale debt securities	5,982	30,760	(20,619)
Other	2	(708)	(1,367)
Total other comprehensive income (loss)	5,984	30,052	(21,986)
Comprehensive loss	(1,283,228)	(807,938)	(819,512)
Less: comprehensive loss attributable to noncontrolling interest	(3,572)	(1,893)	(821)
Comprehensive loss attributable to Snowflake Inc.	$(1,279,656)	$(806,045)	$(818,691)

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	Class A Common Stock(1)		Treasury Stock(1)		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2022	312,377	$31	—	$—	$6,984,669	$(16,286)	$(1,919,369)	$5,049,045	$—	$5,049,045
Issuance of common stock upon exercise of stock options	6,118	1	—	—	39,742	—	—	39,743	—	39,743
Issuance of common stock under employee stock purchase plan	286	—	—	—	40,931	—	—	40,931	—	40,931
Issuance of common stock in connection with a business combination	1,916	—	—	—	438,916	—	—	438,916	—	438,916
Issuance of common stock in connection with a business combination subject to future vesting	409	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	244	—	—	244	—	244
Vesting of restricted stock units	3,348	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(1,149)	—	—	—	(184,702)	—	—	(184,702)	—	(184,702)
Stock-based compensation	—	—	—	—	890,950	—	—	890,950	—	890,950
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	13,000	13,000
Other comprehensive loss	—	—	—	—	—	(21,986)	—	(21,986)	—	(21,986)
Net loss	—	—	—	—	—	—	(796,705)	(796,705)	(821)	(797,526)
BALANCE—January 31, 2023	323,305	32	—	—	8,210,750	(38,272)	(2,716,074)	5,456,436	12,179	5,468,615
Issuance of common stock upon exercise of stock options	8,355	1	—	—	57,162	—	—	57,163	—	57,163
Issuance of common stock under employee stock purchase plan	516	—	—	—	61,234	—	—	61,234	—	61,234
Issuance of common stock in connection with a business combination(1)	896	—	—	—	174,284	—	—	174,284	—	174,284
Issuance of common stock in connection with a business combination subject to future vesting	385	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	163	—	—	163	—	163
Vesting of restricted stock units	6,804	1	—	—	(1)	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(2,296)	—	—	—	(387,596)	—	—	(387,596)	—	(387,596)
Repurchases of common stock as treasury stock	—	—	(500)	(68,299)	—	—	—	(68,299)	—	(68,299)
Repurchases and retirement of common stock, including transaction costs	(3,512)	—	—	—	—	—	(523,433)	(523,433)	—	(523,433)
Reissuance of treasury stock upon settlement of equity awards	—	—	8	1,159	(1,132)	—	—	27	—	27
Stock-based compensation	—	—	—	—	1,216,374	—	—	1,216,374	—	1,216,374
Other comprehensive income	—	—	—	—	—	30,052	—	30,052	—	30,052
Net loss	—	—	—	—	—	—	(836,097)	(836,097)	(1,893)	(837,990)
BALANCE—January 31, 2024	334,453	34	(492)	(67,140)	$9,331,238	(8,220)	(4,075,604)	5,180,308	10,286	5,190,594
Issuance of common stock upon exercise of stock options	6,593	—	—	—	44,697	—	—	44,697	—	44,697
Issuance of common stock under employee stock purchase plan	660	—	—	—	77,053	—	—	77,053	—	77,053
Issuance of common stock in connection with business combinations	513	—	—	—	87,706	—	—	87,706	—	87,706
Issuance of common stock in connection with business combinations subject to future vesting	445	—	—	—	—	—	—	—	—	—
Cancellation of common stock issued in connection with business combinations(1)	(76)	—	—	—	(67)	—	—	(67)	—	(67)
Vesting of restricted stock units	9,859	2	—	—	(2)	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(3,381)	—	—	—	(489,555)	—	—	(489,555)	—	(489,555)
Repurchases and retirement of common stock, including transaction costs	(14,765)	(2)	—	—	—	—	(1,932,331)	(1,932,333)	—	(1,932,333)
Reissuance of treasury stock upon settlement of equity awards	—	—	56	7,635	(7,493)	—	—	142	—	142
Purchases of capped calls related to convertible senior notes	—	—	—	—	(195,500)	—	—	(195,500)	—	(195,500)
Stock-based compensation	—	—	—	—	1,507,134	—	—	1,507,134	—	1,507,134
Other comprehensive income	—	—	—	—	—	5,984	—	5,984	—	5,984
Net loss	—	—	—	—	—	—	(1,285,640)	(1,285,640)	(3,572)	(1,289,212)
BALANCE—January 31, 2025	334,301	$34	(436)	$(59,505)	10,355,211	$(2,236)	$(7,293,575)	$2,999,929	$6,714	$3,006,643
________________
(1)In connection with a business combination completed on December 20, 2023, the Company issued approximately 0.2 million shares of its Class A common stock to one of its wholly-owned subsidiaries, in exchange for a noncontrolling equity interest in the acquired company that was held by the subsidiary prior to this business combination. These shares were treated as treasury stock for accounting purposes as of January 31, 2024, and were subsequently transferred to the Company and retired during the fiscal year ended January 31, 2025. These shares are not reflected in the Company’s consolidated statements of stockholders’ equity. See Note 7, “Business Combinations,” and Note 12, “Equity,” for further details.
See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2025	2024	2023

Cash flows from operating activities:
Net loss	$(1,289,212)	$(837,990)	$(797,526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	182,508	119,903	63,535
Non-cash operating lease costs	59,943	52,892	46,240
Amortization of deferred commissions	93,128	74,787	57,445
Stock-based compensation, net of amounts capitalized	1,479,314	1,168,015	861,533
Net amortization (accretion) of premiums (discounts) on investments	(43,434)	(61,525)	3,497
Net realized and unrealized losses (gains) on strategic investments in equity securities	31,420	(46,809)	46,435
Amortization of debt issuance costs	2,759	—	—
Deferred income tax	(7,671)	(26,762)	(26,664)
Other	7,420	14,895	1,618
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	536	(212,083)	(166,965)
Deferred commissions	(101,569)	(134,787)	(95,107)
Prepaid expenses and other assets	29,850	59,795	(2,904)
Accounts payable	108,852	19,212	8,024
Accrued expenses and other liabilities	70,876	171,048	74,519
Operating lease liabilities	(47,711)	(40,498)	(42,342)
Deferred revenue	382,755	528,029	514,301
Net cash provided by operating activities	959,764	848,122	545,639
Cash flows from investing activities:
Purchases of property and equipment	(46,279)	(35,086)	(25,128)
Capitalized internal-use software development costs	(29,433)	(34,133)	(24,012)
Cash paid for business combinations, net of cash, cash equivalents, and restricted cash acquired	(30,305)	(275,706)	(362,609)
Purchases of intangible assets	—	(28,744)	(700)
Purchases of investments	(2,569,243)	(2,476,206)	(3,901,321)
Sales of investments	64,573	11,266	58,813
Maturities and redemptions of investments	2,802,082	3,670,867	3,657,072
Settlement of cash flow hedges	(749)	—	—
Net cash provided by (used in) investing activities	190,646	832,258	(597,885)
Cash flows from financing activities:
Proceeds from exercise of stock options	44,886	57,194	39,893
Proceeds from issuance of common stock under employee stock purchase plan	77,053	61,234	40,931
Taxes paid related to net share settlement of equity awards	(489,149)	(380,799)	(184,648)
Repurchases of common stock	(1,932,333)	(591,732)	—

	Fiscal Year Ended January 31,
	2025	2024	2023

Payments of deferred purchase consideration for business combinations	(250)	—	(1,800)
Gross proceeds from issuance of convertible senior notes	2,300,000	—	—
Cash paid for issuance costs on convertible senior notes	(31,230)	—	—
Purchases of capped calls related to convertible senior notes	(195,500)	—	—
Capital contributions from noncontrolling interest holders	—	—	13,000
Net cash used in financing activities	(226,523)	(854,103)	(92,624)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,186)	(2,031)	(933)
Net increase (decrease) in cash, cash equivalents, and restricted cash	917,701	824,246	(145,803)
Cash, cash equivalents, and restricted cash—beginning of period	1,780,977	956,731	1,102,534
Cash, cash equivalents, and restricted cash—end of period	$2,698,678	$1,780,977	$956,731
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$15,675	$12,452	$6,550
Supplemental disclosures of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$36,061	$17,463	$6,317
Stock-based compensation included in capitalized internal-use software development costs	$38,493	$48,181	$28,467
Issuance of common stock in connection with business combinations	$87,706	$174,284	$438,916
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other current liabilities	$7,273	$6,850	$53
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$2,628,798	$1,762,749	$939,902
Restricted cash—included in other assets and prepaid expenses and other current assets	69,880	18,228	16,829
Total cash, cash equivalents, and restricted cash	$2,698,678	$1,780,977	$956,731
See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Snowflake Inc. (Snowflake or the Company) provides a cloud-based data platform, which enables customers to consolidate data into a single source of truth to drive meaningful insights, apply artificial intelligence (AI) to solve business problems, build data applications, and share data and data products. The Company provides its platform through a customer-centric, consumption-based business model, only charging customers for the resources they use. Through its platform, the Company delivers the AI Data Cloud, a network where Snowflake customers, partners, developers, data providers, and data consumers can break down data silos and derive value from a growing number of data sets in secure, governed, and compliant ways. Snowflake was incorporated in the state of Delaware on July 23, 2012.

2. Basis of Presentation and Summary of Significant Accounting Policies
Fiscal Year

The Company’s fiscal year ends on January 31. For example, references to fiscal 2025 refer to the fiscal year ended January 31, 2025.

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

Segment Information

The Company has a single operating and reportable segment. The Company’s chief operating decision maker (CODM) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis, including, but not limited to, the Company’s consolidated net loss, for purposes of making operating decisions, assessing financial performance, and allocating resources.

The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

Revenue	$3,626,396	$2,806,489	$2,065,659
Cost of revenue and operating expenses:
Cost of product revenue(1)(2)	992,069	701,200	547,547
Cost of professional services and other revenue(2)	222,604	197,358	169,993
Sales and marketing(2)	1,672,092	1,391,747	1,106,507
Research and development(2)	1,783,379	1,287,949	788,058
General and administrative(2)	412,262	323,008	295,821
Interest income	(209,009)	(200,663)	(73,839)
Interest expense	2,759	—	—
Other (income) expense, net	35,339	(44,887)	47,565
Provision for (benefit from) income taxes	4,113	(11,233)	(18,467)
Net loss	$(1,289,212)	$(837,990)	$(797,526)
________________
(1)For the fiscal years ended January 31, 2025, 2024, and 2023, respectively, approximately 65%, 67%, and 71% of cost of product revenue represented third-party cloud infrastructure expenses incurred in connection with the customers’ use of the Snowflake platform and the deployment and maintenance of the platform on public clouds, including different regional deployments.
(2)For the fiscal years ended January 31, 2025, 2024, and 2023, respectively, approximately 37%, 38%, and 38% of the Company’s total cost of revenue and operating expenses were comprised of personnel-related expenses, excluding stock-based compensation and associated payroll taxes. These expenses consist primarily of salaries, benefits, bonuses, sales commissions and draws paid to the Company’s sales force and certain referral fees paid to third parties, including amortization of deferred commissions, and associated payroll taxes. They also include salaries, benefits and bonuses allocated as part of overhead costs. See Note 12, “Equity,” for details regarding the Company’s stock-based compensation.

The measure of segment assets is the total assets on the Company’s consolidated balance sheets. See the Company’s consolidated financial statements for other financial information regarding its operating segment.

For information regarding the Company’s revenue by geographic area, see Note 3, “Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations.”

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	January 31, 2025	January 31, 2024

United States	$536,885	$379,664
Other(1)	118,947	119,928
Total	$655,832	$499,592
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of January 31, 2025 and 2024.

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

The Company delivers its platform over the internet as a service. Customers choose to consume the platform under either capacity arrangements, in which customers commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which the Company charges for use of the platform monthly in arrears. Under capacity arrangements, from which a majority of revenue is derived, the Company typically bills its customers annually in advance of their consumption. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount under a capacity contract or following the expiration of a customer’s capacity contract. Revenue from on-demand arrangements represented approximately 2%, 3%, and 2% of the Company’s revenue for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. The Company recognizes revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. Deployment fees are recognized ratably over the contract term.

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

Research and Development Costs

Research and development costs are expensed as incurred, unless they qualify as capitalized internal-use software development costs. Research and development expenses consist primarily of personnel-related expenses associated with the Company’s research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred primarily in developing the Company’s platform, amortization of acquired intangible assets, software and subscription services dedicated for use by the Company’s research and development organization, and allocated overhead.

Advertising Costs

Advertising costs, excluding expenses associated with the Company’s user conferences, are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. These costs were $104.5 million, $85.3 million, and $68.2 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.

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

During the fiscal year ended January 31, 2023, the Company began funding withholding taxes due upon the vesting of employee RSUs in certain jurisdictions by net share settlement, rather than its previous approach of selling shares of the Company’s common stock. The amount of withholding taxes related to net share settlement of employee RSUs is reflected as (i) a reduction to additional paid-in-capital, and (ii) cash outflows for financing activities when the payments are made. The shares withheld by the Company as a result of the net share settlement of RSUs are not considered issued and outstanding, and do not impact the calculation of basic net income (loss) per share attributable to Snowflake Inc. Class A common stockholders.

Net Loss Per Share Attributable to Snowflake Inc. Class A Common Stockholders

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

Basic net loss per share attributable to Snowflake Inc. Class A common stockholders is computed by dividing net loss attributable to Snowflake Inc. Class A common stockholders by the weighted-average number of shares of Snowflake Inc. Class A common stock outstanding during the period, which excludes treasury stock. Diluted net loss per share attributable to Snowflake Inc. Class A common stockholders is computed by giving effect to all potentially dilutive Snowflake Inc. Class A common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, RSUs, restricted common stock, ESPP Rights, early exercised stock options, and shares underlying the conversion option in the convertible senior notes are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A common stockholders as their effect is anti-dilutive for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash primarily consists of (i) cash held in a trust that is restricted for use in meeting the Company's general obligations and (ii) collateralized letters of credit established in connection with lease agreements for the Company’s facilities. Restricted cash is classified within prepaid expenses and other current assets or other assets on the consolidated balance sheets, typically based on the remaining term of the restriction.

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

Fair Value of Financial Instruments

The Company’s primary financial instruments include cash equivalents, investments in marketable securities, strategic investments, restricted cash, accounts receivable, derivative assets and liabilities, accounts payable, accrued expenses, and convertible senior notes. The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. See Note 5, “Fair Value Measurements,” and Note 10, “Convertible Senior Notes,” for information regarding the fair value of the Company’s cash equivalents and investments in marketable securities, strategic investments, and derivative assets and liabilities, as well as the fair value of the Company’s convertible senior notes.

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

Cash Flow Hedge—The Company also utilizes foreign currency forward contracts to manage the volatility in cash flows associated with (i) certain forecasted capital expenditures and (ii) a portion of its forecasted operating expenses denominated in certain currencies other than the U.S. dollar. These foreign currency forward contracts have a maturity of twelve months or less and are designated and qualify as cash flow hedges, and, in general, closely match the underlying hedged forecasted transactions in duration. The effectiveness of the cash flow hedges is assessed quantitatively using regression at inception and at each reporting date. The effective portion of these foreign currency forward contracts’ gains and losses resulting from changes in fair value is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets, and subsequently reclassified into the same line items on the Company’s consolidated statements of operations as the underlying hedged forecasted transactions in the same period that such transactions affect earnings. In the event the underlying forecasted transactions do not occur, or it becomes probable that they will not occur within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified immediately from accumulated other comprehensive income (loss) to net income (loss) in the Company’s consolidated financial statements. Cash flows from such foreign currency forward contracts are classified in the same category on the Company’s consolidated statements of cash flows as the cash flows from the underlying hedged forecasted transactions.

These derivative financial instruments did not have a material impact on the Company’s consolidated financial statements for all periods presented.

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

Capitalized costs are included in property and equipment, net on the consolidated balance sheets. These costs are amortized over the estimated useful life of the software, which is three years, on a straight-line basis. Cost and accumulated amortization of fully amortized capitalized internal-use software development costs are removed from the Company’s consolidated balance sheets when the related software is no longer in use. The amortization of capitalized costs related to the Company’s platform applications is primarily included in cost of revenue in the consolidated statements of operations.

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, ranging from generally three to seven years. Leasehold improvements are amortized over the shorter of estimated useful life or the remaining lease term. Expenses that improve an asset or extend its remaining useful life are capitalized. Costs of maintenance or repairs that do not extend the lives of the respective assets are charged to expenses as incurred. Cost and accumulated depreciation and amortization of fully depreciated property and equipment are removed from the Company’s consolidated balance sheets when they are no longer in use.

Deferred Commissions

The Company capitalizes incremental costs of obtaining a contract with a customer if such costs are recoverable. Such costs consist primarily of (i) sales commissions earned upon the origination, expansion, or renewal of customer contracts by the Company’s sales force, and the associated payroll taxes and fringe benefits, and (ii) certain referral fees earned by third parties (collectively, Commission Costs). Commission Costs for new customer or customer expansion contracts that are not commensurate with those for renewal contracts are capitalized and then amortized over a period of benefit determined to be five years. The Company determined the period of benefit by taking into consideration the length of terms in its customer contracts, life of the technology, and other factors. Commission Costs for renewal contracts, as well as Commission Costs for new customer or customer expansion contracts that are commensurate with those for renewal contracts, are capitalized and then amortized over the respective weighted-average contractual term of the related contracts. Amounts expected to be amortized within one year of the balance sheet date are recorded as deferred commissions, current, and the remaining portion is recorded as deferred commissions, non-current, on the consolidated balance sheets. Amortization expense is included in sales and marketing expenses in the consolidated statements of operations. In addition to the Commission Costs, the Company’s sales force earns sales commissions based on the level of the customers’ consumption of the Company’s platform. These commissions are not considered incremental costs and are expensed in the same period as they are earned. Deferred commissions are periodically analyzed for impairment. There were no impairment losses relating to the deferred commissions for all periods presented.

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

In addition, the Company subleases certain of its unoccupied facilities to third parties. The assessment of impairment of the associated right-of-use assets, leasehold improvements, or other assets as a result of a sublease is performed upon triggering events, including but not limited to the execution of a sublease agreement. The Company recognizes sublease income on a straight-line basis over the sublease term. Sublease income is recorded as a reduction to the Company’s operating lease costs.

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

Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets

The Company’s long-lived assets with finite lives consist primarily of property and equipment, capitalized internal-use software development software costs, operating lease right-of-use assets and acquired intangible assets.

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

Convertible Senior Notes

The Company accounts for each series of its convertible senior notes as a liability in its entirety, measured at amortized cost. Debt issuance costs incurred in connection with the issuance of the Company’s convertible senior notes are reflected in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding convertible senior notes. These costs are amortized using the effective interest rate method over the terms of the convertible senior notes and are included within interest expense on the consolidated statements of operations.

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

Recently Adopted Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance also requires disclosures of the title and position of the CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted this guidance for its fiscal year ended January 31, 2025 on a retrospective basis. While the adoption had no impact on the Company’s consolidated financial statements, it resulted in additional disclosures in the accompanying notes. See further details under the heading “Segment Information” in this Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires annual disclosure on disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This guidance is effective for the Company for its fiscal year beginning February 1, 2025 on a prospective basis. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, on an annual and interim basis, of specified information about certain costs and expenses in the notes to financial statements. This guidance is effective for the Company for its fiscal year beginning February 1, 2027 and interim periods within its fiscal year beginning February 1, 2028 on either a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations
Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

Product revenue	$3,462,422	$2,666,849	$1,938,783
Professional services and other revenue	163,974	139,640	126,876
Total	$3,626,396	$2,806,489	$2,065,659

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

Americas:
United States	$2,761,664	$2,166,448	$1,633,843
Other Americas(1)	101,943	72,784	46,577
EMEA(1)(2)	574,748	432,634	292,666
Asia-Pacific and Japan(1)	188,041	134,623	92,573
Total	$3,626,396	$2,806,489	$2,065,659
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East and Africa.

Accounts Receivable, Net

As of January 31, 2025 and 2024, allowance for credit losses of $4.8 million and $2.5 million, respectively, was included in the Company’s accounts receivable, net balance.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of January 31, 2025 and 2024, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the fiscal years ended January 31, 2025, 2024, and 2023.

Deferred Revenue

The Company recognized $1.8 billion, $1.4 billion, and $974.3 million of revenue for the fiscal years ended January 31, 2025, 2024, and 2023, respectively, from the deferred revenue balances as of January 31, 2024, 2023, and 2022, respectively.

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

As of January 31, 2025, the Company’s RPO was $6.9 billion, of which the Company expects approximately 48% to be recognized as revenue in the twelve months ending January 31, 2026 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the consolidated balance sheets (in thousands):

	January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$1,741,089	$—	$—	$1,741,089
U.S. government securities	388,578	92	—	388,670
Time deposits	113,851	—	—	113,851
Corporate notes and bonds	4,466	—	—	4,466
Commercial paper	3,064	—	—	3,064
Total cash equivalents	2,251,048	92	—	2,251,140
Investments:
Corporate notes and bonds	1,559,893	2,177	(1,520)	1,560,550
U.S. government and agency securities	609,937	528	(727)	609,738
Commercial paper	307,752	142	(38)	307,856
Certificates of deposit	187,112	97	(4)	187,205
Total investments	2,664,694	2,944	(2,289)	2,665,349
Total cash equivalents and investments	$4,915,742	$3,036	$(2,289)	$4,916,489

	January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
U.S. government securities	$742,235	$1	$(2)	$742,234
Money market funds	533,211	—	—	533,211
Time deposits	56,263	—	—	56,263
Total cash equivalents	1,331,709	1	(2)	1,331,708
Investments:
Corporate notes and bonds	1,549,151	1,959	(3,394)	1,547,716
U.S. government and agency securities	877,496	574	(4,653)	873,417
Commercial paper	353,525	154	(131)	353,548
Certificates of deposit	224,869	271	(15)	225,125
Total investments	3,005,041	2,958	(8,193)	2,999,806
Total cash equivalents and investments	$4,336,750	$2,959	$(8,195)	$4,331,514

The Company included $23.6 million and $24.2 million of interest receivable in prepaid expenses and other current assets on the consolidated balance sheets as of January 31, 2025 and 2024, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of January 31, 2025 and 2024 because such potential losses were not material.

As of January 31, 2025, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, classified as short-term or long-term investments on the Company’s consolidated balance sheets, by remaining contractual maturity, are as follows (in thousands):

January 31, 2025
Estimated Fair Value

Due within 1 year	$2,008,873
Due in 1 year to 3 years	656,476
Total	$2,665,349

The following tables show the fair values of, and the gross unrealized losses on, the Company’s available-for-sale marketable debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position and aggregated by investment type, on the consolidated balance sheet as of January 31, 2024 (in thousands):

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

Gross unrealized losses on the Company’s available-for-sale marketable debt securities were not material as of January 31, 2025.

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair values of these securities due to credit related factors was not material as of January 31, 2025 and 2024.

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

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of January 31, 2025 (in thousands):

	Level 1	Level 2	Total

Assets:
Cash equivalents:
Money market funds	$1,741,089	$—	$1,741,089
U.S. government securities	—	388,670	388,670
Time deposits	—	113,851	113,851
Corporate notes and bonds	—	4,466	4,466
Commercial paper	—	3,064	3,064
Short-term investments:
Corporate notes and bonds	—	1,059,181	1,059,181
U.S. government and agency securities	—	456,673	456,673
Commercial paper	—	307,856	307,856
Certificates of deposit	—	185,163	185,163
Long-term investments:
Corporate notes and bonds	—	501,369	501,369
U.S. government and agency securities	—	153,065	153,065
Certificates of deposit	—	2,042	2,042
Derivative assets:
Foreign currency forward contracts	—	1,579	1,579
Total assets	$1,741,089	$3,176,979	$4,918,068
Liabilities:
Derivative liabilities:
Foreign currency forward contracts	$—	$(1,639)	$(1,639)
Total liabilities	$—	$(1,639)	$(1,639)

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

See Note 10, “Convertible Senior Notes for the fair value measurement of the Company’s convertible senior notes, which is not included in the tables above.

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

The following table presents the Company’s strategic investments by type (in thousands):

	January 31, 2025	January 31, 2024

Equity securities:
Non-marketable equity securities under Measurement Alternative	$281,158	$190,238
Non-marketable equity securities under equity method	5,491	5,307
Marketable equity securities	13,833	37,320
Debt securities:
Non-marketable debt securities	750	1,500
Total strategic investments—included in other assets	$301,232	$234,365

The following table summarizes the gains and losses associated with the Company’s strategic investments in equity securities (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

Unrealized gains (losses) on non-marketable equity securities under Measurement Alternative:
Impairments	$(11,578)	$(3,101)	$(38,036)
Upward adjustments	—	—	4,125
Net unrealized gains (losses) on marketable equity securities	(2,428)	15,197	(12,524)
Net unrealized gains (losses) on strategic investments in equity securities	(14,006)	12,096	(46,435)
Net realized gains (losses) on strategic investments in equity securities(1)	(17,414)	34,713	—
Total—included in other income (expense), net	$(31,420)	$46,809	$(46,435)
________________
(1)The net realized gains on strategic investments in equity securities for the fiscal year ended January 31, 2024 include primarily a remeasurement gain of $34.0 million recognized on a previously held equity interest as a result of a business combination completed during fiscal 2024. See Note 7, “Business Combinations,” for further details. For strategic investments in equity securities sold, the realized gains or losses represent the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative held by the Company as of January 31, 2025 were $18.3 million and $33.9 million, respectively.

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31, 2025	January 31, 2024

Leasehold improvements	$97,324	$67,804
Computers, equipment, and software	49,575	29,859
Furniture and fixtures	25,473	17,593
Capitalized internal-use software development costs	209,684	93,222
Construction in progress—capitalized internal-use software development costs	28,672	78,737
Construction in progress—other	39,106	34,890
Total property and equipment, gross	449,834	322,105
Less: accumulated depreciation and amortization(1)	(153,441)	(74,641)
Total property and equipment, net	$296,393	$247,464
________________
(1)Include $84.8 million and $30.0 million of accumulated amortization related to capitalized internal-use software development costs as of January 31, 2025 and 2024, respectively.

Depreciation and amortization expense was $85.6 million, $37.7 million, and $24.7 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. Included in these amounts was the amortization of capitalized internal-use software development costs of $56.4 million, $19.0 million, and $10.2 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.

Impairment charges related to capitalized internal-use software development costs recognized during each of the fiscal years ended January 31, 2025 and 2023 were not material. During the fiscal year ended January 31, 2024, the Company recognized impairment charges of $7.1 million related to its capitalized internal-use software development costs previously included in construction in-progress that were no longer probable of being completed. Such impairment charges were recorded as research and development expenses on the consolidated statements of operations.

7. Business Combinations
Fiscal 2025

Datavolo, Inc.

On November 25, 2024, the Company acquired all of the outstanding capital stock of Datavolo, Inc. (Datavolo), a privately-held company that built a dataflow infrastructure to support the creation, management, and observability of multimodal data pipelines for enterprise AI. The Company acquired Datavolo for its developed technology and talent. The Company has accounted for this transaction as a business combination.

The acquisition date fair value of the preliminary purchase consideration was $106.8 million, which was comprised of the following (in thousands):

Estimated Fair Value

Cash	$19,096
Common stock(1)	87,706
Total	$106,802
________________
(1)Approximately 0.5 million shares of the Company’s Class A common stock were included in the purchase consideration and the fair values of these shares were determined based on the closing market price of $171.42 per share on the acquisition date.

In connection with this business combination, the Company also issued to certain of Datavolo’s employees a total of 0.4 million shares of the Company’s Class A common stock in exchange for a portion of their Datavolo stock. These shares are subject to vesting agreements pursuant to which the shares will vest over four years, subject to each of these employees’ continued employment with the Company or its affiliates. The $64.6 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of four years. See Note 12, “Equity,” for further discussion.

The following table summarizes the preliminary allocation of purchase consideration to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$5,916
Short-term investments	7,734
Goodwill	65,893
Developed technology intangible asset	35,000	5
Other net tangible liabilities	(968)
Deferred tax liabilities, net(1)	(6,773)
Total	$106,802
________________
(1)Deferred tax liabilities, net primarily relate to the intangible asset acquired and the amount presented is net of deferred tax assets.

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

From the date of acquisition through January 31, 2025, revenue attributable to Datavolo, included in the Company’s consolidated statements of operations for the fiscal year ended January 31, 2025, was not material. It was impracticable to determine the effect on the Company’s net loss attributable to Datavolo as its operations have been integrated into the Company’s ongoing operations since the date of acquisition.

Other Fiscal 2025 Business Combinations

During the fiscal year ended January 31, 2025, the Company completed acquisitions of two privately-held companies for an aggregate of $19.2 million in cash. The Company has accounted for these transactions as business combinations. As a result of the preliminary allocation of the aggregate purchase consideration, based on the estimated fair values, the Company recorded a total of $4.4 million of a customer relationships intangible asset (to be amortized over an estimated useful life of five years), $4.1 million of developed technology intangible assets (to be amortized over estimated useful lives of five years), $3.5 million of net liabilities acquired, $0.6 million of deferred tax liabilities, and $14.8 million of goodwill, of which $8.3 million is deductible and $6.5 million is not deductible for income tax purposes.

The excess of purchase consideration over the fair values of net tangible and identifiable assets acquired was recorded as goodwill. The Company believes the goodwill balances associated with these business combinations are primarily attributed to the assembled workforce and expected synergies arising from the acquisition.

Revenue and net loss attributable to each of the other fiscal 2025 business combinations, from their respective acquisition dates through January 31, 2025, were included in the Company’s consolidated statements of operations for the fiscal year ended January 31, 2025, and were not material.

Acquisition-related costs, recorded as general and administrative expenses, associated with each of the fiscal 2025 business combinations were not material during the fiscal year ended January 31, 2025.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Datavolo, as if Datavolo had been acquired as of February 1, 2023 (in thousands):

	Pro Forma
	Fiscal Year Ended January 31,
	2025	2024

	(unaudited)
Revenue	$3,626,424	$2,806,489
Net loss	$(1,324,805)	$(844,814)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of operations of Datavolo to reflect certain business combination effects, including the amortization of the acquired intangible asset, stock-based compensation, income tax impact, and acquisition-related costs incurred by the Company and Datavolo as though this business combination occurred as of February 1, 2023, the beginning of the Company’s fiscal 2024. The historical consolidated financial information in the unaudited pro forma table above has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to this business combination, reasonably estimable, and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if this business combination had taken place as of February 1, 2023.

Pro forma financial information for the other fiscal 2025 business combinations has not been presented, as the effects of each were not material to the Company’s consolidated financial statements.

Fiscal 2024

Samooha, Inc.

On December 20, 2023, the Company acquired all of the outstanding capital stock of Samooha, Inc. (Samooha), a privately-held company which developed data clean room technology that enabled multiple parties to securely collaborate on sensitive data. The Company acquired Samooha for its talent and developed technology. The Company has accounted for this transaction as a business combination.

Prior to this business combination, the Company, via one of its wholly-owned subsidiaries (Investing Subsidiary), held a noncontrolling equity interest in Samooha, which was accounted for using the Measurement Alternative with a carrying amount of $4.8 million (Previously Held Equity Interest). In connection with this business combination, the Company remeasured the Previously Held Equity Interest at the date of the acquisition and recognized a gain of $34.0 million, which was recorded in other income (expense), net on the Company’s consolidated statement of operations for the fiscal year ended January 31, 2024.

The acquisition date fair value of the purchase consideration was $219.0 million, which was comprised of the following (in thousands):

Estimated Fair Value

Cash	$5,761
Deferred cash consideration	231
Common stock(1)	174,225
Fair value of a previously held equity interest(2)	38,818
Total	$219,035
________________
(1)Approximately 0.9 million shares of the Company’s Class A common stock, issued to selling stockholders that were not affiliated with the Company, were included in the purchase consideration, and the fair values of these shares were determined based on the closing market price of $194.28 per share on the acquisition date.
(2)In connection with this business combination, the Company issued approximately 0.2 million shares of its Class A common stock to the Investing Subsidiary in exchange for the Previously Held Equity Interest. The fair values of these shares were determined based on the closing market price of $194.28 per share on the acquisition date. These shares were treated as treasury stock for accounting purposes as of January 31, 2024, and were subsequently transferred to the Company and retired during the fiscal year ended January 31, 2025.

In connection with this business combination, the Company also issued to certain of Samooha’s employees a total of 0.4 million shares of the Company’s Class A common stock in exchange for a portion of their Samooha stock. These shares are subject to vesting agreements pursuant to which the shares will vest over four years, subject to each of these employees’ continued employment with the Company or its affiliates. The $74.8 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of four years. In addition, the Company agreed to grant under its 2020 Equity Incentive Plan certain RSUs that contain both post-combination service-based and performance-based vesting conditions to eligible existing or future employees. See Note 12, “Equity,” for further discussion.

The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. During the fiscal year ended January 31, 2025, the Company recorded measurement period adjustments which did not have material impacts on goodwill. The allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$9,589
Goodwill	189,858
Developed technology intangible asset	25,000	5
Other net tangible liabilities	(345)
Deferred tax liabilities, net(1)	(5,067)
Total	$219,035
________________
(1)Deferred tax liabilities, net primarily relate to the intangible asset acquired and the amount presented is net of deferred tax assets.

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

Neeva Inc.

During the three months ended July 31, 2023, the Company acquired all of the outstanding capital stock of Neeva Inc. and its equity investee (collectively, Neeva), for $185.4 million in cash. The Company acquired Neeva primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. During each of the fiscal years ended January 31, 2025 and 2024, the Company recorded measurement period adjustments which did not have material impacts on goodwill. The allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$43,968
Goodwill	62,931
Developed technology intangible assets	83,000	5
Other net tangible liabilities	(759)
Deferred tax liabilities, net(1)	(3,713)
Total	$185,427
________________
(1)Deferred tax liabilities, net primarily relate to the intangible asset acquired and the amount presented is net of deferred tax assets.

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

Mountain US Corporation (formerly known as Mobilize.Net Corporation)

On February 10, 2023, the Company acquired all of the outstanding capital stock of Mountain US Corporation (formerly known as Mobilize.Net Corporation) (Mountain), a privately-held company which provided a suite of tools for efficiently migrating databases to the AI Data Cloud, for $76.3 million in cash. The Company acquired Mountain primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

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
________________
(1)Deferred tax liabilities, net primarily relate to the intangible asset acquired and the amount presented is net of deferred tax assets.

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

LeapYear Technologies, Inc.

On February 10, 2023, the Company acquired all of the outstanding capital stock of LeapYear Technologies, Inc. (LeapYear), a privately-held company which provided a differential privacy platform, for $62.0 million in cash. The Company acquired LeapYear primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

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
________________
(1)Deferred tax liabilities, net primarily relate to the intangible asset acquired and the amount presented is net of deferred tax assets.

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

Other Fiscal 2024 Business Combination

During the fiscal year ended January 31, 2024, the Company acquired all of the outstanding capital stock of a privately-held company for $16.6 million in cash. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase consideration based on the estimated fair values, the Company recorded $1.6 million of cash acquired, $4.9 million as a developer community intangible asset (to be amortized over an estimated useful life of five years), and $10.1 million as goodwill, which is not deductible for income tax purposes.

The excess of purchase consideration over the fair values of net tangible and identifiable assets acquired was recorded as goodwill. The Company believes the goodwill balance associated with this business combination is primarily attributed to the assembled workforce and expected synergies arising from the acquisition.

Acquisition-related costs, recorded as general and administrative expenses, associated with each of the fiscal 2024 business combinations were not material during the fiscal year ended January 31, 2024.

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

Pro forma financial information for the Mountain, LeapYear, and other fiscal 2024 business combination has not been presented, as the effects of each were not material to the Company’s consolidated financial statements.

Fiscal 2023

Applica Sp. z.o.o.

On September 23, 2022, the Company acquired all of the outstanding capital stock of Applica Sp. z.o.o. (Applica), a privately-held company which provided an artificial intelligence platform for document understanding, for $174.7 million in cash. The Company acquired Applica primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

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
________________
(1)Deferred tax liabilities, net primarily relate to the intangible asset acquired and the amount presented is net of deferred tax assets.

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

Streamlit, Inc.

On March 31, 2022, the Company acquired all of the outstanding capital stock of Streamlit, Inc. (Streamlit), a privately-held company which provided an open-source framework for creating and deploying data applications. The Company acquired Streamlit primarily for its talent and developer community. The Company has accounted for this transaction as a business combination. The acquisition date fair value of the purchase consideration was $650.8 million, which was comprised of the following (in thousands):

Estimated Fair Value

Cash	$211,839
Common stock(1)	438,916
Total	$650,755
________________
(1)Approximately 1.9 million shares of the Company’s Class A common stock were included in the purchase consideration and the fair values of these shares were determined based on the closing market price of $229.13 per share on the acquisition date.

In addition, in connection with this business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s Class A common stock in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of three years. See Note 12, “Equity,” for further discussion.

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
________________
(1)Deferred tax liabilities, net primarily relate to the intangible asset acquired and the amount presented is net of deferred tax assets.

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

Other Fiscal 2023 Business Combination

During the fiscal year ended January 31, 2023, the Company acquired all of the outstanding capital stock of a privately-held company for $10.4 million in cash. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase consideration based on the estimated fair values, the Company recorded $2.0 million as a developed technology intangible asset (to be amortized over an estimated useful life of five years), $0.3 million of net tangible assets acquired, and $8.1 million as goodwill, which is not deductible for income tax purposes.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and the three companies acquired during fiscal 2023, as if each had been acquired as of February 1, 2021 (in thousands):

Pro Forma
Fiscal Year Ended January 31, 2023

(unaudited)
Revenue	$2,067,262
Net loss	$(866,099)

The pro forma financial information for the period presented above has been calculated after adjusting the results of operations of these three acquired companies to reflect certain business combination effects, including the amortization of the acquired intangible asset, stock-based compensation, income tax impact, and acquisition-related costs incurred by the Company and these three acquired companies as though these business combinations occurred as of February 1, 2021, the beginning of the Company’s fiscal 2022. The historical consolidated financial information in the unaudited pro forma tables above has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to these business combinations, reasonably estimable, and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if these business combinations had taken place as of February 1, 2021.

8. Intangible Assets and Goodwill
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	January 31, 2025
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$277,063	$(92,033)	$185,030
Developer community	154,900	(86,472)	68,428
Assembled workforce	55,732	(36,929)	18,803
Patents	8,874	(8,005)	869
Customer relationships	4,400	(328)	4,072
Total finite-lived intangible assets	$500,969	$(223,767)	$277,202
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$278,028

	January 31, 2024
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$243,596	$(47,919)	$195,677
Developer community	154,900	(55,442)	99,458
Assembled workforce	55,732	(22,945)	32,787
Patents	8,874	(6,211)	2,663
Total finite-lived intangible assets	$463,102	$(132,517)	$330,585
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$331,411

Intangible assets are primarily acquired through business combinations. See Note 7, “Business Combinations,” for further details. In addition, during the fiscal year ended January 31, 2024, the Company also acquired $27.5 million of intangible assets, primarily consisting of assembled workforce intangible assets with a useful life of four years.

Amortization expense of intangible assets was $96.9 million, $82.2 million, and $38.8 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. Cost and accumulated amortization of fully amortized intangible assets are removed from the Company's consolidated balance sheets when they are no longer in use.

As of January 31, 2025, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
2026	$97,208
2027	93,056
2028	60,490
2029	19,851
2030	6,597
Thereafter	—
Total	$277,202
Goodwill

Changes in goodwill were as follows (in thousands):

Amount

Balance—January 31, 2023	$657,370
Additions and related adjustments(1)	318,536
Balance—January 31, 2024	975,906
Additions and related adjustments(1)	80,653
Balance—January 31, 2025	$1,056,559
________________
(1)Include measurement period adjustments related to the fair values of the assets acquired and liabilities assumed in business combinations. These adjustments did not have material impacts on goodwill. See Note 7, “Business Combinations,” for further details.

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2025	January 31, 2024

Accrued compensation	$194,630	$205,056
Accrued third-party cloud infrastructure expenses	77,944	48,571
Employee contributions under employee stock purchase plan	46,576	40,641
Liabilities associated with sales, marketing and business development programs	44,017	39,571
Accrued taxes	25,819	37,108
Employee payroll tax withheld on employee stock transactions	14,025	22,479
Accrued professional services	14,005	9,274
Accrued purchases of property and equipment	9,896	4,508
Other	88,542	39,652
Total accrued expenses and other current liabilities	$515,454	$446,860

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

The following table presents the net carrying values and fair values of each series of Notes as of January 31, 2025 (in thousands):

	Principal	Unamortized Debt Issuance Costs	Net Carrying Value	Fair Value
				Amount	Leveling

2027 Notes	$1,150,000	$13,890	$1,136,110	$1,509,295	Level 2
2029 Notes	$1,150,000	$14,581	$1,135,419	$1,539,068	Level 2

The fair value was determined based on the quoted prices of the Notes in an inactive market on the last traded day of the fiscal quarter and has been classified as Level 2 in the fair value hierarchy.

Amortization of debt issuance costs was not material for the fiscal year ended January 31, 2025.

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

The Company elected to integrate the Capped Calls with the Notes for income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the premiums paid for the purchases of the Capped Calls are deductible for income tax purposes over the term of the Notes.

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

The components of lease costs and other information related to leases were as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

Operating lease costs	$59,943	$52,892	$46,240
Variable lease costs	14,477	11,667	7,906
Sublease income	(7,539)	(11,943)	(12,782)
Total lease costs	$66,881	$52,616	$41,364

Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

Cash payments included in the measurement of operating lease liabilities—operating cash flows	$47,711	$40,498	$42,342
Operating lease liabilities arising from obtaining right-of-use assets	$148,181	$56,037	$72,158

Weighted-average remaining lease term and discount rate for the Company’s operating leases were as follows:

	January 31, 2025	January 31, 2024

Weighted-average remaining lease term (years)	7.7	7.5
Weighted-average discount rate	6.2%	6.1%

The total remaining lease payments under non-cancelable operating leases and lease receipts for subleases as of January 31, 2025 were as follows (in thousands):

	Operating Leases	Subleases	Total
Fiscal Year Ending January 31,
2026	$22,278	$(5,774)	$16,504
2027	70,409	(5,960)	64,449
2028	73,003	(6,153)	66,850
2029	61,339	(6,351)	54,988
2030	69,728	(3,235)	66,493
Thereafter	260,669	—	260,669
Total lease payments (receipts)	$557,426	$(27,473)	$529,953
Less: imputed interest	(143,685)
Present value of operating lease liabilities	$413,741

Lease payments presented above exclude $47.8 million of legally-binding lease commitments, net of tenant incentives expected to be received, for leases signed but not yet commenced as of January 31, 2025. These leases will commence on various dates starting in fiscal 2026 with lease terms ranging from 5.3 years to 12.8 years.

Other Contractual Commitments

Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level.

Future minimum payments under the Company’s non-cancelable purchase commitments with a remaining term in excess of one year as of January 31, 2025 are presented in the table below (in thousands):

	Amount
Fiscal Year Ending January 31,
2026	$569,771
2027	577,133
2028	655,709
2029	964,554	(1)(2)
2030 and thereafter	—
Total	$2,767,167
________________
(1)Includes $755.3 million of remaining non-cancelable contractual commitments as of January 31, 2025 related to one of the Company’s third-party cloud infrastructure agreements, under which the Company committed to spend an aggregate of at least $1.0 billion between June 2023 and May 2028 with no minimum purchase commitment during any year. The Company is required to pay the difference if it fails to meet the minimum purchase commitment by May 2028 and such payment can be applied to qualifying expenditures for cloud infrastructure services for up to twelve months after May 2028.
(2)Also includes $208.3 million of remaining non-cancelable contractual commitments as of January 31, 2025 related to another one of the Company’s third-party cloud infrastructure agreements, under which the Company committed to spend an aggregate of at least $250.0 million between January 2024 and December 2028 with no minimum purchase commitment during any year. The Company is required to pay the difference if it fails to meet the minimum purchase commitment by December 2028.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the fiscal years ended January 31, 2025, 2024, and 2023.

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

The Company is appealing the ruling to the Board of the NLRB. The Company believes it is reasonably possible that a loss could ultimately result from an unfavorable outcome and that an estimate of the potential range of loss is between zero and $25 million, plus interest. No material loss accrual was recorded on the Company’s consolidated balance sheets as of January 31, 2025 and 2024, because management believes the likelihood of material loss resulting from this charge is not probable given the further appellate proceedings that are due to take place.

On February 29, 2024, a stockholder class action lawsuit was filed against the Company, the Company’s former Chief Executive Officer, and the Company’s Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. On October 28, 2024, an amended complaint was filed by the lead plaintiff. On December 23, 2024, the Company filed a motion to dismiss the amended complaint. On January 29, 2025, the lead plaintiff informed the Company that it would seek leave to file a second amended complaint rather than respond to the motion to dismiss. On February 7, 2025, the Court ordered the lead plaintiff to file a second amended complaint by April 7, 2025. The Company plans to file a motion to dismiss the second amended complaint on or before the responsive pleading deadline. In addition, since the filing of the class action lawsuit, four additional complaints containing securities derivative claims have been filed against the Company and certain of the Company’s directors and executive officers alleging similar violations. The derivative claims have been stayed pending resolution of the anticipated motion to dismiss the class action lawsuit. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company and the other defendants intend to vigorously defend against the claims in these actions.

On June 13, 2024, a class action was filed in the United States District Court for the District of Montana against the Company alleging that the Company failed to take reasonable measures to secure systems that contained consumer data, thereby allowing threat actors to access and exfiltrate personally identifiable information. In the months that followed, numerous additional class actions making the same or similar allegations were filed in the United States and Canada against the Company and/or customers whose consumer or employee data was exfiltrated. Among other claims, the complaints assert common law claims for negligence, breach of fiduciary duty, breach of implied contract, and unjust enrichment, as well as statutory claims, and seek an unspecified amount of damages, attorneys’ fees and costs, as well as injunctive relief. On October 4, 2024, an order was issued by the United States Judicial Panel on Multidistrict Litigation combining the class actions filed in the United States into a multidistrict litigation in the District of Montana. On February 3, 2025, plaintiffs filed their representative complaint. On March 11, 2025, plaintiffs were granted up to and including March 21, 2025 to file an amended representative complaint to address pleading deficiencies identified by defendants. Defendants, including the Company, are required to respond, which response may include moving to dismiss or compel arbitration, within 35 days of the filing of any amended representative complaint. In addition to the multidistrict litigation, two class actions are pending in the United States District Court for the Central District of California and the Supreme Court of British Columbia, respectively. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend against the claims in these actions.

In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

Letters of Credit—As of January 31, 2025, the Company had a total of $15.6 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, non-employee directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the fiscal years ended January 31, 2025, 2024, and 2023, losses recorded in the consolidated statements of operations in connection with the indemnification provisions, where the Company is an indemnifying party, were not material.

12. Equity
Preferred Stock—The Company’s amended and restated certificate of incorporation authorized the issuance of 200.0 million shares of undesignated preferred stock with a par value of $0.0001 per share and with rights and preferences, including voting rights, designated from time to time by the board of directors. No preferred stock was outstanding during any periods presented.

Common Stock—The Company has two classes of common stock authorized: Class A common stock and Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, converting, and transfer rights, and have a par value of $0.0001 per share. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors. No Class B common stock was outstanding during any periods presented.

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	January 31, 2025	January 31, 2024

2012 Equity Incentive Plan:
Options outstanding	20,067	26,767
Restricted stock units outstanding	—	789
2020 Equity Incentive Plan:
Options outstanding	1,586	602
Restricted stock units outstanding	24,790	20,168
Shares available for future grants	64,834	59,371
2020 Employee Stock Purchase Plan:
Shares available for future grants	16,446	13,764
Total shares of common stock reserved for future issuance	127,723	121,461

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

The following table summarizes the stock repurchase activity under the Company’s stock repurchase program (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2025	2024

Number of shares repurchased	14,765	4,012
Weighted-average price per share(1)	$130.87	$147.49
Aggregate purchase price(1)	$1,932,164	$591,673
________________
(1)Excludes transaction costs associated with the repurchases.

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

As of January 31, 2025, $2.0 billion remained available for future stock repurchases under the stock repurchase program (exclusive of any transaction costs associated with repurchases). The first 0.5 million shares repurchased during the fiscal year ended January 31, 2024 were recorded in treasury stock as a reduction to the stockholders’ equity on the consolidated balance sheets. All shares of Class A common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price (including associated transaction costs) over par value was recorded entirely to retained earnings (accumulated deficit) on the consolidated balance sheets.

Treasury Stock—As described above, 0.5 million shares were repurchased under the Company’s authorized stock repurchase program and recorded in treasury stock, of which 56,000 and 8,000 shares were reissued upon settlement of equity awards during the fiscal years ended January 31, 2025 and 2024, respectively.

In addition, during the fiscal year ended January 31, 2024, in connection with the Samooha business combination as discussed in Note 7, “Business Combinations,” the Company issued approximately 0.2 million shares of its Class A common stock to one of its wholly-owned subsidiaries in exchange for a noncontrolling equity interest in Samooha that was held by the subsidiary prior to this business combination. These shares were treated as treasury stock for accounting purposes as of January 31, 2024, and were subsequently transferred to the Company and retired during the fiscal year ended January 31, 2025.

Equity Incentive Plans—The Company’s 2020 Equity Incentive Plan (2020 Plan) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of equity compensation (collectively, equity awards). All shares that remain available for future grants are under the 2020 Plan.

The Company’s 2012 Equity Incentive Plan (2012 Plan) provided for the grant of equity awards to employees, non-employee directors, and other service providers of the Company. The 2012 Plan was terminated in September 2020 in connection with the Company’s initial public offering (IPO) but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2012 Plan. Upon the expiration, forfeiture, cancellation, or reacquisition of any shares of common stock underlying outstanding equity awards granted under the 2012 Plan, an equal number of shares of Class A common stock will become available for grant under the 2020 Plan. No further equity awards will be granted under the 2012 Plan.

A total of 34.1 million shares of the Company’s Class A common stock was initially reserved for issuance under the 2020 Plan in addition to (i) any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2020 Plan and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 78.8 million. On February 1, 2024, the shares available for future grants under the 2020 Plan were automatically increased by 16.7 million shares pursuant to the provision described in the preceding sentence.

The Company’s 2020 Employee Stock Purchase Plan (2020 ESPP) authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 5.7 million shares of the Company’s Class A common stock was initially reserved for future issuance under the 2020 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the 2020 ESPP. On February 1, 2024, the shares available for future grants under the 2020 ESPP were automatically increased by 3.3 million shares pursuant to the provision described in the preceding sentence. The price at which Class A common stock is purchased under the 2020 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower. Offering periods are generally six months long and begin on the first trading day on or after March 15 and September 15 of each year, except for the first two offering periods. The initial offering period began on September 15, 2020 and ended on February 26, 2021. The second offering period began on March 1, 2021 and ended on September 14, 2021.

Stock Options—Stock options granted under the 2012 Plan and the 2020 Plan (collectively, the Plans) generally vest based on continued service over four years and expire ten years from the date of grant. Certain stock options granted under the 2012 Plan are exercisable at any time following the date of grant and expire ten years from the date of grant.

A summary of stock option activity during the fiscal years ended January 31, 2025, 2024, and 2023 is as follows:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2022	42,043	$7.53	6.9	$11,283,299
Granted	642	$207.56
Exercised	(6,118)	$6.50
Canceled	(713)	$8.02
Balance—January 31, 2023	35,854	$11.27	5.9	$5,237,549
Exercised	(8,357)	$6.84
Canceled	(128)	$70.59
Balance—January 31, 2024	27,369	$12.35	5.0	$5,023,664
Granted	1,037	$163.17
Exercised	(6,608)	$6.79
Canceled	(145)	$78.83
Balance—January 31, 2025	21,653	$20.83	4.2	$3,493,648
Vested and expected to vest as of January 31, 2025	21,653	$20.83	4.2	$3,493,648
Exercisable as of January 31, 2025	20,645	$13.53	4.1	$3,478,059

The weighted-average grant-date fair value of options granted during the fiscal years ended January 31, 2025 and 2023 was $79.16 and $101.66 per share, respectively. No options were granted during the fiscal year ended January 31, 2024. The intrinsic value of options exercised during the fiscal years ended January 31, 2025, 2024, and 2023 was $913.9 million, $1.3 billion, and $1.0 billion, respectively. The aggregate grant-date fair value of options that vested during the fiscal years ended January 31, 2025, 2024, and 2023 was $31.2 million, $42.3 million, and $79.1 million, respectively.

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

Equity-classified RSUs granted under the 2020 Plan include those that only contain a service-based vesting condition that is typically satisfied over four years, and the related stock-based compensation for these RSUs is recognized on a straight-line basis over the requisite service period. In addition, under the 2020 Plan, the Company granted 0.8 million and 0.5 million equity-classified RSUs (Leadership PRSUs) to its executive officers and certain other members of its senior leadership team during the fiscal years ended January 31, 2025 and 2024, respectively. These Leadership PRSUs were granted at 120% of the target number of these awards, representing the maximum number of Leadership PRSUs that may be eligible to vest over their full term, and have both service-based and performance-based vesting conditions. The service-based vesting condition for these Leadership PRSUs is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance targets set by the compensation committee of the board of directors of the Company. The ultimate number of the Leadership PRSUs eligible to vest ranges between 0% to 120% of the target number of the Leadership PRSUs based on the weighted-average achievement of such Company annual performance metrics for the respective fiscal year. Stock-based compensation associated with these Leadership PRSUs is recognized using an accelerated attribution method over the requisite service period, based on the Company’s periodic assessment of the probability that the performance condition will be achieved. Stock-based compensation recognized for these Leadership PRSUs was $60.2 million and $30.8 million for the fiscal years ended January 31, 2025 and 2024, respectively.

A summary of equity-classified RSUs activity during the fiscal years ended January 31, 2025, 2024, and 2023 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share

Unvested Balance—January 31, 2022	9,612	$180.08
Granted	10,788	$180.65
Vested	(3,348)	$165.30
Forfeited	(1,492)	$206.02
Unvested Balance—January 31, 2023	15,560	$181.17
Granted	12,706	$158.28
Vested	(6,810)	$172.38
Forfeited	(1,881)	$176.44
Unvested Balance—January 31, 2024	19,575	$169.82
Granted	17,096	$142.07
Vested	(9,900)	$168.04
Forfeited	(3,367)	$163.07
Performance adjustment(1)	(50)	$139.58
Unvested Balance—January 31, 2025	23,354	$151.30
________________
(1)Represents an adjustment in the number of shares outstanding, with regards to Leadership PRSUs granted during the fiscal year ended January 31, 2024, based on the actual achievement of the associated Company annual performance targets for fiscal 2024.

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

Once granted, Acquisition PRSUs are initially liability-classified and recorded in other liabilities on the Company’s consolidated balance sheets, as the monetary value of the obligation under each potential outcome of the performance condition is predominantly based on a fixed monetary amount known at inception and will be settled in a variable number of shares. Subsequently, these awards are remeasured to the fair value at each reporting date until the number of Acquisition PRSUs eligible to vest is fixed, at which time these awards will be reclassified to equity. Stock-based compensation associated with these awards is recognized based on the probable outcome of the performance condition, using an accelerated attribution method over the requisite service period, with a cumulative catch-up adjustment recognized for changes in the fair value estimated at each reporting date. As of January 31, 2025 and 2024, the liabilities associated with these Acquisition PRSUs were $11.1 million and $0.5 million, respectively. The Company recognized stock-based compensation of $10.6 million and $0.5 million associated with these Acquisition PRSUs for the fiscal years ended January 31, 2025 and 2024, respectively.

A summary of liability-classified RSUs activity during the fiscal years ended January 31, 2025 and 2024 is as follows:

Number of Shares (in thousands)

Unvested Balance—January 31, 2023	—
Granted(1)	1,382
Unvested Balance—January 31, 2024	1,382
Granted(1)	118
Forfeited	(64)
Unvested Balance—January 31, 2025	1,436
________________
(1)Represents the maximum number of Acquisition PRSUs that may be eligible to vest with respect to these awards over their full term.

Restricted Common Stock—From time to time, the Company has granted restricted common stock outside of the Plans. Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

A summary of restricted common stock activity outside of the Plans during the fiscal years ended January 31, 2025, 2024, and 2023 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share

Unvested Balance—January 31, 2022	380	$2.11
Granted	409	$229.13
Vested	(361)	$2.10
Unvested Balance—January 31, 2023	428	$219.26
Granted	385	$194.28
Vested	(142)	$199.28
Unvested Balance—January 31, 2024	671	$209.15
Granted	445	$162.15
Vested	(219)	$213.81
Forfeited	(76)	$226.91
Unvested Balance—January 31, 2025	821	$180.82

During the fiscal year ended January 31, 2025, in connection with the Datavolo business combination, the Company issued to certain of Datavolo’s employees a total of 0.4 million shares of the Company’s Class A common stock in exchange for a portion of their Datavolo stock. These shares are subject to vesting agreements pursuant to which the shares will vest over four years, subject to each of these employees’ continued employment with the Company or its affiliates. The $64.6 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of four years. As of January 31, 2025, all 0.4 million shares remained unvested.

During the fiscal year ended January 31, 2024, in connection with the Samooha business combination, the Company issued to certain of Samooha’s employees a total of 0.4 million shares of the Company’s Class A common stock in exchange for a portion of their Samooha stock. These shares are subject to vesting agreements pursuant to which the shares will vest over four years, subject to each of these employees’ continued employment with the Company or its affiliates. The $74.8 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of four years. As of January 31, 2025 and 2024, 0.3 million and 0.4 million shares remained unvested, respectively.

During the fiscal year ended January 31, 2023, in connection with the Streamlit business combination, the Company issued to Streamlit’s three founders a total of 0.4 million shares of the Company’s common stock outside of the Plans in exchange for a portion of their Streamlit stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each founder’s continued employment with the Company or its affiliates. The $93.7 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of three years. As of January 31, 2025 and 2024, 0.1 million and 0.3 million shares remained unvested, respectively.

See Note 7, “Business Combinations,” for further details.

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the grant-date fair values of stock options granted to employees during the fiscal years ended January 31, 2025 and 2023:

	Fiscal Year Ended January 31,
	2025	2023

Expected term (in years)	4.8 - 6.0	6.0
Expected volatility	56.6% - 56.7%	50.0%
Risk-free interest rate	4.2% - 4.4%	1.8%
Expected dividend yield	—%	—%

No stock options were granted during the fiscal year ended January 31, 2024.

In addition, for the stock option granted during the fiscal year ended January 31, 2025, the shares to be issued upon exercise are subject to a one-year holding period. As such, the Company applied a 7.6% discount for lack of marketability to the fair value estimated using the Black-Scholes option-pricing model, based on the assumptions included in the table above.

The following table summarizes the assumptions used in estimating the fair values of ESPP Rights granted under the 2020 ESPP during the fiscal years ended January 31, 2025, 2024, and 2023:

	Fiscal Year Ended January 31,
	2025	2024	2023

Expected term (in years)	0.5	0.5	0.5
Expected volatility	46.3% - 49.6%	48.4% - 71.3%	58.9% - 74.8%
Risk-free interest rate	4.5% - 5.4%	4.7% - 5.5%	0.9% - 3.8%
Expected dividend yield	—%	—%	—%

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

Expected volatility—In fiscal 2023 and 2024, the Company used the average volatility of its Class A common stock and the stocks of a peer group of representative public companies to develop an expected volatility assumption. During the fiscal year ended January 31, 2025, the Company began using the average of (i) the historical volatility of its Class A common stock, and (ii) the implied volatility from publicly traded options on its Class A common stock to develop an expected volatility assumption.

Risk-free interest rate—Risk-free rate is estimated based upon quoted market yields for the United States Treasury debt securities for a term consistent with the expected life of the awards in effect at the time of grant.

Expected dividend yield—Because the Company has never paid and has no intention to pay cash dividends on common stock, the expected dividend yield is zero.

Fair value of underlying common stock—The fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the New York Stock Exchange.

The following table summarizes the assumptions used in estimating the fair value of liability-classified Acquisition PRSUs as of January 31, 2025 and 2024:

	January 31, 2025	January 31, 2024

Expected volatility	50.0%	60.0%
Risk-free interest rate	4.2%	4.0%

Expected volatility—In fiscal 2024, expected volatility was estimated based on the historical volatility of the Company’s Class A common stock. During the fiscal year ended January 31, 2025, the Company began using the average of (i) the historical volatility of its Class A common stock, and (ii) the implied volatility from publicly traded options on its Class A common stock to develop an expected volatility assumption.

Risk-free interest rate—Risk-free rate is estimated based upon quoted market yields for the United States Treasury debt securities for a term that approximates the period from the reporting date to January 31, 2027.

Stock-based compensation included in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

Cost of revenue	$142,163	$123,363	$106,302
Sales and marketing	331,807	299,657	246,811
Research and development	852,027	644,928	407,524
General and administrative	153,317	100,067	100,896
Stock-based compensation, net of amounts capitalized	1,479,314	1,168,015	861,533
Capitalized stock-based compensation	38,493	48,830	29,417
Total stock-based compensation	$1,517,807	$1,216,845	$890,950

As of January 31, 2025, total compensation cost related to unvested awards not yet recognized was $3.5 billion, which will be recognized over a weighted-average period of 2.8 years.

13. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

U.S.	$(1,341,798)	$(875,703)	$(851,538)
Foreign	56,699	26,480	35,545
Loss before income taxes	$(1,285,099)	$(849,223)	$(815,993)

The provision for (benefit from) income taxes consists of the following (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

Current provision:
State	$806	$754	$626
Foreign	10,978	14,775	7,571
Deferred benefit:
Federal	(6,294)	(15,376)	(21,647)
State	(1,011)	(4,700)	(4,410)
Foreign	(366)	(6,686)	(607)
Provision for (benefit from) income taxes	$4,113	$(11,233)	$(18,467)

The effective income tax rate differs from the federal statutory income tax rate applied to the loss before income taxes due to the following (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

Income tax benefit computed at federal statutory rate	$(269,871)	$(178,337)	$(171,359)
State taxes, net of federal benefit	33,910	26,380	14,948
Research and development credits	(133,266)	(101,725)	(58,136)
Stock-based compensation	(7,667)	(148,600)	(71,295)
Change in valuation allowance	363,422	371,767	213,532
IRC Section 59A waived deductions	—	11,550	49,476
Other	17,585	7,732	4,367
Provision for (benefit from) income taxes	$4,113	$(11,233)	$(18,467)

A valuation allowance has been recognized to offset the Company’s deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized. As of January 31, 2025 and 2024, the Company believes it is more likely than not that its U.S. and U.K. deferred tax assets will not be fully realizable and continues to maintain a full valuation allowance against these net deferred tax assets.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are shown below (in thousands):

	January 31, 2025	January 31, 2024

Deferred tax assets:
Net operating losses carryforwards	$1,707,649	$1,673,213
Capitalized research and development	725,823	420,491
Tax credit carryforwards	511,504	376,804
Operating lease liabilities	104,517	54,008
Deferred revenue	95,779	82,683
Capped call transactions	45,032	—
Stock-based compensation	36,044	109,446
Net unrealized losses on strategic investments	6,143	2,443
Other	50,790	31,776
Total deferred tax assets	3,283,281	2,750,864
Less: valuation allowance	(3,104,505)	(2,621,009)
Net deferred tax assets	178,776	129,855
Deferred tax liabilities:
Intangible assets	(27,481)	(39,173)
Deferred commissions	(56,662)	(41,609)
Operating lease right-of-use assets	(94,997)	(48,629)
Other	(234)	(1,326)
Total deferred tax liabilities	(179,374)	(130,737)
Net deferred tax liabilities	$(598)	$(882)

The valuation allowance was $3.1 billion and $2.6 billion as of January 31, 2025 and 2024, respectively, primarily relating to U.S. federal and state net operating loss carryforwards, capitalized research and development, and tax credit carryforwards. The valuation allowance increased $483.5 million during the fiscal year ended January 31, 2025, primarily due to increased capitalized research and development and tax credit carryforwards. The valuation allowance increased $520.4 million and $241.9 million during the fiscal years ended January 31, 2024 and 2023, respectively, primarily due to increased capitalized research and development, U.S. federal and state net operating loss carryforwards, and tax credit carryforwards.

As of January 31, 2025, the Company had U.S. federal, state, and foreign net operating loss carryforwards of $6.2 billion, $6.0 billion, and $178.0 million, respectively. Of the $6.2 billion U.S. federal net operating loss carryforwards, $6.1 billion may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remaining $0.1 billion will begin to expire in 2032. The state net operating loss carryforwards begin to expire in 2026. Of the $178.0 million foreign net operating loss carryforwards, $165.2 million may be carried forward indefinitely, and the remaining $12.8 million will begin to expire in 2027. As of January 31, 2025, the Company also had federal and state tax credits of $482.9 million and $212.2 million, respectively. The federal tax credit carryforwards will expire beginning in 2032 if not utilized. The state tax credit carryforwards do not expire. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Foreign withholding taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of January 31, 2025 due to the Company’s intention to permanently reinvest such earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The following table shows the changes in the gross amount of unrecognized tax benefits (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

Beginning balance	$115,253	$75,180	$57,715
Increases based on tax positions during the prior period	655	12,708	1,816
Increases based on tax positions during the current period	35,752	27,365	15,649
Ending balance	$151,660	$115,253	$75,180

There were no interest and penalties associated with unrecognized income tax benefits for each of the fiscal years ended January 31, 2025, 2024, and 2023.

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

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various international jurisdictions. Tax years 2012 and forward generally remain open for examination for federal and state tax purposes. Tax years 2020 and forward generally remain open for examination for foreign tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards at January 31, 2025 and 2024 will remain subject to examination until the respective tax year is closed.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on stock repurchases. For the fiscal year ended January 31, 2025, the Inflation Act had no material impact to the Company, including its stock repurchase program.

14. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. Class A common stockholders (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2025	2024	2023

Numerator:
Net loss	$(1,289,212)	$(837,990)	$(797,526)
Less: net loss attributable to noncontrolling interest	(3,572)	(1,893)	(821)
Net loss attributable to Snowflake Inc. Class A common stockholders	$(1,285,640)	$(836,097)	$(796,705)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	332,707	328,001	318,730
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(3.86)	$(2.55)	$(2.50)

No Class B common stock was outstanding during any periods presented.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

RSUs	24,790	20,957	15,560
Stock options	21,653	27,369	35,854
Shares underlying the conversion option in the Notes	14,603	—	—
Unvested restricted common stock and early exercised stock options	821	671	446
ESPP Rights	569	284	265
Total	62,436	49,281	52,125

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

15. Related Party Transactions
A member of the Company’s board of directors currently serves as the Chief Executive Officer of a privately-held company (Related Party), which has been the Company’s customer since 2018. In January 2024, the Company renewed its customer agreement with the Related Party for a term of two years with a total contract value of $22.5 million. In November 2024, an additional customer agreement was entered into with the Related Party for a term of 13 months with a total contract value of $1.5 million. With respect to the Related Party, the Company recognized $12.9 million, $6.8 million, and $3.7 million of revenue for the fiscal years ended January 31, 2025, 2024 and 2023, respectively, and had an accounts receivable balance due from the Related Party of $1.8 million and $5.0 million as of January 31, 2025 and 2024, respectively.

In March 2024, as a minority investor, the Company made a strategic investment of approximately $5.0 million by purchasing non-marketable equity securities issued by the Related Party.

16. Subsequent Event
Subsequent to January 31, 2025, and through March 21, 2025, the Company repurchased 3.2 million shares of its outstanding common stock for an aggregate purchase price of $490.6 million, excluding transaction costs associated with the repurchases, at a weighted-average price of $152.63 per share. All repurchases were made in open market transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of January 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2025. The effectiveness of our internal control over financial reporting as of January 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION
Trading Plans

During our last fiscal quarter, our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of the Company’s securities as set forth in the table below.

Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock Subject to Trading Arrangement	Expiration Date
Christian Kleinerman, EVP, Product Management	Adopted	December 19, 2024	X		199,438(1)	March 31, 2026
Christopher W. Degnan, Chief Revenue Officer	Adopted	December 20, 2024	X		149,500(2)	April 30, 2026
Michael L. Speiser, Director	Adopted	December 27, 2024	X		1,217,784	March 31, 2027
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(1)The actual number of shares subject to the trading arrangement under the Rule 10b5-1 Plan is expected to be different due to: (i) our withholding of certain shares to satisfy tax withholding obligations in connection with the vesting of restricted stock units; (ii) the amount of restricted stock units acquired following determination of the achievement of pre-established financial performance goals for fiscal year 2025; and (iii) the amount of whole shares distributed in connection with the vesting of restricted stock units due to rounding.
(2)The trading arrangement provides for gifts of up to 34,500 shares of our common stock.

Changes to Compensatory Arrangements

On March 19, 2025, we entered into a letter agreement and a consulting agreement attached as an exhibit thereto with Christopher W. Degnan (collectively, the Transition and Consulting Agreements), setting forth the terms of Mr. Degnan’s continued employment with us and his subsequent advisory role following his resignation as our Chief Revenue Officer on March 14, 2025 (Transition Date). The Transition and Consulting Agreements provide that, among other things: (i) during the period beginning on the Transition Date and ending on the last day of his employment, which will be no later than December 31, 2025 (Separation Date), Mr. Degnan will continue to be employed and will continue to receive his salary and remain eligible for participation in our corporate bonus plan and standard benefits, and his outstanding equity awards will continue to vest, (ii) subject to the conditions set forth therein, in the event that the Separation Date occurs before December 31, 2025, Mr. Degnan will be entitled to certain severance benefits, and (iii) following the Separation Date, Mr. Degnan will serve as an independent contractor for a six-month term and his outstanding equity awards will continue to vest in accordance with their terms during such period.

The foregoing description of the Transition and Consulting Agreements does not purport to be complete and is qualified in its entirety by reference to the Transition and Consulting Agreements, which are attached hereto as Exhibit 10.20 and are incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025 (2025 Proxy Statement).

We maintain a Global Code of Conduct and Ethics that applies to all our employees, officers, contractors, and directors, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of our Global Code of Conduct and Ethics is posted on our website at www.investors.snowflake.com under “Governance.” We intend to disclose on our website set forth above any future amendments to, or waivers from, our Global Code of Conduct and Ethics that are required to be disclosed under Item 5.05 of Form 8-K within four business days following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the 2025 Proxy Statement.

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

c.Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	9/18/2020
3.2	Amended and Restated Bylaws of Snowflake Inc.	8-K	001-39504	3.1	11/29/2023
3.3	Certificate of Retirement.	8-K	001-39504	3.1	3/3/2021
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-248280	4.1	9/8/2020
4.2	Description of Securities.	10-K	001-39504	4.3	3/30/2022
4.3	Indenture, dated as of September 27, 2024, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39504	4.1	9/27/2024
4.4	First Supplemental Indenture, dated as of November 22, 2024, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.	10-Q	001-39504	4.5	11/27/2024
4.5	Form of Global Note, representing Snowflake Inc.’s 0% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-39504	4.2	9/27/2024
4.6	Indenture, dated as of September 27, 2024, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39504	4.3	9/27/2024
4.7	First Supplemental Indenture, dated as of November 22, 2024, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.	10-Q	001-39504	4.6	11/27/2024
4.8	Form of Global Note, representing Snowflake Inc.’s 0% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.6).	8-K	001-39504	4.4	9/27/2024
10.1+	Snowflake Inc. 2012 Equity Incentive Plan.	S-1	333-248280	10.3	8/24/2020
10.2+	Forms of Option Agreement, Stock Option Grant Notice, and Notice of Exercise under 2012 Equity Incentive Plan.	S-1	333-248280	10.4	8/24/2020
10.3+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan.	S-1	333-248280	10.5	8/24/2020
10.4+	Snowflake Inc. 2020 Equity Incentive Plan.	S-1/A	333-248280	10.6	9/8/2020
10.5+	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under 2020 Equity Incentive Plan.	10-Q	001-39504	10.2	8/29/2024

10.6+	Forms of Global RSU Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.					X
10.7+	Snowflake Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-248280	10.9	9/8/2020
10.8+	Form of Indemnification Agreement entered into by and between Snowflake and each director and executive officer.	S-1	333-248280	10.10	8/24/2020
10.9+	Amended and Restated Offer Letter by and between Snowflake Inc. and Sridhar Ramaswamy, dated February 27, 2024.	8-K	001-39504	10.1	2/28/2024
10.10+	Confirmatory Offer Letter by and between Snowflake Inc. and Frank Slootman, dated August 23, 2023.	8-K	001-39504	10.1	8/23/2023
10.11+	Confirmatory Offer Letter by and between Snowflake Inc. and Michael P. Scarpelli, dated August 23, 2023.	8-K	001-39504	10.2	8/23/2023
10.12+	Confirmatory Offer Letter by and between Snowflake Inc. and Christopher W. Degnan, dated August 23, 2023.	8-K	001-39504	10.3	8/23/2023
10.13+	Confirmatory Offer Letter by and between Snowflake Inc. and Benoit Dageville, dated August 23, 2023.	8-K	001-39504	10.4	8/23/2023
10.14+	Confirmatory Offer Letter by and between Snowflake Inc. and Christian Kleinerman, dated August 23, 2023.	8-K	001-39504	10.6	8/23/2023
10.15+	Confirmatory Offer Letter by and between Snowflake Inc. and Vivek Raghunathan, dated September 26, 2024.	10-Q	001-39504	10.2	11/27/2024
10.16+	Offer Letter by and between Snowflake Inc. and Michael Gannon, dated March 4, 2025.					X
10.17+	Severance and Change in Control Plan and related participation agreement.	8-K	001-39504	10.7	8/23/2023
10.18+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39504	10.1	8/29/2024
10.19+	Consulting Agreement between Snowflake Inc. and Michael P. Scarpelli, dated February 25, 2025.	8-K	001-39504	10.1	2/26/2025
10.20+	Letter Agreement and Consulting Agreement between Snowflake Inc. and Christopher W. Degnan, dated March 19, 2025.					X
10.21+	Cash Incentive Bonus Plan.	S-1	333-248280	10.19	8/24/2020
10.22	Form of Confirmation for Capped Call Transactions.	8-K	001-39504	10.1	9/27/2024
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of Snowflake Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Incentive Compensation Recoupment Policy.	10-K	001-39504	97.1	3/26/2024

101
The following financial information from Snowflake Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.
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

Date: March 21, 2025

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

Signature	Title	Date
/s/ Sridhar Ramaswamy	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2025
Sridhar Ramaswamy

/s/ Michael P. Scarpelli	Chief Financial Officer (Principal Financial Officer)	March 21, 2025
Michael P. Scarpelli

/s/ Emily Ho	Chief Accounting Officer (Principal Accounting Officer)	March 21, 2025
Emily Ho

/s/ Frank Slootman	Chairman of the Board	March 21, 2025
Frank Slootman

/s/ Benoit Dageville	Director	March 21, 2025
Benoit Dageville

/s/ Teresa Briggs	Director	March 21, 2025
Teresa Briggs

/s/ Jeremy Burton	Director	March 21, 2025
Jeremy Burton

/s/ Mark S. Garrett	Director	March 21, 2025
Mark S. Garrett

/s/ Kelly A. Kramer	Director	March 21, 2025
Kelly A. Kramer

/s/ Mark D. McLaughlin	Director	March 21, 2025
Mark D. McLaughlin

/s/ Michael L. Speiser	Director	March 21, 2025
Michael L. Speiser

/s/ Jayshree V. Ullal	Director	March 21, 2025
Jayshree V. Ullal