Form 10-Q
period 2025-04-30
Snowflake Inc.
filed 2025-05-30
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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

As of May 8, 2025, there were 333.7 million shares of the registrant’s Class A common stock, par value of $0.0001 per share, outstanding.

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
•Our growth depends on the development, expansion, and success of our partner relationships.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	April 30, 2025	January 31, 2025

Assets
Current assets:
Cash and cash equivalents	$2,243,083	$2,628,798
Short-term investments	1,667,601	2,008,873
Accounts receivable, net	530,517	922,805
Deferred commissions, current	104,187	97,662
Prepaid expenses and other current assets	240,586	211,234
Total current assets	4,785,974	5,869,372
Long-term investments	956,144	656,476
Property and equipment, net	290,332	296,393
Operating lease right-of-use assets	261,971	359,439
Goodwill	1,056,559	1,056,559
Intangible assets, net	253,944	278,028
Deferred commissions, non-current	182,761	183,967
Other assets	369,722	333,704
Total assets	$8,157,407	$9,033,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$155,263	$169,767
Accrued expenses and other current liabilities	528,380	515,454
Operating lease liabilities, current	37,098	35,923
Deferred revenue, current	2,309,803	2,580,039
Total current liabilities	3,030,544	3,301,183
Convertible senior notes, net	2,273,600	2,271,529
Operating lease liabilities, non-current	377,065	377,818
Deferred revenue, non-current	13,724	15,501
Other liabilities	47,620	61,264
Total liabilities	5,742,553	6,027,295
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of each April 30, 2025 and January 31, 2025	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized, 334,064 and 334,301 shares issued as of April 30, 2025 and January 31, 2025, respectively; 333,638 and 333,865 shares outstanding as of April 30, 2025 and January 31, 2025, respectively; 185,461 Class B shares authorized, zero shares issued and outstanding as of each April 30, 2025 and January 31, 2025	34	34
Treasury stock, at cost; 426 and 436 shares held as of April 30, 2025 and January 31, 2025, respectively	(58,153)	(59,505)
Additional paid-in capital	10,672,455	10,355,211
Accumulated other comprehensive loss	8,171	(2,236)
Accumulated deficit	(8,214,507)	(7,293,575)
Total Snowflake Inc. stockholders’ equity	2,408,000	2,999,929
Noncontrolling interest	6,854	6,714
Total stockholders’ equity	2,414,854	3,006,643
Total liabilities and stockholders’ equity	$8,157,407	$9,033,938
See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2025	2024

Revenue	$1,042,074	$828,709
Cost of revenue	348,786	272,517
Gross profit	693,288	556,192
Operating expenses:
Sales and marketing	458,554	400,822
Research and development	472,404	410,794
General and administrative	209,587	93,148
Total operating expenses	1,140,545	904,764
Operating loss	(447,257)	(348,572)
Interest income	53,163	54,779
Interest expense	(2,071)	—
Other expense, net	(28,058)	(21,302)
Loss before income taxes	(424,223)	(315,095)
Provision for income taxes	5,729	2,721
Net loss	(429,952)	(317,816)
Less: net income (loss) attributable to noncontrolling interest	140	(828)
Net loss attributable to Snowflake Inc.	$(430,092)	$(316,988)
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(1.29)	$(0.95)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	332,657	333,584

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024

Net loss	$(429,952)	$(317,816)
Other comprehensive income (loss):
Cash flow hedges:
Change in net unrealized gains (losses)	8,787	(52)
Net realized (gains) losses reclassified into net loss	(608)	3
Net change in unrealized gains or losses on available-for-sale debt securities	2,229	(7,421)
Other	(1)	(23)
Total other comprehensive income (loss)	10,407	(7,493)
Comprehensive loss	(419,545)	(325,309)
Less: comprehensive income (loss) attributable to noncontrolling interest	140	(828)
Comprehensive loss attributable to Snowflake Inc.	$(419,685)	$(324,481)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended April 30, 2025
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2025	334,301	$34	(436)	$(59,505)	$10,355,211	$(2,236)	$(7,293,575)	$2,999,929	$6,714	$3,006,643
Issuance of common stock upon exercise of stock options	847	—	—	—	6,218	—	—	6,218	—	6,218
Issuance of common stock under employee stock purchase plan	554	—	—	—	53,193	—	—	53,193	—	53,193
Vesting of restricted stock units	2,415	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(839)	—	—	—	(131,334)	—	—	(131,334)	—	(131,334)
Repurchases and retirement of common stock, including transaction costs and excise tax	(3,214)	—	—	—	—	—	(490,840)	(490,840)	—	(490,840)
Reissuance of treasury stock upon settlement of equity awards	—	—	10	1,352	(1,352)	—	—	—	—	—
Stock-based compensation	—	—	—	—	390,519	—	—	390,519	—	390,519
Other comprehensive income	—	—	—	—	—	10,407	—	10,407	—	10,407
Net income (loss)	—	—	—	—	—	—	(430,092)	(430,092)	140	(429,952)
BALANCE—April 30, 2025	334,064	$34	(426)	$(58,153)	$10,672,455	$8,171	$(8,214,507)	$2,408,000	$6,854	$2,414,854

	Three Months Ended April 30, 2024
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2024	334,453	$34	(492)	$(67,140)	$9,331,238	$(8,220)	$(4,075,604)	$5,180,308	$10,286	$5,190,594
Issuance of common stock upon exercise of stock options	1,370	—	—	—	10,517	—	—	10,517	—	10,517
Issuance of common stock under employee stock purchase plan	346	—	—	—	46,735	—	—	46,735	—	46,735
Issuance of common stock in connection with a business combination	1	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	3,188	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(1,112)	—	—	—	(177,084)	—	—	(177,084)	—	(177,084)
Repurchases and retirement of common stock, including transaction costs	(2,982)	—	—	—	—	—	(516,329)	(516,329)	—	(516,329)
Reissuance of treasury stock upon settlement of equity awards	—	—	23	3,182	(3,101)	—	—	81	—	81
Stock-based compensation	—	—	—	—	338,487	—	—	338,487	—	338,487
Other comprehensive loss	—	—	—	—	—	(7,493)	—	(7,493)	—	(7,493)
Net loss	—	—	—	—	—	—	(316,988)	(316,988)	(828)	(317,816)
BALANCE—April 30, 2024	335,264	$34	(469)	$(63,958)	$9,546,792	$(15,713)	$(4,908,921)	$4,558,234	$9,458	$4,567,692

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(429,952)	$(317,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,804	40,221
Non-cash operating lease costs	17,842	13,722
Amortization of deferred commissions	25,796	22,764
Stock-based compensation, net of amounts capitalized	379,460	331,936
Net accretion of discounts on investments	(7,652)	(11,992)
Net realized and unrealized losses on strategic investments in equity securities	29,685	20,695
Amortization of debt issuance costs	2,071	—
Asset impairment related to office facility exit	106,488	—
Other	(5,174)	669
Changes in operating assets and liabilities:
Accounts receivable	393,657	579,319
Deferred commissions	(31,114)	(14,940)
Prepaid expenses and other assets	(17,852)	(1,111)
Accounts payable	(4,423)	21,244
Accrued expenses and other liabilities	3,935	(54,688)
Operating lease liabilities	(11,838)	(13,374)
Deferred revenue	(271,360)	(261,181)
Net cash provided by operating activities	228,373	355,468
Cash flows from investing activities:
Purchases of property and equipment	(44,989)	(16,519)
Capitalized internal-use software development costs	—	(7,404)
Purchases of investments	(1,012,575)	(1,078,261)
Sales of investments	17,399	30,360
Maturities and redemptions of investments	984,182	921,395
Settlement of cash flow hedges	—	(749)
Net cash used in investing activities	(55,983)	(151,178)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,260	10,686
Proceeds from issuance of common stock under employee stock purchase plan	53,193	46,735
Taxes paid related to net share settlement of equity awards	(132,498)	(174,590)
Repurchases of common stock	(490,638)	(516,329)
Payments of deferred purchase consideration for a business combination	(374)	—
Net cash used in financing activities	(564,057)	(633,498)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12,397	(2,633)
Net decrease in cash, cash equivalents, and restricted cash	(379,270)	(431,841)

	Three Months Ended April 30,
	2025	2024

Cash, cash equivalents, and restricted cash—beginning of period	2,698,678	1,780,977
Cash, cash equivalents, and restricted cash—end of period	$2,319,408	$1,349,136
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$32,184	$16,793
Stock-based compensation included in capitalized internal-use software development costs	$—	$9,295
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other current liabilities	$6,109	$9,354
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$2,243,083	$1,330,411
Restricted cash—included in other assets and prepaid expenses and other current assets	76,325	18,725
Total cash, cash equivalents, and restricted cash	$2,319,408	$1,349,136
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

2. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on January 31. For example, references to fiscal 2026 refer to the fiscal year ending January 31, 2026.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, which was filed with the SEC on March 21, 2025.

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2025 and the results of operations for the three months ended April 30, 2025 and 2024, and cash flows for the three months ended April 30, 2025 and 2024. The condensed balance sheet as of January 31, 2025 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended April 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Three Months Ended April 30,
	2025	2024

Revenue	$1,042,074	$828,709
Cost of revenue and operating expenses:
Cost of product revenue(1)(2)	285,276	219,657
Cost of professional services and other revenue(2)	63,510	52,860
Sales and marketing(2)	458,554	400,822
Research and development(2)	472,404	410,794
General and administrative(2)	209,587	93,148
Interest income	(53,163)	(54,779)
Interest expense	2,071	—
Other expense, net	28,058	21,302
Provision for income taxes	5,729	2,721
Net loss	$(429,952)	$(317,816)
________________
(1)For the three months ended April 30, 2025 and 2024, respectively, approximately 68% and 65% of cost of product revenue represented third-party cloud infrastructure expenses incurred in connection with the customers’ use of the Snowflake platform and the deployment and maintenance of the platform on public clouds, including different regional deployments.
(2)For the three months ended April 30, 2025 and 2024, respectively, approximately 34% and 37% of the Company’s total cost of revenue and operating expenses were comprised of personnel-related expenses, excluding stock-based compensation and associated payroll taxes. These expenses consist primarily of salaries, benefits, bonuses, sales commissions and draws paid to the Company’s sales force and certain referral fees paid to third parties, including amortization of deferred commissions, and associated payroll taxes. They also include salaries, benefits and bonuses allocated as part of overhead costs. See Note 11, “Equity,” for details regarding the Company’s stock-based compensation.

The measure of segment assets is the total assets on the Company’s condensed consolidated balance sheets. See the Company’s condensed consolidated financial statements for other financial information regarding its operating segment.

For information regarding the Company’s revenue by geographic area, see Note 3, “Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations.”

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	April 30, 2025	January 31, 2025

United States	$442,984	$536,885
Other(1)	109,319	118,947
Total	$552,303	$655,832
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of April 30, 2025 and January 31, 2025.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, stand-alone selling prices (SSP) for each distinct performance obligation, internal-use software development costs, the expected period of benefit for deferred commissions, the fair value of intangible assets acquired in business combinations, the useful lives and impairment of long-lived assets, the carrying value of operating lease right-of-use assets, stock-based compensation, accounting for income taxes, and the fair value of investments in marketable and non-marketable securities.

The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. These estimates are assessed on a regular basis; however, actual results could differ from these estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, which was filed with the SEC on March 21, 2025. There have been no significant changes to the Company’s accounting policies during the three months ended April 30, 2025, except for updates to the software development costs accounting policy, as described below.

Software Development Costs

The Company capitalizes qualifying internal-use software development costs, which have historically related primarily to its cloud platform, under Accounting Standards Codification (ASC) Topic 350-40, Internal-use Software (ASC 350-40). The costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.

Capitalized internal-use software development costs are included in property and equipment, net on the condensed consolidated balance sheets. These costs are amortized over the estimated useful life of the software, which is three years, on a straight-line basis. Cost and accumulated amortization of fully amortized capitalized internal-use software development costs are removed from the Company’s condensed consolidated balance sheets when the related software is no longer in use. The amortization of capitalized internal-use software development costs related to the Company’s platform applications is primarily included in cost of revenue in the condensed consolidated statements of operations.

During the three months ended April 30, 2025, the Company began marketing the Snowflake platform to selected public sector customers who will have contractual rights to take possession of the Company’s software and who will contract with third parties to host the Company’s software. As a result, the Company’s ongoing and future software development costs related to the Snowflake platform must be accounted for under ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20). All costs to establish technological feasibility are expensed as they are incurred. Technological feasibility is established when the working model is complete, which typically occurs at or shortly before the general release of the software products. Costs incurred subsequent to establishing technological feasibility are capitalized until the software product is available for general release to customers, at which point they are amortized on a product-by-product basis. Software development costs capitalized under ASC 985-20 are included in property and equipment, net on the condensed consolidated balance sheets, and are tested for impairment whenever events or changes in circumstances occur that could impact their recoverability. Software development costs that meet the criteria for capitalization were not material for the three months ended April 30, 2025.

Software development costs capitalized prior to fiscal 2026 in connection with the Snowflake platform will be amortized over their remaining useful life and recognized as cost of revenue.

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

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations

Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Three Months Ended April 30,
	2025	2024

Product revenue	$996,813	$789,587
Professional services and other revenue	45,261	39,122
Total	$1,042,074	$828,709

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Three Months Ended April 30,
	2025	2024

Americas:
United States	$784,507	$632,041
Other Americas(1)	29,661	23,735
EMEA(1)(2)	168,809	131,657
Asia-Pacific and Japan(1)	59,097	41,276
Total	$1,042,074	$828,709
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East and Africa.

Accounts Receivable, Net

As of April 30, 2025 and January 31, 2025, allowance for credit losses of $4.2 million and $4.8 million, respectively, was included in the Company’s accounts receivable, net balance.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of April 30, 2025 and January 31, 2025, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the three months ended April 30, 2025 and 2024.

Deferred Revenue

The Company recognized $820.9 million and $673.5 million of revenue for the three months ended April 30, 2025 and 2024, respectively, from the deferred revenue balances as of January 31, 2025 and 2024, respectively.

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

As of April 30, 2025, the Company’s RPO was $6.7 billion, of which the Company expects approximately 50% to be recognized as revenue in the twelve months ending April 30, 2026 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents, Investments and Strategic Investments

Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	April 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$1,744,732	$—	$—	$1,744,732
Time deposits	108,022	—	—	108,022
Corporate notes and bonds	30,646	—	(5)	30,641
U.S. government securities	7,947	—	—	7,947
Total cash equivalents	1,891,347	—	(5)	1,891,342
Investments:
Corporate notes and bonds	1,824,976	3,174	(968)	1,827,182
U.S. government and agency securities	527,615	1,003	(124)	528,494
Commercial paper	160,640	42	(211)	160,471
Certificates of deposit	107,534	68	(4)	107,598
Total investments	2,620,765	4,287	(1,307)	2,623,745
Total cash equivalents and investments	$4,512,112	$4,287	$(1,312)	$4,515,087

	January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$1,741,089	$—	$—	$1,741,089
U.S. government securities	388,578	92	—	388,670
Time deposits	113,851	—	—	113,851
Corporate notes and bonds	4,466	—	—	4,466
Commercial paper	3,064	—	—	3,064
Total cash equivalents	2,251,048	92	—	2,251,140
Investments:
Corporate notes and bonds	1,559,893	2,177	(1,520)	1,560,550
U.S. government and agency securities	609,937	528	(727)	609,738
Commercial paper	307,752	142	(38)	307,856
Certificates of deposit	187,112	97	(4)	187,205
Total investments	2,664,694	2,944	(2,289)	2,665,349
Total cash equivalents and investments	$4,915,742	$3,036	$(2,289)	$4,916,489

The Company included $22.4 million and $23.6 million of interest receivable in prepaid expenses and other current assets on the condensed consolidated balance sheets as of April 30, 2025 and January 31, 2025, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of April 30, 2025 and January 31, 2025 because such potential losses were not material.

As of April 30, 2025, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, classified as short-term or long-term investments on the Company’s condensed consolidated balance sheets, by remaining contractual maturity, are as follows (in thousands):

April 30, 2025
Estimated Fair Value

Due within 1 year	$1,667,601
Due in 1 year to 3 years	956,144
Total	$2,623,745

Gross unrealized losses on the Company’s available-for-sale marketable debt securities were not material as of April 30, 2025 and January 31, 2025.

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair values of these securities due to credit related factors was not material as of April 30, 2025 and January 31, 2025.

Strategic Investments

The Company’s strategic investments consist primarily of non-marketable equity securities recorded at cost minus impairment, if any, and adjusted for observable transactions for the same or similar investments of the same issuer (referred to as the Measurement Alternative).

The following table presents the Company’s strategic investments by type (in thousands):

	April 30, 2025	January 31, 2025

Equity securities:
Non-marketable equity securities under Measurement Alternative	$305,186	$281,158
Non-marketable equity securities under equity method	5,619	5,491
Marketable equity securities	9,365	13,833
Debt securities:
Non-marketable debt securities	11,000	750
Total strategic investments—included in other assets	$331,170	$301,232

The following table summarizes the gains and losses associated with the Company’s strategic investments in equity securities (in thousands):

	Three Months Ended April 30,
	2025	2024

Unrealized losses on non-marketable equity securities under Measurement Alternative:
Impairments	$(26,521)	$(18,753)
Net unrealized losses on marketable equity securities	(4,468)	(3,655)
Net unrealized losses on strategic investments in equity securities	(30,989)	(22,408)
Net realized gains on strategic investments in equity securities sold(1)	1,304	1,713
Total—included in other expense, net	$(29,685)	$(20,695)
________________
(1)Represents the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative held by the Company as of April 30, 2025 were $18.3 million and $60.5 million, respectively.

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

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of April 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$1,744,732	$—	$—	$1,744,732
Time deposits	—	108,022	—	108,022
Corporate notes and bonds	—	30,641	—	30,641
U.S. government securities	—	7,947	—	7,947
Short-term investments:
Corporate notes and bonds	—	1,121,368	—	1,121,368
U.S. government and agency securities	—	278,164	—	278,164
Commercial paper	—	160,471	—	160,471
Certificates of deposit	—	107,598	—	107,598
Long-term investments:				—
Corporate notes and bonds	—	705,814	—	705,814
U.S. government and agency securities	—	250,330	—	250,330
Strategic investments:
Marketable equity securities	9,365	—	—	9,365
Non-marketable debt securities	—	—	11,000	11,000
Derivative assets:
Foreign currency forward contracts	—	11,002	—	11,002
Total assets	$1,754,097	$2,781,357	$11,000	$4,546,454
Liabilities:
Derivative liabilities:
Foreign currency forward contracts	$—	$(5,475)	$—	$(5,475)
Total liabilities	$—	$(5,475)	$—	$(5,475)

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of January 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$1,741,089	$—	$—	$1,741,089
U.S. government securities	—	388,670	—	388,670
Time deposits	—	113,851	—	113,851
Corporate notes and bonds	—	4,466	—	4,466
Commercial paper	—	3,064	—	3,064
Short-term investments:
Corporate notes and bonds	—	1,059,181	—	1,059,181
U.S. government and agency securities	—	456,673	—	456,673
Commercial paper	—	307,856	—	307,856
Certificates of deposit	—	185,163	—	185,163
Long-term investments:			—
Corporate notes and bonds	—	501,369	—	501,369
U.S. government and agency securities	—	153,065	—	153,065
Certificates of deposit	—	2,042	—	2,042
Strategic investments:
Marketable equity securities	13,833	—	—	13,833
Non-marketable debt securities	—	—	750	750
Derivative assets:
Foreign currency forward contracts	—	1,579	—	1,579
Total assets	$1,754,922	$3,176,979	$750	$4,932,651
Liabilities:
Derivative liabilities:
Foreign currency forward contracts	$—	$(1,639)	$—	$(1,639)
Total liabilities	$—	$(1,639)	$—	$(1,639)

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

The Company’s derivative financial instruments, consisting of foreign currency forward contracts, are carried at fair value on the condensed consolidated balance sheets. The following table summarizes the notional amounts of the Company’s outstanding derivative financial instruments (in thousands):

	April 30, 2025	January 31, 2025

Foreign currency forward contracts not designated as hedging instruments	$265,356	$222,027
Foreign currency forward contracts designated as cash flow hedges	102,835	—
Total derivative financial instruments	$368,191	$222,027

These derivative financial instruments did not have a material impact on the Company’s condensed consolidated financial statements for all periods presented.

The Company’s non-marketable equity securities accounted for using the Measurement Alternative are recorded at fair value on a non-recurring basis. When indicators of impairment exist or observable price changes of qualified transactions occur, the respective non-marketable equity security would be classified within Level 3 of the fair value hierarchy because significant unobservable inputs or data in an inactive market are used in estimating their fair value. The estimation of fair value for these assets requires the use of an observable transaction price or other unobservable inputs, including the volatility, rights, and obligations of the securities the Company holds. See Note 4, “Cash Equivalents, Investments and Strategic Investments,” for details regarding the Company’s strategic investments.

See Note 9, “Convertible Senior Notes,” for the fair value measurement of the Company’s convertible senior notes.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	April 30, 2025	January 31, 2025

Leasehold improvements	$81,135	$97,324
Computers, equipment, and software	55,734	49,575
Furniture and fixtures	22,709	25,473
Capitalized internal-use software development costs	216,186	209,684
Construction in progress—capitalized internal-use software development costs	20,690	28,672
Construction in progress—other	51,542	39,106
Total property and equipment, gross	447,996	449,834
Less: accumulated depreciation and amortization(1)	(157,664)	(153,441)
Total property and equipment, net	$290,332	$296,393
________________
(1)Includes $100.2 million and $84.8 million of accumulated amortization related to capitalized internal-use software development costs as of April 30, 2025 and January 31, 2025, respectively.

Depreciation and amortization expense was $24.7 million and $16.8 million for the three months ended April 30, 2025 and 2024, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $16.8 million and $10.9 million for the three months ended April 30, 2025 and 2024, respectively.

During the three months ended April 30, 2025, the Company recognized impairment charges of $20.6 million, mainly for leasehold improvements and furniture and fixtures, primarily relating to the cease-use of its San Mateo office facility. Such impairment charges were recorded as general and administrative expenses on the condensed consolidated statement of operations. See Note 10, “Commitments and Contingencies,” for further details. Impairment charges were not material for the three months ended April 30, 2024.

7. Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	April 30, 2025
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$277,063	$(105,536)	$171,527
Developer community	154,900	(94,018)	60,882
Assembled workforce	55,732	(39,414)	16,318
Patents	8,874	(8,341)	533
Customer relationships	4,400	(542)	3,858
Total finite-lived intangible assets	$500,969	$(247,851)	$253,118
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$253,944

	January 31, 2025
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$277,063	$(92,033)	$185,030
Developer community	154,900	(86,472)	68,428
Assembled workforce	55,732	(36,929)	18,803
Patents	8,874	(8,005)	869
Customer relationships	4,400	(328)	4,072
Total finite-lived intangible assets	$500,969	$(223,767)	277,202
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$278,028

Amortization expense of intangible assets was $24.1 million and $23.4 million for the three months ended April 30, 2025 and 2024, respectively.

As of April 30, 2025, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
Remainder of 2026	$73,124
2027	93,056
2028	60,490
2029	19,851
2030	6,597
Thereafter	—
Total	$253,118
Goodwill

As of April 30, 2025 and January 31, 2025, goodwill was $1.1 billion.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2025	January 31, 2025

Accrued compensation	$197,087	$194,630
Accrued third-party cloud infrastructure expenses	102,158	77,944
Liabilities associated with sales, marketing and business development programs	60,127	44,017
Accrued purchases of property and equipment	22,049	9,896
Employee contributions under employee stock purchase plan	14,694	46,576
Accrued professional services	14,190	14,005
Accrued taxes	14,133	25,819
Employee payroll tax withheld on employee stock transactions	8,226	14,025
Other	95,716	88,542
Total accrued expenses and other current liabilities	$528,380	$515,454

9. Convertible Senior Notes

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

The following table presents the net carrying values and fair values of each series of Notes as of April 30, 2025 (in thousands):

	Principal	Unamortized Debt Issuance Costs	Net Carrying Value	Fair Value
				Amount	Leveling

2027 Notes	$1,150,000	$12,596	$1,137,404	$1,408,141	Level 2
2029 Notes	$1,150,000	$13,804	$1,136,196	$1,428,082	Level 2

The fair value was determined based on the quoted prices of the Notes in an inactive market on the last traded day of the fiscal quarter and has been classified as Level 2 in the fair value hierarchy.

Amortization of debt issuance costs was not material for the three months ended April 30, 2025.

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

During the three months ended April 30, 2025, the Company recognized impairment charges of $85.9 million for operating lease right-of-use assets and $20.6 million for property and equipment, net, primarily relating to the cease-use of its San Mateo office facility. These impairment charges represent the amounts by which the carrying values of the asset groups exceeded their estimated fair values, and were recorded as general and administrative expenses on the condensed consolidated statement of operations. The fair values of the impaired asset groups were estimated using discounted cash flow models (income approach) based on market participant assumptions, including the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates to reflect the level of risk associated with receiving future cash flows. These assumptions are classified within Level 3 inputs of the fair value hierarchy. The fair values of the impaired asset groups are not material.

As of April 30, 2025, the Company had committed $48.2 million, net of tenant incentives expected to be received, for leases signed but not yet commenced based on the exchange rate as of April 30, 2025. These leases will commence on various dates starting in fiscal 2026 with lease terms ranging from 5.3 years to 12.8 years.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2030. Such subleases have all been classified as operating leases. Sublease income is recorded as a reduction to the Company’s operating lease costs. Sublease income was $1.4 million and $2.4 million for the three months ended April 30, 2025 and 2024, respectively.

Other Contractual Commitments—Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level. There were no material contractual obligations that were entered into during the three months ended April 30, 2025 that were outside the ordinary course of business.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three months ended April 30, 2025 and 2024.

Legal Matters—On March 23, 2021, a former employee filed a charge with the National Labor Relations Board (NLRB) claiming that he was terminated in retaliation for engaging in concerted activity protected under the National Labor Relations Act. On September 15, 2023, following a hearing before a NLRB administrative law judge, the administrative law judge issued his ruling in favor of the former employee and ordered that he be awarded certain compensatory and other damages. The Company is appealing the ruling to the Board of the NLRB. The Company believes it is reasonably possible that a loss could ultimately result from an unfavorable outcome and that an estimate of the potential range of loss is between zero and $25 million, plus interest. No material loss accrual was recorded on the Company’s condensed consolidated balance sheets as of April 30, 2025 and January 31, 2025, because management believes the likelihood of material loss resulting from this charge is not probable given the further appellate proceedings that are due to take place.

On February 29, 2024, a stockholder class action lawsuit was filed against the Company, the Company’s former Chief Executive Officer, and the Company’s Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. On October 28, 2024, an amended complaint was filed by the lead plaintiff. On December 23, 2024, the Company filed a motion to dismiss the amended complaint. On January 29, 2025, the lead plaintiff informed the Company that it would seek leave to file a second amended complaint rather than respond to the motion to dismiss. On April 7, 2025, the lead plaintiff filed its second amended complaint. The Company plans to file a motion to dismiss the second amended complaint on or before June 6, 2025. In addition, since the filing of the class action lawsuit, four additional complaints containing securities derivative claims have been filed against the Company and certain of the Company’s directors and executive officers alleging similar violations. The derivative claims have been stayed pending resolution of the anticipated motion to dismiss the class action lawsuit. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company and the other defendants intend to vigorously defend against the claims in these actions.

On June 13, 2024, a class action was filed in the United States District Court for the District of Montana against the Company alleging that the Company failed to take reasonable measures to secure systems that contained consumer data, thereby allowing threat actors to access and exfiltrate personally identifiable information. In the months that followed, numerous additional class actions making the same or similar allegations were filed in the United States and Canada against the Company and/or customers whose consumer or employee data was exfiltrated. Among other claims, the complaints assert common law claims for negligence, breach of fiduciary duty, breach of implied contract, and unjust enrichment, as well as statutory claims, and seek an unspecified amount of damages, attorneys’ fees and costs, as well as injunctive relief. On October 4, 2024, an order was issued by the United States Judicial Panel on Multidistrict Litigation combining the class actions filed in the United States into a multidistrict litigation in the District of Montana. On February 3, 2025, plaintiffs filed their representative complaint on behalf of the consumer plaintiffs. On February 14, 2025, the Court created a separate financial institution track to represent the interests of certain financial institutions (FI Plaintiffs) and ordered that a separate FI Plaintiff representative complaint be filed. On March 21, 2025, the plaintiffs filed an amended representative complaint on behalf of the consumer plaintiffs. On April 7, 2025, an FI Plaintiff representative complaint was filed. On April 14, 2025, the plaintiffs filed a second amended representative complaint on behalf of the consumer plaintiffs. On May 16, 2025, the Company filed a motion to dismiss the second amended representative complaint on behalf of the consumer plaintiffs. On May 20, 2025, the plaintiffs filed a third amended representative complaint that asserted additional claims against the Company on behalf of individuals impacted by the breach of a Snowflake customer account containing personally identifiable information from the Los Angeles Unified School District. The Company’s deadline to respond to the FI Plaintiff representative complaint is June 26, 2025. In addition to the multidistrict litigation, a class action is pending in the Supreme Court of British Columbia. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend against the claims in these actions.

In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

Letters of Credit—As of April 30, 2025, the Company had a total of $20.8 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, non-employee directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three months ended April 30, 2025 and 2024, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions, where the Company is an indemnifying party, were not material.

11. Equity

Common Stock—The Company had reserved shares of common stock for future issuance as follows (in thousands):

	April 30, 2025	January 31, 2025

2012 Equity Incentive Plan:
Options outstanding	19,220	20,067
2020 Equity Incentive Plan:
Options outstanding	1,586	1,586
Restricted stock units outstanding	26,633	24,790
Shares available for future grants	78,098	64,834
2020 Employee Stock Purchase Plan:
Shares available for future grants	19,230	16,446
Total shares of common stock reserved for future issuance	144,767	127,723

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

The following table summarizes the stock repurchase activity under the Company’s stock repurchase program (in thousands, except per share data):

	Three Months Ended April 30,
	2025	2024

Number of shares repurchased	3,214	2,982
Weighted-average price per share(1)	$152.63	$173.13
Aggregate purchase price(1)	$490,590	$516,284
________________
(1)Excludes transaction costs and excise tax associated with the repurchases.
All repurchases presented in the table above were made in open market transactions. As of April 30, 2025, $1.5 billion remained available for future stock repurchases under the stock repurchase program (exclusive of any transaction costs associated with repurchases). The first 0.5 million shares repurchased under the Company’s authorized stock repurchased program were recorded in treasury stock as a reduction to the stockholders’ equity on the condensed consolidated balance sheets. All shares of Class A common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price (including associated transaction costs) over par value was recorded entirely to retained earnings (accumulated deficit) on the condensed consolidated balance sheets.

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

On February 1, 2025, the shares available for grant under the 2020 Plan and the 2020 ESPP were automatically increased by 16.7 million shares and 3.3 million shares, respectively, pursuant to the annual evergreen increase provisions under the 2020 Plan and the 2020 ESPP.

Stock Options—Stock options granted under the 2012 Plan and the 2020 Plan (collectively, the Plans) generally vest based on continued service over four years and expire ten years from the date of grant. Certain stock options granted under the 2012 Plan are exercisable at any time following the date of grant and expire ten years from the date of grant.

A summary of stock option activity during the three months ended April 30, 2025 is as follows:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2025	21,653	$20.83	4.2	$3,493,648
Exercised	(847)	$7.34
Canceled	0	$12.85
Balance—April 30, 2025	20,806	$21.37	4.0	$2,903,841
Vested and expected to vest as of April 30, 2025	20,806	$21.37	4.0	$2,903,841
Exercisable as of April 30, 2025	19,885	$14.53	3.9	$2,903,841

No options were granted during the three months ended April 30, 2025. During the three months ended April 30, 2024, the Company granted a stock option with a grant-date fair value of $77.89 per share. The intrinsic value of options exercised in the three months ended April 30, 2025 and 2024 was $129.5 million and $241.8 million, respectively. The aggregate grant-date fair value of options that vested during the three months ended April 30, 2025 and 2024 was $7.7 million and $7.3 million, respectively.

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

Equity-classified RSUs granted under the 2020 Plan include those that only contain a service-based vesting condition that is typically satisfied over four years, and the related stock-based compensation for these RSUs is recognized on a straight-line basis over the requisite service period. In addition, under the 2020 Plan, the Company granted 0.4 million and 0.8 million equity-classified RSUs (Leadership PRSUs) to its executive officers and certain other members of its senior leadership team during the three months ended April 30, 2025 and 2024, respectively. These Leadership PRSUs were granted at 120% of the target number of these awards, representing the maximum number of Leadership PRSUs that may be eligible to vest over their full term, and have both service-based and performance-based vesting conditions. The service-based vesting condition for these Leadership PRSUs is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance targets set by the compensation committee of the board of directors of the Company. The ultimate number of the Leadership PRSUs eligible to vest ranges between 0% to 120% of the target number of the Leadership PRSUs based on the weighted-average achievement of such Company annual performance metrics for the respective fiscal year. Stock-based compensation associated with these Leadership PRSUs is recognized using an accelerated attribution method over the requisite service period, based on the Company’s periodic assessment of the probability that the performance condition will be achieved. Stock-based compensation recognized for these Leadership PRSUs was $13.8 million and $12.5 million for the three months ended April 30, 2025 and 2024, respectively.

A summary of equity-classified RSUs activity during the three months ended April 30, 2025 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2025	23,354	$151.30
Granted	5,459	$147.06
Vested	(2,425)	$158.50
Forfeited	(1,013)	$156.70
Performance adjustment(1)	(176)	$163.04
Unvested Balance—April 30, 2025	25,199	$149.39
________________
(1)Represents an adjustment in the number of shares outstanding, with regards to Leadership PRSUs granted during the three months ended April 30, 2024, based on the actual achievement of the associated Company annual performance targets for fiscal 2025.

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

Once granted, Acquisition PRSUs are initially liability-classified and recorded in other liabilities on the Company’s condensed consolidated balance sheets, as the monetary value of the obligation under each potential outcome of the performance condition is predominantly based on a fixed monetary amount known at inception and will be settled in a variable number of shares. Subsequently, these awards are remeasured to the fair value at each reporting date until the number of Acquisition PRSUs eligible to vest is fixed, at which time these awards will be reclassified to equity. Stock-based compensation associated with these awards is recognized based on the probable outcome of the performance condition, using an accelerated attribution method over the requisite service period, with a cumulative catch-up adjustment recognized for changes in the fair value estimated at each reporting date. As of April 30, 2025, the liabilities associated with these Acquisition PRSUs were not material. As of January 31, 2025, the liabilities associated with these Acquisition PRSUs were $11.1 million.

A summary of liability-classified RSUs activity during the three months ended April 30, 2025 is as follows:

Number of Shares (in thousands)

Unvested Balance—January 31, 2025	1,436
Forfeited	(2)
Unvested Balance—April 30, 2025	1,434

Restricted Common Stock—From time to time, the Company has granted restricted common stock outside of the Plans. Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

A summary of restricted common stock activity during the three months ended April 30, 2025 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2025	821	$180.82
Vested	(116)	$222.05
Unvested Balance—April 30, 2025	705	$174.01

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the fair values of a stock option granted to an employee during the three months ended April 30, 2024:

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

No stock options were granted during the three months ended April 30, 2025.

The following table summarizes the assumptions used in estimating the fair values of employee stock purchase rights granted under the 2020 ESPP (ESPP Rights) during each of the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
	2025	2024

Expected term (in years)	0.5	0.5
Expected volatility	54.1%	49.6%
Risk-free interest rate	4.3%	5.4%
Expected dividend yield	—%	—%

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

Expected volatility—The Company uses the average of (i) the historical volatility of its Class A common stock, and (ii) the implied volatility from publicly traded options on its Class A common stock to develop an expected volatility assumption.

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

The following table summarizes the assumptions used in estimating the fair value of liability-classified Acquisition PRSUs as of April 30, 2025 and January 31, 2025:

	April 30, 2025	January 31, 2025

Expected volatility	51.0%	50.0%
Risk-free interest rate	3.6%	4.2%

Expected volatility—The Company uses the average of (i) the historical volatility of its Class A common stock, and (ii) the implied volatility from publicly traded options on its Class A common stock to develop an expected volatility assumption.

Risk-free interest rate—Risk-free rate is estimated based upon quoted market yields for the United States Treasury debt securities for a term that approximates the period from the reporting date to January 31, 2027.

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended April 30,
	2025	2024

Cost of revenue	$33,815	$32,408
Sales and marketing	87,516	73,407
Research and development	220,913	194,672
General and administrative	37,216	31,449
Stock-based compensation, net of amounts capitalized	379,460	331,936
Capitalized stock-based compensation	—	9,295
Total stock-based compensation	$379,460	$341,231

As of April 30, 2025, total compensation cost related to unvested awards not yet recognized was $3.7 billion, which will be recognized over a weighted-average period of 2.9 years.

12. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of (1.4%) and (0.9%) for the three months ended April 30, 2025 and 2024, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of April 30, 2025, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2020 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three months ended April 30, 2025 and 2024. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to its unrecognized tax benefits over the next 12 months, and no material amount related to these unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on stock repurchases. For each of the three months ended April 30, 2025 and 2024, the Inflation Act had no material impact to the Company’s aggregate tax liability, financial position and results of operations, including its stock repurchase program.

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

The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. Class A common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2025	2024

Numerator:
Net loss	$(429,952)	$(317,816)
Less: net income (loss) attributable to noncontrolling interest	140	(828)
Net loss attributable to Snowflake Inc. Class A common stockholders	$(430,092)	$(316,988)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	332,657	333,584
Net loss per share attributable to Snowflake Inc. Class A common stockholders—basic and diluted	$(1.29)	$(0.95)

No Class B common stock was outstanding during any periods presented.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2025	2024

RSUs	26,633	23,041
Stock options	20,806	26,858
Shares underlying the conversion option in the Notes	14,603	—
Unvested restricted common stock	705	525
ESPP Rights	292	111
Total	63,039	50,535

The Company entered into the Capped Calls in connection with the Notes offering. The effect of the Capped Calls was also excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. Class A common stockholders as the effect of the Capped Calls would have been anti-dilutive. The Capped Calls are generally expected to reduce the potential dilution to the Company’s Class A common stock upon any conversion of the relevant series of the Notes. See Note 9, “Convertible Senior Notes,” for further details.

14. Related Party Transactions
A member of the Company’s board of directors currently serves as the Chief Executive Officer of a privately-held company (Related Party), which has been the Company’s customer since 2018. During the three months ended April 30, 2024, as a minority investor, the Company made a strategic investment of approximately $5.0 million by purchasing non-marketable equity securities issued by the Related Party. Revenue recognized from the Related Party was not material for each of the three months ended April 30, 2025 and 2024. Additionally, as of April 30, 2025 and January 31, 2025, the Company did not have material accounts receivable balance due from the Related Party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and (2) our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2025 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 21, 2025. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Overview

We believe that a cloud computing platform that puts data and artificial intelligence (AI) at its core will offer great benefits to organizations by allowing them to realize the value of the data that powers their businesses. By offering rich primitives for data and applications, we believe that we can create a data connected world where organizations have seamless access to explore, share, and unlock the value of data. Our vision is a world where data and AI turn possibilities into reality. To realize this vision, we deliver the AI Data Cloud, a network where Snowflake customers, partners, developers, data providers, and data consumers can break down data silos and derive value from a growing number of data sets in secure, governed, and compliant ways.

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

Our cloud-native architecture includes three independently scalable but logically integrated layers across compute, storage, and cloud services. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data to create a unified data record. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 48 regional deployments around the world. These deployments are generally interconnected to deliver the AI Data Cloud, enabling a consistent, global user experience.

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

Our go-to-market strategy is focused on acquiring new customers and driving increased use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 124% and 126% as of April 30, 2025 and January 31, 2025, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of April 30, 2025, we had 11,578 total customers, increasing from 11,127 customers as of January 31, 2025. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of April 30, 2025, our customers included 754 of the Forbes Global 2000, based on the 2024 Forbes Global 2000 list, and those customers contributed approximately 41% of our revenue for the three months ended April 30, 2025. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

Fiscal Year

Our fiscal year ends on January 31. For example, references to fiscal 2026 refer to the fiscal year ending January 31, 2026.

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

Key Factors Affecting Our Performance

Adoption of our Platform and Expansion of the AI Data Cloud

Our future success depends in large part on the market adoption of our platform, including new product functionality, such as Snowpark and our artificial intelligence and machine learning technology (AI Technology). While we see growing demand for our platform, particularly from large enterprises, many of these organizations have invested substantial technical, financial, and personnel resources in their existing database products or big data offerings. In addition, customers’ use of our AI Technology is often dependent on their ability to meet evolving regulatory standards, successfully complete internal compliance reviews, and enter into mutually acceptable contractual terms. While this makes it difficult to predict customer adoption rates and future demand, we believe that the benefits of our platform put us in a strong position to capture the significant market opportunity ahead.

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

New software releases or hardware improvements, like better storage compression, cloud infrastructure processor improvements, and compute optimization, may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads. In addition, open data formats allow customers to use our platform for compute services without requiring storage. To the extent these improvements do not result in an offsetting increase in new workloads, we may experience lower revenue. Our ability to increase usage of our platform by, and sell additional contracted capacity to, existing customers, and, in particular, large enterprise customers, will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, macroeconomic conditions, overall changes in our customers’ spending levels, customers’ attempts to optimize their consumption, our customers’ confidence in the security of our platform, our ability to maintain our reputation as a trustworthy vendor, the effectiveness of our and our partners’ efforts to help our customers realize the benefits of our platform, and the extent to which customers migrate new workloads to our platform over time, including data science, artificial intelligence, and machine learning workloads.

Acquiring New Customers

Our future success also depends on our ability to acquire new customers. We believe there is a substantial opportunity to further grow our customer base by continuing to make significant investments in sales and marketing and brand awareness. Our ability to attract new customers will depend on a number of factors, including the productivity of our sales organization, competitive dynamics in our target markets, changes in our customers’ spending and platform consumption in response to market uncertainty, our ability to mitigate reputational damage following cybersecurity threat activity directed at our customers, and our ability to build and maintain partner relationships, including with global system integrators, resellers, technology partners, and third-party providers of native applications on the Snowflake Marketplace. While our platform is built for organizations of all sizes, we focus our selling efforts on large enterprise customers, customers with vast amounts of data, and customers requiring industry-specific solutions. We may not achieve anticipated revenue growth if we are unable to attract, hire, develop, integrate, and retain talented and effective sales personnel; if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time and maintain productivity; or if our sales and marketing programs are not effective.

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

The following tables present a summary of key business metrics, including the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented:

	Three Months Ended
	April 30, 2025	January 31, 2025	October 31, 2024	July 31, 2024	April 30, 2024

Product revenue (in millions)	$996.8	$943.3	$900.3	$829.3	$789.6
Net cash provided by operating activities (in millions)(1)	$228.4	$432.7	$101.7	$69.9	$355.5
Free cash flow (non-GAAP) (in millions)(2)(3)	$183.4	$415.4	$78.2	$58.8	$331.5

	April 30, 2025	January 31, 2025	October 31, 2024	July 31, 2024	April 30, 2024

Net revenue retention rate(4)	124%	126%	127%	128%	129%
Customers with trailing 12-month product revenue greater than $1 million(4)	606	579	540	507	479
Forbes Global 2000 customers(4)	754	751	749	734	727
Remaining performance obligations (in millions)(5)	$6,686.8	$6,867.5	$5,732.3	$5,230.8	$4,987.7
________________
(1)Net cash provided by operating activities is not a key business metric but is included in this table as the most directly comparable GAAP financial measure to free cash flow.
(2)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in millions):

	Three Months Ended
	April 30, 2025	January 31, 2025	October 31, 2024	July 31, 2024	April 30, 2024

Net cash paid on payroll tax-related items on employee stock transactions	$22.9	$7.6	$8.6	$7.1	$34.1
(3)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $132.5 million and $174.6 million for the three months ended April 30, 2025 and 2024, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of non-GAAP free cash flow. See the section titled “Free Cash Flow” for a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP free cash flow.
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
(5)As of April 30, 2025, our remaining performance obligations were approximately $6.7 billion, of which we expect approximately 50% to be recognized as revenue in the twelve months ending April 30, 2026 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 2.4 years as of April 30, 2025. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.

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

The following table presents a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow for the periods presented (in thousands):

	Three Months Ended
	April 30, 2025	January 31, 2025	October 31, 2024	July 31, 2024	April 30, 2024

Net cash provided by operating activities	$228,373	$432,725	$101,706	$69,865	$355,468
Less: purchases of property and equipment	(44,989)	(11,277)	(13,440)	(5,043)	(16,519)
Less: capitalized internal-use software development costs	—	(6,005)	(10,032)	(5,992)	(7,404)
Free cash flow (non-GAAP)(1)(2)	$183,384	$415,443	$78,234	$58,830	$331,545
Net cash provided by (used in) investing activities	$(55,983)	$224,888	$(267,142)	$384,078	$(151,178)
Net cash provided by (used in) financing activities	$(564,057)	$(120,118)	$1,017,639	$(490,546)	$(633,498)
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in thousands):

	Three Months Ended
	April 30, 2025	January 31, 2025	October 31, 2024	July 31, 2024	April 30, 2024

Net cash paid on payroll tax-related items on employee stock transactions	$22,885	$7,644	$8,563	$7,121	$34,146
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $132.5 million and $174.6 million for the three months ended April 30, 2025 and 2024, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow.

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

Components of Results of Operations

Revenue

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount under a capacity contract or following the expiration of a customer’s capacity contract. Revenue from on-demand arrangements represented approximately 2% of our revenue for each of the three months ended April 30, 2025 and 2024.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented less than 1% of our revenue for each of the three months ended April 30, 2025 and 2024.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the three months ended April 30, 2025 is approximately 2.8 years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

Research and Development

Research and development expenses consist primarily of personnel-related expenses associated with our research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred in developing our platform (including those related to GPUs to develop AI Technology), amortization of acquired intangible assets, and software and subscription services dedicated for use by our research and development organization. Prior to fiscal 2026, research and development expenses related to our cloud platform that qualified as internal-use software development costs were capitalized under Accounting Standards Codification (ASC) Topic 350-40, Internal-use Software (ASC 350-40). During the three months ended April 30, 2025, we began marketing the Snowflake platform to selected public sector customers who will have contractual rights to take possession of our software and who will contract with third parties to host our software. As a result, our ongoing and future software development costs related to the Snowflake platform must be accounted for under ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20). Costs that meet the criteria for capitalization under ASC 985-20 are not expected to be material. Software development costs capitalized prior to fiscal 2026 in connection with the Snowflake platform will be amortized over their remaining useful life and recognized as cost of product revenue. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. We expect that our research and development expenses will increase in absolute dollars due to business growth, continued investments in our platform, and a decrease in the amount of software development costs eligible for capitalization. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources, facilities, and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation. General and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services dedicated for use by our general and administrative functions, insurance, unallocated lease costs associated with unused office facilities to accommodate planned headcount growth, and other corporate expenses. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses. In addition, during the three months ended April 30, 2025, we recognized asset impairment charges of $106.5 million as general and administrative expenses, primarily relating to the cease-use of our San Mateo office facility. See Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended April 30,
	2025	2024

Revenue	$1,042,074	$828,709
Cost of revenue(1)	348,786	272,517
Gross profit	693,288	556,192
Operating expenses(1):
Sales and marketing	458,554	400,822
Research and development	472,404	410,794
General and administrative	209,587	93,148
Total operating expenses	1,140,545	904,764
Operating loss	(447,257)	(348,572)
Interest income	53,163	54,779
Interest expense	(2,071)	—
Other expense, net	(28,058)	(21,302)
Loss before income taxes	(424,223)	(315,095)
Provision for income taxes	5,729	2,721
Net loss	(429,952)	(317,816)
Less: net income (loss) attributable to noncontrolling interest	140	(828)
Net loss attributable to Snowflake Inc.	$(430,092)	$(316,988)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended April 30,
	2025	2024

Cost of revenue	$33,815	$32,408
Sales and marketing	87,516	73,407
Research and development	220,913	194,672
General and administrative	37,216	31,449
Total stock-based compensation	$379,460	$331,936

The overall increase in stock-based compensation for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, was primarily attributable to additional equity awards granted to existing and new employees, partially offset by the effects of equity awards that became forfeited or fully vested.

As of April 30, 2025, total compensation cost related to unvested awards not yet recognized was $3.7 billion, which will be recognized over a weighted-average period of 2.9 years. See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended April 30,
	2025	2024

Revenue	100%	100%
Cost of revenue(1)	33	33
Gross profit	67	67
Operating expenses(1):
Sales and marketing	44	48
Research and development	46	50
General and administrative	20	11
Total operating expenses	110	109
Operating loss	(43)	(42)
Interest income	5	7
Interest expense	—	—
Other expense, net	(3)	(3)
Loss before income taxes	(41)	(38)
Provision for income taxes	—	—
Net loss	(41)	(38)
Less: net income (loss) attributable to noncontrolling interest	—	—
Net loss attributable to Snowflake Inc.	(41%)	(38%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended April 30,
	2025	2024

Cost of revenue	3%	4%
Sales and marketing	8	9
Research and development	21	23
General and administrative	4	4
Total stock-based compensation	36%	40%

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

Comparison of the Three Months Ended April 30, 2025 and 2024

Revenue

	Three Months Ended April 30,
	2025	2024	% Change

	(dollars in thousands)
Revenue:
Product	$996,813	$789,587	26%
Professional services and other	45,261	39,122	16%
Total	$1,042,074	$828,709	26%
Percentage of revenue:
Product	96%	95%
Professional services and other	4%	5%
Total	100%	100%

Product revenue increased $207.2 million for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 124% as of April 30, 2025.

We had 606 customers with product revenue of greater than $1 million for the trailing 12 months ended April 30, 2025, an increase from 479 such customers as of April 30, 2024. Such customers represented approximately 66% and 65% of our product revenue for the trailing 12 months ended April 30, 2025 and 2024, respectively. Within these customers, we had 117 and 40 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended April 30, 2025. The substantial majority of our revenue was derived from existing customers under capacity arrangements, which represented approximately 98% of our revenue for each of the three months ended April 30, 2025 and 2024. The remainder was derived from on-demand arrangements and new customers under capacity arrangements. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $6.1 million for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, as we continued to expand our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended April 30,
	2025	2024	% Change

	(dollars in thousands)
Cost of revenue:
Product	$285,276	$219,657	30%
Professional services and other	63,510	52,860	20%
Total cost of revenue	$348,786	$272,517	28%
Gross profit (loss):
Product	$711,537	$569,930	25%
Professional services and other	(18,249)	(13,738)	33%
Total gross profit	$693,288	$556,192	25%
Gross margin:
Product	71%	72%
Professional services and other	(40%)	(35%)
Total gross margin	67%	67%
Headcount (at period end)
Product	463	417
Professional services and other	660	546
Total headcount	1,123	963

Cost of product revenue increased $65.6 million for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, primarily due to an increase of $51.7 million in third-party cloud infrastructure expenses (including those related to GPUs) driven by increased customer consumption of our platform. Personnel-related costs and allocated overhead costs also increased $4.6 million for the three months ended April 30, 2025, compared to the same period in the prior year, as a result of increased headcount and overall costs to support the growth in our business. The remaining increase in cost of product revenue was primarily driven by an increase of $7.6 million in amortization of capitalized internal-use software development costs and acquired developed technology intangible assets.

Our product gross margin was 71% for the three months ended April 30, 2025, compared to 72% for the three months ended April 30, 2024. This slight decline is primarily attributable to newly launched product capabilities and features that have not yet reached economies of scale. We expect our product gross margin to fluctuate from period to period due to a number of factors, including, but not limited to: (i) fluctuations in the mix and timing of customers’ consumption, which is inherently variable at our customers’ discretion, (ii) our pricing model and discounting practices, (iii) the extent of our investments in new product capabilities, features, and operations, such as investments in AI Technology and performance improvements that may make our platform or the underlying cloud infrastructure more efficient, and (iv) stock-based compensation.

Cost of professional services and other revenue increased $10.7 million for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, primarily due to an increase of $6.8 million in personnel-related costs and allocated overhead costs as a result of increased headcount and stock-based compensation. The remaining increase in cost of professional services and other revenue was primarily driven by an increase of $3.6 million in costs of contracted third-party partners and software tools to support the growth in our business.

Professional services and other gross margin was (40%) and (35%) for the three months ended April 30, 2025 and 2024, respectively. We do not believe the year-over-year changes in professional services and other gross margins are meaningful given that our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Three Months Ended April 30,
	2025	2024	% Change

	(dollars in thousands)
Sales and marketing	$458,554	$400,822	14%
Percentage of revenue	44%	48%
Headcount (at period end)	3,683	3,130

Sales and marketing expenses increased $57.7 million for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, primarily due to an increase of $46.2 million in personnel-related costs (excluding commission expenses) and allocated overhead costs, as a result of increased headcount, stock-based compensation, and overall costs to support the growth in our business. The increase in personnel-related costs included a $14.1 million increase in stock-based compensation for the three months ended April 30, 2025, compared to the same period in the prior year, primarily related to additional equity awards granted to existing and new employees, partially offset by the effects of equity awards that became forfeited or fully vested.

The remaining increase in sales and marketing expenses was primarily attributable to an $8.9 million increase in travel-related expenses, advertising costs and other expenses associated with our sales, marketing and business development programs, and commission expenses.

Research and Development

	Three Months Ended April 30,
	2025	2024	% Change

	(dollars in thousands)
Research and development	$472,404	$410,794	15%
Percentage of revenue	46%	50%
Headcount (at period end)	2,289	2,108

Research and development expenses increased $61.6 million for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, primarily due to an increase of $55.5 million in personnel-related costs and allocated overhead costs as a result of increased headcount, stock-based compensation, and overall costs to support the growth in our business. The increase in personnel-related costs included a $26.2 million increase in stock-based compensation, primarily related to additional equity awards granted to existing and new employees, partially offset by the effects of equity awards that became forfeited or fully vested.

The remaining increase in research and development expenses was primarily attributable to increased cloud infrastructure expenses incurred primarily in developing our platform.

General and Administrative

	Three Months Ended April 30,
	2025	2024	% Change

	(dollars in thousands)
General and administrative	$209,587	$93,148	125%
Percentage of revenue	20%	11%
Headcount (at period end)	1,145	1,095

General and administrative expenses increased $116.4 million for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. During the three months ended April 30, 2025, we recognized asset impairment charges of $106.5 million, primarily relating to the cease-use of our San Mateo office facility. See Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The remaining increase in general and administrative expenses was primarily attributable to increased personnel-related costs and allocated overhead costs, as a result of increased stock-based compensation, headcount and overall costs to support the growth in our business.

Interest Income

	Three Months Ended April 30,
	2025	2024	% Change

	(dollars in thousands)
Interest income	$53,163	$54,779	(3%)

Interest income remained relatively flat during the three months ended April 30, 2025, compared to the three months ended April 30, 2024.

Other Expense, Net

	Three Months Ended April 30,
	2025	2024	% Change

	(dollars in thousands)
Impairments related to strategic investments in non-marketable equity securities	$(26,521)	$(18,753)	41%
Net unrealized losses on strategic investments in marketable equity securities	(4,468)	(3,655)	22%
Net realized gains on strategic investments in equity securities sold(1)	1,304	1,713	(24%)
Other	1,627	(607)	(368%)
Other expense, net	$(28,058)	$(21,302)	32%
________________
(1)Represents the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

Other expense, net increased $6.8 million for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, primarily due to impairments and changes in net realized and unrealized gains (losses) on our strategic investments in equity securities. See Note 4, “Cash Equivalents, Investments and Strategic Investments,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Provision for Income Taxes

	Three Months Ended April 30,
	2025	2024	% Change

	(dollars in thousands)
Loss before income taxes	$(424,223)	$(315,095)	35%
Provision for income taxes	$5,729	$2,721	111%
Effective tax rate	(1.4%)	(0.9%)

Our provision for income taxes was $5.7 million for the three months ended April 30, 2025, compared to $2.7 million for the three months ended April 30, 2024, primarily due to an increase in our unrecognized tax benefits.

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

Liquidity and Capital Resources

As of April 30, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $4.9 billion. Our cash equivalents and investments primarily consist of corporate notes and bonds, money market funds, U.S. government and agency securities, commercial paper, time deposits, and certificates of deposit.

As of April 30, 2025, our RPO was $6.7 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, but that are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

Our primary sources of cash are payments received from our customers as well as net proceeds from the issuance of our convertible senior notes. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses (including those related to GPUs to develop AI Technology), sales and marketing expenses, overhead costs, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our authorized stock repurchase program. As of April 30, 2025, our material cash requirements from known contractual obligations and commitments relate primarily to (i) third-party cloud infrastructure agreements, (ii) our convertible senior notes, (iii) operating leases for office facilities, and (iv) subscription arrangements used to facilitate our operations at the enterprise level. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. For the three months ended April 30, 2025, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, which was filed with the SEC on March 21, 2025. See Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Convertible Senior Notes

In September 2024, we issued an aggregate principal amount of $2.3 billion of convertible senior notes in a private placement to qualified institutional buyers, comprising of (i) $1.15 billion aggregate principal amount of 0% convertible senior notes due 2027 (2027 Notes) and (ii) $1.15 billion aggregate principal amount of 0% convertible senior notes due 2029 (2029 Notes, and together with the 2027 Notes, the Notes). The Notes are general, senior unsecured obligations. The 2027 Notes will mature on October 1, 2027 and the 2029 Notes will mature on October 1, 2029, in each case unless earlier converted, redeemed, or repurchased. Upon conversion of the Notes, we may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of both, at our election. The total proceeds from the issuance of the Notes were approximately $2.27 billion, net of $31.2 million of debt issuance costs. The outstanding principal of the 2027 Notes and the 2029 Notes was $1.15 billion each as of April 30, 2025 and January 31, 2025.

In connection with the Notes offering, we entered into privately negotiated capped call transactions relating to each series of Notes (Capped Calls) with certain of the initial purchasers or affiliates thereof and certain other financial institutions for a cost of $195.5 million. The Capped Calls are generally expected to reduce the potential dilution to our common stock upon any conversion of the relevant series of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes of such series, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $225.00 per share.

We used a portion of the net proceeds from the Notes offering to (i) pay the $195.5 million cost of the Capped Calls and (ii) repurchase $399.6 million of our common stock from purchasers of the Notes in the offering in privately negotiated transactions entered into in connection with the Notes offering at a purchase price of $112.50 per share. We expect to use the remainder of the net proceeds for general corporate purposes, which may include other repurchases of our common stock from time to time under our existing or any future stock repurchase program, as well as acquisitions or strategic investments in complementary businesses or technologies. See Note 9, “Convertible Senior Notes,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

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

During the three months ended April 30, 2025, we repurchased 3.2 million shares of our outstanding common stock for an aggregate purchase price of $490.6 million, excluding transaction costs associated with the repurchases, at a weighted-average price of $152.63 per share. All repurchases were made in open market transactions. As of April 30, 2025, $1.5 billion remained available for future repurchases under the stock repurchase program (exclusive of transaction costs associated with repurchases). See Note 11, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

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

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended April 30,
	2025	2024

Net cash provided by operating activities	$228,373	$355,468
Net cash used in investing activities	$(55,983)	$(151,178)
Net cash used in financing activities	$(564,057)	$(633,498)

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) asset impairment related to office facility exit, (iii) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (iv) net realized and unrealized gains and losses on strategic investments in equity securities, (v) amortization of deferred commissions, (vi) amortization of operating lease right-of-use assets, and (vii) net amortization (accretion) of premiums (discounts) on investments, and changes in operating assets and liabilities during each period.

For the three months ended April 30, 2025, net cash provided by operating activities was $228.4 million, consisting of our net loss of $430.0 million, adjusted for non-cash charges of $597.3 million, and net cash inflows of $61.0 million provided by changes in our operating assets and liabilities. The main driver of the changes in operating assets and liabilities during the three months ended April 30, 2025 was a $393.7 million decrease in accounts receivable due to timing of billings and collections, as we have historically received a higher volume of customer orders in the fourth fiscal quarter of each year, partially offset by (i) a $271.4 million decrease in deferred revenue due to revenue recognition outpacing invoicing for prepaid capacity agreements, (ii) a $31.1 million increase in deferred commissions earned upon the origination, expansion, or renewal of customer contracts, (iii) a $17.9 million increase in prepaid expenses and other assets primarily driven by prepayments related to our annual user conference, and (iv) a $11.8 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

For the three months ended April 30, 2024, net cash provided by operating activities was $355.5 million, consisting of our net loss of $317.8 million, adjusted for non-cash charges of $418.0 million, and net cash inflows of $255.3 million provided by changes in our operating assets and liabilities.

Net cash provided by operating activities decreased $127.1 million for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, primarily due to higher cash expenditures to support business growth and the timing of payments and collections, partially offset by increased cash collections from customers driven by higher sales. We expect to continue to generate positive net cash flows from operating activities for fiscal 2026.

Investing Activities

Net cash used in investing activities for the three months ended April 30, 2025 was $56.0 million, primarily driven by $45.0 million in purchases of property and equipment to support our office facilities and, to a lesser extent, net purchases of investments.

Net cash used in investing activities for the three months ended April 30, 2024 was $151.2 million, primarily driven by $126.5 million in net purchases of investments and, to a lesser extent, purchases of property and equipment to support our office facilities and capitalized internal-use software development costs.

Financing Activities

Net cash used in financing activities for the three months ended April 30, 2025 was $564.1 million, primarily as a result of $490.6 million in repurchases of our common stock under our authorized stock repurchase program and $132.5 million in taxes paid related to net share settlement of equity awards, partially offset by proceeds of $59.5 million from the issuance of equity securities under our equity incentive plans.

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

There have been no material changes to our critical accounting estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, which was filed with the SEC on March 21, 2025.

Recent Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of April 30, 2025, we had $4.9 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, money market funds, U.S. government and agency securities, commercial paper, time deposits, and certificates of deposit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital, capital expenditure, and general corporate purposes, including repurchases of our common stock under our stock repurchase program as well as acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or increase of $18.2 million in the market value of our cash equivalents, and short-term and long-term investments as of April 30, 2025.

As of January 31, 2025, we had $5.3 billion of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or increase of $15.3 million, in the market value.

In September 2024, we issued an aggregate principal amount of $2.3 billion of the Notes. Neither the 2027 Notes nor the 2029 Notes bear regular interest, and the principal amount of the Notes will not accrete. We may elect or be required to pay special interest on the Notes under certain circumstances in accordance with the terms of the applicable Indenture. Accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of each series of the Notes fluctuates when interest rates or market prices of our common stock change. We record the Notes at amortized cost on the condensed consolidated balance sheets, and we present the fair value of each series of the Notes for disclosure purpose only. In connection with the Notes offering, we entered into the Capped Calls for a cost of $195.5 million. The Capped Calls are generally expected to reduce the potential dilution to our common stock upon any conversion of the relevant series of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes of such series, with such reduction and/or offset subject to a cap. See Note 9, “Convertible Senior Notes,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

In order to manage our exposure to certain foreign currency exchange risks, we utilize foreign currency forward contracts to hedge primarily a portion of our net outstanding monetary assets and liabilities positions and certain intercompany balances denominated in currencies other than the U.S. dollar. We also utilize foreign currency forward contracts, which we designate as cash flow hedges, to manage the volatility in cash flows associated with a portion of our forecasted operating expenses denominated in certain currencies other than the U.S. dollar and certain forecasted capital expenditures. All of our foreign currency forward contracts mature within twelve months. These forward contracts reduced, but did not entirely eliminate, the impact of adverse currency exchange rate movements. We did not enter into these forward contracts for trading or speculative purposes.

We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have had a material impact on our operating results for each of the three months ended April 30, 2025 and 2024. However, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption.

Other Market Risk

Our strategic investments consist primarily of non-marketable equity securities recorded at cost minus impairment, if any, and adjusted for observable transactions for the same or similar investments of the same issuer (referred to as the Measurement Alternative). These strategic investments are subject to a wide variety of market-related risks, including volatility in the public and private markets, that could substantially reduce or increase the carrying value of our investments, causing our financial results to fluctuate. Strategic investments are subject to periodic impairment analyses, which involves an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, and the rate at which the investee is using its cash.

The following table presents our strategic investments by type (in thousands):

	April 30, 2025	January 31, 2025

Equity securities:
Non-marketable equity securities under Measurement Alternative	$305,186	$281,158
Non-marketable equity securities under equity method	5,619	5,491
Marketable equity securities	9,365	13,833
Debt securities:
Non-marketable debt securities	11,000	750
Total strategic investments—included in other assets	$331,170	$301,232

See Note 4, “Cash Equivalents, Investments and Strategic Investments,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 29, 2024, a stockholder class action lawsuit was filed against us, our former Chief Executive Officer, and our Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. On October 28, 2024, an amended complaint was filed by the lead plaintiff. On December 23, 2024, we filed a motion to dismiss the amended complaint. On January 29, 2025, the lead plaintiff informed us that it would seek leave to file a second amended complaint rather than respond to the motion to dismiss. On April 7, 2025, the lead plaintiff filed its second amended complaint. We plan to file a motion to dismiss the amended complaint on or before June 6, 2025. In addition, since the filing of the class action lawsuit, four additional complaints containing securities derivative claims have been filed against us and certain of our directors and executive officers alleging similar violations. The derivative claims have been stayed pending resolution of the anticipated motion to dismiss the class action lawsuit. We and the other defendants intend to vigorously defend against the claims in these actions.

On June 13, 2024, a class action was filed in the United States District Court for the District of Montana against us alleging that we failed to take reasonable measures to secure systems that contained consumer data, thereby allowing threat actors to access and exfiltrate personally identifiable information. In the months that followed, numerous additional class actions making the same or similar allegations were filed in the United States and Canada against us and/or our customers whose consumer or employee data was exfiltrated. Among other claims, the complaints assert common law claims for negligence, breach of fiduciary duty, breach of implied contract, and unjust enrichment, as well as statutory claims, and seek an unspecified amount of damages, attorneys’ fees and costs, as well as injunctive relief. On October 4, 2024, an order was issued by the United States Judicial Panel on Multidistrict Litigation combining the class actions filed in the United States into a multidistrict litigation in the District of Montana. On February 3, 2025, plaintiffs filed their representative complaint on behalf of the consumer plaintiffs. On February 14, 2025, the Court created a separate financial institution track to represent the interests of certain financial institutions (FI Plaintiffs) and ordered that a separate FI Plaintiff representative complaint be filed. On March 21, 2025, the plaintiffs filed an amended representative complaint on behalf of the consumer plaintiffs. On April 7, 2025, an FI Plaintiff representative complaint was filed. On April 14, 2025, the plaintiffs filed a second amended representative complaint on behalf of the consumer plaintiffs. On May 16, 2025, we filed a motion to dismiss the second amended representative complaint on behalf of the consumer plaintiffs. On May 20, 2025, the plaintiffs filed a third amended representative complaint that asserted additional claims against us on behalf of individuals impacted by the breach of a Snowflake customer account containing personally identifiable information from the Los Angeles Unified School District. Our deadline to respond to the FI Plaintiff representative complaint is June 26, 2025. In addition to the multidistrict litigation, a class action is pending in the Supreme Court of British Columbia. We intend to vigorously defend against the claims in these actions.

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
Our revenue was $1.0 billion and $828.7 million for the three months ended April 30, 2025 and 2024, respectively. As a result of our historical rapid growth, limited operating history, large number of new product features, including those incorporating artificial intelligence and machine learning technology (AI Technology), and unstable macroeconomic conditions, our ability to accurately forecast our future results of operations, including revenue, gross margin, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

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
Customers generally consume our platform by using compute, storage, and/or data transfer resources. Unlike a subscription-based business model, in which revenue is recognized ratably over the term of the subscription, we generally recognize revenue on consumption. Because our customers have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that a typical subscription-based software company has. Customer consumption fluctuates from time to time, and there is a risk that customers will consume our platform at lower levels than we expect, including in response to new software releases or hardware improvements that may make our platform more efficient, adverse macroeconomic conditions or holidays. Unexpected fluctuations in customer consumption may cause actual results to differ from our forecasts. As a result, our results of operations in a given period should not be relied upon as indicative of future performance.

We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $430.0 million and $317.8 million for the three months ended April 30, 2025 and 2024, respectively. As of April 30, 2025 and January 31, 2025, we had an accumulated deficit of $8.2 billion and $7.3 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our research and development teams, retain our employees, and acquire other businesses, including in the areas of data science, artificial intelligence, and machine learning. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under our third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems, operating as a public company, and targeting regulated industries or markets. Our efforts to grow our business have been and may continue to be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
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
We compete based on various factors, including price, performance, product features, breadth of use cases, multi-cloud availability, brand recognition and reputation, customer support, technical services, and differentiated capabilities, including ease of implementation and data migration, ease of administration and use, scalability and reliability, data governance, security and compatibility with existing standards, programming languages, third-party products, and the ability to operate in hybrid environments. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical, and other resources than we do, and may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements, and buying practices. In addition, we may not be able to respond to market opportunities as quickly as smaller companies or offer as many discounts or free services as our competitors. Our support of open data formats may also reduce switching costs between us and our competitors.

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

Further, the value of our platform to customers increases to the extent they are able to use it to process and access all types of data. We need to continue to invest in technologies, services, and partnerships that increase the types of data available and processed on our platform, the ease with which customers can ingest data into our platform, and the types of environments that our platform supports, including hybrid offerings that extend into customer-managed environments. We must also continue to enhance our data sharing and marketplace capabilities so customers can share their data with internal business units, customers, and other third parties, acquire additional third-party data and data products to combine with their own data to gain additional business insights, and develop and monetize applications on our platform. As we develop, acquire, and introduce new services and technologies, including those that may incorporate artificial intelligence and machine learning, we may be subject to new or heightened legal, ethical, and other challenges. In addition, our platform requires third-party public cloud infrastructure to operate. Currently, we use public cloud offerings provided by AWS, Azure, and GCP. We will need to continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers and partners. As we expand further into the public sector and highly regulated countries and industries, our platform and operations will need to address additional requirements specific to those markets, including data sovereignty requirements.

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
We are investing significantly in AI Technology. Our investments include internally developing AI Technology, acquiring companies with complementary AI Technology, and partnering with companies to bring AI Technology to our platform. Our competitors are pursuing similar opportunities and may, as a result of greater resources, branding, or otherwise, develop, adopt, and implement AI Technology faster or more successfully than we do, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations. In addition, our successful development of AI Technology depends on our access to GPUs, which are currently in high demand. Finally, customers’ use of our AI Technology is often dependent on their ability to meet evolving regulatory standards, successfully complete internal compliance reviews, and enter into mutually acceptable contractual terms. If they are unable to do so, they may not use our AI Technology as much as we anticipate, or at all. It is also possible that our investments in AI Technology do not result in the benefits we anticipate, or enable us to maintain our competitive advantage, which may adversely affect our business, financial condition, and results of operations. For example, we may not accurately anticipate market demand or offer AI Technology that amplifies our core data platform.
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
Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:

•fluctuations in demand for our platform or changes in our pricing model, including in response to significant price discounts by our competitors;
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
•the timing and frequency of purchases;
•the speed and ease with which customers are able to migrate data onto our platform;
•fluctuations or delays in purchasing decisions in anticipation of new products or enhancements by us or our competitors;
•changes in customers’ budgets and cash flow management strategies and in the timing of their budget cycles and purchasing decisions;
•our ability to control costs, including our operating expenses;
•the amount and timing of operating expenses, particularly research and development expenses, including those related to GPUs to develop AI Technology, and sales and marketing expenses, including commissions;
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
Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, stronger customer leverage in negotiating pricing and other terms, more cumbersome customer requirements, the additional need to partner with third parties that advise such customers or help them integrate their IT solutions, substantial upfront sales costs, less predictability in completing some of our sales, and higher customer support expectations. For example, large customers may require considerable time to evaluate and test our platform or new features prior to making a purchase decision. In addition, large customers may be switching from legacy on-premises solutions when purchasing our products, and may rely on third parties with whom we do not have relationships when making purchasing decisions. When we accept non-standard customer requirements that deviate from our standard offerings, we typically need to change our standard operating model, which increases both the cost of compliance as well as the likelihood of noncompliance. Further, large customers typically have more extensive compliance and vendor diligence programs with respect to new products and services, which can increase both the time and resources needed to sell to them and also result in the inability to sell to them if we do not meet their compliance standards. A number of factors also influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the renegotiation of existing agreements to cover additional product categories, changing laws, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. We have also historically seen consumption growth from large enterprises take longer than when compared to smaller enterprises. Moreover, large customers often begin to deploy our products on a limited basis but nevertheless demand implementation services and negotiate pricing discounts, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations could be affected.
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

We have obtained various government certifications and authorizations that are required to support sales opportunities to the government, including FedRAMP High and DOD Impact Level 5. We may be unable to achieve government certifications or facility security clearances with certain government agencies, or we may be required to make unexpected changes to our business, operations or products to obtain or sustain such certifications or facility clearances. As a result, our ability to sell into the government sector could be restricted until we satisfy the requirements of such certifications or facility clearances. In addition, we plan to continue to pursue additional authorizations, including personnel security clearances that allow us to support the U.S. national security community. Obtaining and maintaining national security clearances within a global enterprise will require significant operational investments and the successful implementation of new processes and controls. In addition, unlike our standard commercial offering, we anticipate delivering our platform and other offerings into customer environments, which presents risks and challenges arising from having less visibility into and control over the operation and security of our platform and other offerings.

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

In addition, public sector customers may have contractual, statutory, or regulatory rights to terminate current contracts with us or our third-party distributors or resellers for convenience or default. If a contract is terminated for convenience, we may only be able to collect fees for platform consumption prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative products or services or be precluded from doing further business with government entities. Further, entities providing products or services to governments, whether directly or indirectly, are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts. Such laws, regulations, and contractual provisions impose compliance obligations that are more burdensome than those typically encountered in commercial contracts, and they often give customers in the government market substantial rights and remedies, many of which are not typically found in commercial contracts. These rights and remedies may relate to intellectual property, price protection, the accuracy of information provided to the government, incident notification, termination rights, and prohibition against any government indemnification obligations. For example, the government or other people on behalf of the government can bring civil actions under the False Claims Act where a contractor presents a false or fraudulent claim to the government for payment or approval, which can result in substantial civil penalties and/or prohibition from doing business with the government. In addition, governments may use procurement requirements as an alternative to lawmaking and impose stricter requirements than would apply to the commercial sector in areas that are not directly related to the purchase. These rules and requirements may apply to us or third-party resellers or distributors whose practices we may not control. Such parties’ non-compliance could result in repercussions for us with respect to contractual and customer satisfaction issues.

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

In order to support our growing business, we will need to continue to hire in new locations around the world and manage remote/hybrid working policies in certain areas, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have and can provide more competitive compensation and benefits. In addition, we require the majority of our employees to work from a physical office, while certain of our competitors allow remote work environments. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. Our stock price declined significantly during portions of fiscal 2025 and fiscal 2026. If the actual or perceived value of our equity awards declines or undergoes significant volatility, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees. Furthermore, current and prospective employees may believe that their equity award offers have limited upside, and our competitors may be able to offer more appealing compensation packages. In order to retain our existing employees and manage potential attrition, including as a result of any stock price decreases and market volatility that impact the actual or perceived value of our equity awards, we may issue additional equity awards or provide our employees with increased cash compensation, which could negatively impact our results of operations and be dilutive to stockholders. For example, our stock-based compensation, net of amounts capitalized, represented 41% of our revenue for fiscal 2025 and 42% for fiscal 2024, and we expect stock-based compensation to remain substantial even if we are successful in reducing it as a percentage of our revenue. Finally, if we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached our or their legal obligations, resulting in a diversion of our time and resources.

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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions or volatility in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, bank failures, international trade relations, inflation, tariffs and trade wars, and interest rate fluctuations, or the existence of epidemics, pandemics or other public health crises, political turmoil and geopolitical conflicts, natural catastrophes, warfare, or terrorist attacks on the United States, Europe, the Asia-Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. For example, the existing tariffs and continued threats of new or increased tariffs, sanctions, trades restrictions and trade barriers, ongoing changes in the United States and foreign government trade policies, the ongoing military conflicts between Russia and Ukraine and in the Middle East, as well as the rising tensions between China and Taiwan, have created volatility in the global capital markets, have had and may continue to have disruptive impact on the global economy, and could have further global economic consequences, including disruptions of the global supply chain. Tariffs may also increase the costs for AWS, Azure, and/or GCP to provide cloud infrastructure services, which may in turn increase the costs for us to use such services when we renew our agreements with them. In addition, unfavorable conditions in the general economy, including tariffs and trade wars, may negatively impact our customers’ budgets or cash flow, which could impact the contract terms, including payment terms, our customers demand from us. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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

We assume liability for data breaches, intellectual property infringement, violation of applicable laws, and other claims, which exposes us to substantial potential liability.
In our customer contracts and certain strategic partnership agreements, we assume liability for certain security breaches and data protection claims caused by us and by certain third parties on which we rely. Our contracts with customers, partners, investors, and other third parties may also include indemnification provisions under which we agree to defend and indemnify them against claims and losses arising from alleged infringement, misappropriation, or other violation of intellectual property rights, violation of applicable laws, and for other matters. Such claims may arise more often (and if they arise, may be more complex to litigate) as we begin to extend our platform and other offerings into customer environments over which we exercise significantly less or no control. We may not be successful in our attempt to limit our liability and indemnity obligations and obtain corresponding liability and indemnification obligations from vendors and partners that would require them to contribute to our obligations, and an event triggering our liability or indemnity obligations could give rise to multiple claims involving multiple customers or other third parties. In addition, there have been instances where our customers or other business partners attempt to claim indemnification even if indemnification obligations have not been triggered, and defending against such claims can be time-consuming and expensive. There is no assurance that our applicable insurance coverage, if any, would cover, in whole or in part, any such liability or indemnity obligations. We may be liable for up to the full amount of the contractual claims, which could result in substantial liability or material disruption to our business or could negatively impact our relationships with customers or other third parties, reduce demand for our platform, and adversely affect our business, financial condition, and results of operations.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 25% of our revenue for the three months ended April 30, 2025. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand or continue our expansion into certain countries, including China, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

•slower than anticipated public cloud adoption by international businesses;
•changes in a specific country’s or region’s political, economic, or legal and regulatory environment, including the effects of pandemics, tariffs and trade wars, sanctions, or long-term environmental risks;
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
Further, geopolitical, economic, and national security tensions between China and the United States or other countries could lead to further restrictions on our ability to operate in China, increased scrutiny of our business operations in China, new regulations, or unwillingness of certain customers to do business with us, including the U.S. federal government.

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
Further, the laws of certain foreign countries, particularly China and certain other developing countries, do not provide the same level of protection of corporate proprietary information and assets, such as intellectual property, trademarks, trade secrets, know-how, and records, as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad. We may also be exposed to material risks of theft or unauthorized reverse engineering of our proprietary information and other intellectual property, including technical data, data sets, or other sensitive information. Our efforts to enforce our intellectual property rights in such foreign countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop, which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, if we are unable to prevent the disclosure of our trade secrets to third parties, or if our competitors independently develop any of our trade secrets, we may not be able to establish or maintain a competitive advantage in our market, which could seriously harm our business.

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
We are subject to data privacy and protection laws, regulations, guidance, external and internal policies and other documentation, industry standards, certifications, and contractual and other obligations that apply to the collection, transmission, storage, use, and other processing of personal and sensitive information. These obligations are rapidly evolving, extensive, complex, and include inconsistencies and uncertainties. Examples of recent and anticipated developments that have impacted or could impact our business include the following:

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
•In the United States, federal, state, and local governments have enacted or proposed data privacy and security laws and regulations, including data breach notification laws, personal data privacy laws, cross-border data transfer regimes, and consumer protection laws. For example, the U.S. Department of Justice has issued a rule entitled “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” which places prohibitions or restrictions on certain data transactions involving the transfer of certain personal information to countries of concern (e.g., China, Russia, Iran) or individuals/entities located in or subject to the control of those jurisdictions. This rule will impact certain business activities such as vendor engagements, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. Additionally, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. Such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making and, if exercised, may adversely impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act of 2020 (CPRA), provides increased privacy rights and protections, including the ability of individuals to opt out of specific disclosures of their personal information, and provides for fines of up to $7,988 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Other U.S. states have adopted, or are considering adopting, similar laws.
•The certifications we maintain and the standards that apply to our platform (or those we may maintain or that may apply in the future), such as the U.S. Federal Risk and Authorization Management Program (FedRAMP), U.S. Department of Defense Impact Level 4 (IL4) and Impact Level 5 (IL5), Payment Card Industry Data Security Standards (PCI-DSS), International Organization for Standardization (ISO)/International Electrotechnical Commission (IEC) 27001, Health Information Trust Alliance Common Security Framework (HI-TRUST CSF), StateRAMP, among others, are becoming and may become more stringent.
•We may also become subject to new laws that specifically regulate non-personal data. For example, we may become subject to certain parts of the EU’s Data Act, which imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the European Economic Area. Additionally, in the EU, the Network and Information Security Directive (NIS2) regulates resilience and incident response capabilities of entities operating in a number of sectors, including the digital infrastructure sector (such as cloud computing service providers). The deadline for transposition of NIS2 into local law was October 17, 2024; however, many of the member states in the EU have not fully transposed the Directive, leading to the opening of infringement procedures by the European Commission against the member states. Once fully implemented, non-compliance with NIS2 may lead to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year.

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

The algorithms or training methodologies used in the AI Technology we use or offer may be flawed. Data sets may be overly broad, insufficient, or contain inappropriately biased information. Our generative AI Technology may also generate outputs that are inaccurate, misleading, harmful, offensive, or otherwise flawed. This may happen if the inputs that the model relied on were inaccurate, incomplete, or flawed (including if a bad actor “poisons” the model with bad inputs or logic), or if the logic of the algorithm is flawed (a so-called “hallucination”). Such outputs may also contain copyrighted or other protected material. Our customers or others may rely on or use such outputs to their detriment, or it may lead to adverse outcomes, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. Further, unauthorized use or misuse of generative AI Technology by our employees or others who have access to our systems may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Finally, if we enable or offer services or technologies that draw scrutiny or controversy, if our use of AI Technology becomes controversial or causes ethical issues, if our customers’ use our AI Technology in an improper or controversial way, or if we are perceived to overstate the capabilities or benefits of our products, services, or technologies that employ AI Technology, we may experience brand or reputational harm, competitive harm, and/or legal liability.
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
Increasing scrutiny and changing expectations from global regulations, our investors, customers, and employees with respect to ESG may result in additional compliance risk and costs and may impact our reputation and business.
Companies across many industries are facing increasing scrutiny related to their environmental, social and governance (ESG) practices and reporting, both in the United States and internationally. For example, new domestic and international laws and regulations relating to ESG matters, including environmental sustainability and climate change, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. Our response to increased ESG disclosure requirements may require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk and cost. To the extent we share information about our ESG practices, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. In addition, we may communicate ESG goals or initiatives from time to time, which can be costly to achieve and difficult to implement. There is no assurance that we will achieve any of these goals, that our initiatives will achieve their intended outcome, and our ability to implement these ESG-related initiatives or achieve ESG-related goals may be dependent on external factors outside our control.

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
We are expanding our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, tariffs, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents our stock repurchase activity under our authorized stock repurchase program for the three months ended April 30, 2025 (in thousands, except for per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

February 1, 2025 to February 28, 2025	—	$—	—	$—
March 1, 2025 to March 31, 2025	3,214	$152.63	3,214	$1,485,573
April 1, 2025 to April 30, 2025	—	$—	—	$—
Total	3,214		3,214

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
During our last fiscal quarter, our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted and/or terminated the contracts, instructions, or written plans for the purchase or sale of the Company’s securities as set forth in the table below.

Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock Subject to Trading Arrangement	Expiration Date
Frank Slootman, Director	Adopted	March 26, 2025	X		3,024,562(1)	December 31, 2025
Benoit Dageville, President of Products and Director	Adopted	March 28, 2025	X		426,047(2)	June 23, 2026
Teresa Briggs, Director	Adopted	March 31, 2025	X		1,146	July 7, 2025
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(1) The actual number of shares subject to the trading arrangement under the Rule 10b5-1 Plan is expected to be different due to (i) our withholding of certain shares to satisfy tax withholding obligations in connection with the vesting of restricted stock units and (ii) the amount of whole shares distributed in connection with the vesting of restricted stock units due to rounding, as applicable.
(2) The actual number of shares subject to the trading arrangement under the Rule 10b5-1 Plan is expected to be different due to (i) our withholding of certain shares to satisfy tax withholding obligations in connection with the vesting of restricted stock units; (ii) the amount of performance-based restricted stock units acquired following determination of the achievement of pre-established financial performance goals for fiscal year 2026; (iii) the number of shares of our common stock to be issued upon the first vesting of a restricted stock unit award, if any, to be granted in fiscal year 2027, the amount of which is not yet determinable and therefore not reflected in the total number of shares set forth in the table; and (iv) the amount of whole shares distributed in connection with the vesting of restricted stock units due to rounding, as applicable. The trading arrangement includes gifts of up to 90,000 shares of our common stock.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	9/18/2020
3.2	Amended and Restated Bylaws of Snowflake Inc.	8-K	001-39504	3.1	11/29/2023
3.3	Certificate of Retirement.	8-K	001-39504	3.1	3/3/2021
10.1+	Consulting Agreement between Snowflake Inc. and Michael P. Scarpelli, dated February 25, 2025.	8-K	001-39504	10.1	2/26/2025
10.2+	Offer Letter by and between Snowflake Inc. and Michael Gannon, dated March 4, 2025.	10-K	001-39504	10.16	3/21/2025
10.3+	Letter Agreement and Consulting Agreement between Snowflake Inc. and Christopher W. Degnan, dated March 19, 2025.	10-K	001-39504	10.20	3/21/2025
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Snowflake Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

Date: May 30, 2025

SNOWFLAKE INC.

By:	/s/ Sridhar Ramaswamy
Name:	Sridhar Ramaswamy
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Emily Ho
Name:	Emily Ho
Title:	Chief Accounting Officer
(Principal Accounting Officer)