Form 10-Q
period 2025-07-31
Snowflake Inc.
filed 2025-09-05
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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

As of August 22, 2025, there were 338.8 million shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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
•our ability to continue to innovate and make new features generally available to customers, including our development and use of artificial intelligence (AI) and machine learning technology (collectively, AI Technology), and our customers’ adoption and use of such features;
•our ability to achieve or sustain our profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our growth strategies for, and market acceptance of, our platform and the AI Data Cloud, including emerging product areas, as well as our ability to execute such strategies;
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
•If we are not successful in executing our investments in AI Technology, including generative AI Technology, our business, financial condition, and results of operations could be harmed.
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
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	July 31, 2025	January 31, 2025

Assets
Current assets:
Cash and cash equivalents	$1,880,720	$2,628,798
Short-term investments	1,705,988	2,008,873
Accounts receivable, net	646,682	922,805
Deferred commissions, current	129,873	97,662
Prepaid expenses and other current assets	232,864	211,234
Total current assets	4,596,127	5,869,372
Long-term investments	1,012,904	656,476
Property and equipment, net	283,051	296,393
Operating lease right-of-use assets	262,419	359,439
Goodwill	1,174,978	1,056,559
Intangible assets, net	285,448	278,028
Deferred commissions, non-current	187,206	183,967
Other assets	394,594	333,704
Total assets	$8,196,727	$9,033,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$166,786	$169,767
Accrued expenses and other current liabilities	622,800	515,454
Operating lease liabilities, current	38,109	35,923
Deferred revenue, current	2,268,387	2,580,039
Total current liabilities	3,096,082	3,301,183
Convertible senior notes, net	2,275,674	2,271,529
Operating lease liabilities, non-current	378,546	377,818
Deferred revenue, non-current	11,540	15,501
Other liabilities	55,296	61,264
Total liabilities	5,817,138	6,027,295
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of each July 31, 2025 and January 31, 2025	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized, 339,179 and 334,301 shares issued as of July 31, 2025 and January 31, 2025, respectively; 338,762 and 333,865 shares outstanding as of July 31, 2025 and January 31, 2025, respectively; zero and 185,461 Class B shares authorized as of July 31, 2025 and January 31, 2025, respectively, zero shares issued and outstanding as of each July 31, 2025 and January 31, 2025(1)	34	34
Treasury stock, at cost; 417 and 436 shares held as of July 31, 2025 and January 31, 2025, respectively	(56,968)	(59,505)
Additional paid-in capital	10,939,122	10,355,211
Accumulated other comprehensive income (loss)	2,782	(2,236)
Accumulated deficit	(8,512,322)	(7,293,575)
Total Snowflake Inc. stockholders’ equity	2,372,648	2,999,929
Noncontrolling interest	6,941	6,714
Total stockholders’ equity	2,379,589	3,006,643
Total liabilities and stockholders’ equity	$8,196,727	$9,033,938
________________
(1)On July 3, 2025, all authorized shares of the Company’s Class B common stock were eliminated and the Company’s Class A common stock was renamed to “common stock”, pursuant to the terms of the Company’s amended and restated certificate of incorporation. Unless otherwise noted, all references herein to the Company’s common stock refer to the Class A common stock prior to the effectiveness of the certificate. See Note 12, “Equity,” for further details.

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Revenue	$1,144,969	$868,823	$2,187,043	$1,697,532
Cost of revenue	371,815	288,078	720,601	560,595
Gross profit	773,154	580,745	1,466,442	1,136,937
Operating expenses:
Sales and marketing	501,957	400,625	960,511	801,447
Research and development	492,003	437,660	964,407	848,454
General and administrative	119,470	97,763	329,057	190,911
Total operating expenses	1,113,430	936,048	2,253,975	1,840,812
Operating loss	(340,276)	(355,303)	(787,533)	(703,875)
Interest income	49,467	49,265	102,630	104,044
Interest expense	(2,074)	—	(4,145)	—
Other expense, net	(4,985)	(7,946)	(33,043)	(29,248)
Loss before income taxes	(297,868)	(313,984)	(722,091)	(629,079)
Provision for income taxes	62	3,786	5,791	6,507
Net loss	(297,930)	(317,770)	(727,882)	(635,586)
Less: net income (loss) attributable to noncontrolling interest	87	(871)	227	(1,699)
Net loss attributable to Snowflake Inc.	$(298,017)	$(316,899)	$(728,109)	$(633,887)
Net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted(1)	$(0.89)	$(0.95)	$(2.18)	$(1.90)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted(1)	335,215	334,071	333,957	333,830
________________
(1)On July 3, 2025, all authorized shares of the Company’s Class B common stock were eliminated and the Company’s Class A common stock was renamed to “common stock”, pursuant to the terms of the Company’s amended and restated certificate of incorporation. Unless otherwise noted, all references herein to the Company’s common stock refer to the Class A common stock prior to the effectiveness of the certificate. See Note 12, “Equity,” and Note 14, “Net Loss per Share,” for further details.

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Net loss	$(297,930)	$(317,770)	$(727,882)	$(635,586)
Other comprehensive income (loss):
Cash flow hedges:
Net change in unrealized gains or losses	318	—	9,105	(52)
Net realized (gains) losses reclassified into net loss	(2,832)	26	(3,440)	29
Net change in unrealized gains or losses on available-for-sale debt securities	(2,888)	10,304	(659)	2,883
Other	13	4	12	(19)
Total other comprehensive income (loss)	(5,389)	10,334	5,018	2,841
Comprehensive loss	(303,319)	(307,436)	(722,864)	(632,745)
Less: comprehensive income (loss) attributable to noncontrolling interest	87	(871)	227	(1,699)
Comprehensive loss attributable to Snowflake Inc.	$(303,406)	$(306,565)	$(723,091)	$(631,046)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended July 31, 2025
	Common Stock(1)		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—April 30, 2025	334,064	$34	(426)	$(58,153)	$10,672,455	$8,171	$(8,214,507)	$2,408,000	$6,854	$2,414,854
Issuance of common stock upon exercise of stock options	3,565	—	—	—	30,460	—	—	30,460	—	30,460
Vesting of restricted stock units	2,338	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(788)	—	—	—	(166,136)	—	—	(166,136)	—	(166,136)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	—	—	—	—	—	—	202	202	—	202
Reissuance of treasury stock upon settlement of equity awards	—	—	9	1,185	(1,185)	—	—	—	—	—
Stock-based compensation	—	—	—	—	403,528	—	—	403,528	—	403,528
Other comprehensive loss	—	—	—	—	—	(5,389)	—	(5,389)	—	(5,389)
Net income (loss)	—	—	—	—	—	—	(298,017)	(298,017)	87	(297,930)
BALANCE—July 31, 2025	339,179	$34	(417)	$(56,968)	$10,939,122	$2,782	$(8,512,322)	$2,372,648	$6,941	$2,379,589

	Three Months Ended July 31, 2024
	Common Stock(1)		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—April 30, 2024	335,264	$34	(469)	$(63,958)	$9,546,792	$(15,713)	$(4,908,921)	$4,558,234	$9,458	$4,567,692
Issuance of common stock upon exercise of stock options	1,816	—	—	—	12,963	—	—	12,963	—	12,963
Vesting of restricted stock units	2,264	1	—	—	(1)	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(767)	—	—	—	(98,881)	—	—	(98,881)	—	(98,881)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	(2,957)	(1)	—	—	—	—	(399,999)	(400,000)	—	(400,000)
Reissuance of treasury stock upon settlement of equity awards	—	—	9	1,158	(1,156)	—	—	2	—	2
Stock-based compensation	—	—	—	—	363,248	—	—	363,248	—	363,248
Other comprehensive income	—	—	—	—	—	10,334	—	10,334	—	10,334
Net loss	—	—	—	—	—	—	(316,899)	(316,899)	(871)	(317,770)
BALANCE—July 31, 2024	335,620	$34	(460)	$(62,800)	$9,822,965	$(5,379)	$(5,625,819)	$4,129,001	$8,587	$4,137,588
________________
(1)On July 3, 2025, all authorized shares of the Company’s Class B common stock were eliminated and the Company’s Class A common stock was renamed to “common stock”, pursuant to the terms of the Company’s amended and restated certificate of incorporation. Unless otherwise noted, all references herein to the Company’s common stock refer to the Class A common stock prior to the effectiveness of the certificate. See Note 12, “Equity,” for further details.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended July 31, 2025
	Common Stock(1)		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2025	334,301	$34	(436)	$(59,505)	$10,355,211	$(2,236)	$(7,293,575)	$2,999,929	$6,714	$3,006,643
Issuance of common stock upon exercise of stock options	4,412	—	—	—	36,678	—	—	36,678	—	36,678
Issuance of common stock under employee stock purchase plan	554	—	—	—	53,193	—	—	53,193	—	53,193
Vesting of restricted stock units	4,753	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(1,627)	—	—	—	(297,470)	—	—	(297,470)	—	(297,470)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	(3,214)	—	—	—	—	—	(490,638)	(490,638)	—	(490,638)
Reissuance of treasury stock upon settlement of equity awards	—	—	19	2,537	(2,537)	—	—	—	—	—
Stock-based compensation	—	—	—	—	794,047	—	—	794,047	—	794,047
Other comprehensive income	—	—	—	—	—	5,018	—	5,018	—	5,018
Net income (loss)	—	—	—	—	—	—	(728,109)	(728,109)	227	(727,882)
BALANCE—July 31, 2025	339,179	$34	(417)	$(56,968)	$10,939,122	$2,782	$(8,512,322)	$2,372,648	$6,941	$2,379,589

	Six Months Ended July 31, 2024
	Common Stock(1)		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2024	334,453	$34	(492)	$(67,140)	$9,331,238	$(8,220)	$(4,075,604)	$5,180,308	$10,286	$5,190,594
Issuance of common stock upon exercise of stock options	3,186	—	—	—	23,480	—	—	23,480	—	23,480
Issuance of common stock under employee stock purchase plan	346	—	—	—	46,735	—	—	46,735	—	46,735
Issuance of common stock in connection with a business combination	1	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	5,452	1	—	—	(1)	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(1,879)	—	—	—	(275,965)	—	—	(275,965)	—	(275,965)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	(5,939)	(1)	—	—	—	—	(916,328)	(916,329)	—	(916,329)
Reissuance of treasury stock upon settlement of equity awards	—	—	32	4,340	(4,257)	—	—	83	—	83
Stock-based compensation	—	—	—	—	701,735	—	—	701,735	—	701,735
Other comprehensive income	—	—	—	—	—	2,841	—	2,841	—	2,841
Net loss	—	—	—	—	—	—	(633,887)	(633,887)	(1,699)	(635,586)
BALANCE—July 31, 2024	335,620	$34	(460)	$(62,800)	$9,822,965	$(5,379)	$(5,625,819)	$4,129,001	$8,587	$4,137,588
________________
(1)On July 3, 2025, all authorized shares of the Company’s Class B common stock were eliminated and the Company’s Class A common stock was renamed to “common stock”, pursuant to the terms of the Company’s amended and restated certificate of incorporation. Unless otherwise noted, all references herein to the Company’s common stock refer to the Class A common stock prior to the effectiveness of the certificate. See Note 12, “Equity,” for further details.
See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(727,882)	$(635,586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	103,641	85,332
Non-cash operating lease costs	33,998	27,568
Amortization of deferred commissions	58,954	45,586
Stock-based compensation, net of amounts capitalized	783,677	687,936
Net accretion of discounts on investments	(13,369)	(24,772)
Net realized and unrealized losses on strategic investments in equity securities	35,265	27,203
Amortization of debt issuance costs	4,145	—
Asset impairment related to office facility exit	108,619	—
Deferred income tax	(3,445)	49
Other	(3,489)	1,918
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	276,051	492,192
Deferred commissions	(84,864)	(36,754)
Prepaid expenses and other assets	(22,338)	33,347
Accounts payable	7,348	91,425
Accrued expenses and other liabilities	97,226	4,637
Operating lease liabilities	(26,397)	(25,289)
Deferred revenue	(323,871)	(349,459)
Net cash provided by operating activities	303,269	425,333
Cash flows from investing activities:
Purchases of property and equipment	(61,654)	(21,562)
Capitalized software development costs	—	(13,396)
Cash paid for business combinations, net of cash acquired	(164,230)	(8,906)
Purchases of intangible assets	(1,311)	—
Purchases of investments	(1,649,044)	(1,274,742)
Sales of investments	18,875	40,797
Maturities and redemptions of investments	1,502,129	1,511,458
Settlement of cash flow hedges	—	(749)
Net cash provided by (used in) investing activities	(355,235)	232,900
Cash flows from financing activities:
Proceeds from exercise of stock options	34,446	23,664
Proceeds from issuance of common stock under employee stock purchase plan	53,193	46,735
Taxes paid related to net share settlement of equity awards	(294,497)	(278,114)

	Six Months Ended July 31,
	2025	2024

Repurchases of common stock	(490,638)	(916,329)
Payments of deferred purchase consideration for business combinations	(600)	—
Net cash used in financing activities	(698,096)	(1,124,044)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12,222	(1,909)
Net decrease in cash, cash equivalents, and restricted cash	(737,840)	(467,720)
Cash, cash equivalents, and restricted cash—beginning of period	2,698,678	1,780,977
Cash, cash equivalents, and restricted cash—end of period	$1,960,838	$1,313,257
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$35,392	$20,168
Stock-based compensation included in capitalized software development costs	$—	$17,141
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other current liabilities	$10,247	$4,719
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,880,720	$1,282,045
Restricted cash—included in other assets and prepaid expenses and other current assets	80,118	31,212
Total cash, cash equivalents, and restricted cash	$1,960,838	$1,313,257
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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of July 31, 2025 and the results of operations for the three and six months ended July 31, 2025 and 2024, and cash flows for the six months ended July 31, 2025 and 2024. The condensed balance sheet as of January 31, 2025 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended July 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Revenue	$1,144,969	$868,823	$2,187,043	$1,697,532
Cost of revenue and operating expenses:
Cost of product revenue(1)(2)	302,316	235,582	587,592	455,239
Cost of professional services and other revenue(2)	69,499	52,496	133,009	105,356
Sales and marketing(2)	501,957	400,625	960,511	801,447
Research and development(2)	492,003	437,660	964,407	848,454
General and administrative(2)	119,470	97,763	329,057	190,911
Interest income	(49,467)	(49,265)	(102,630)	(104,044)
Interest expense	2,074	—	4,145	—
Other expense, net	4,985	7,946	33,043	29,248
Provision for income taxes	62	3,786	5,791	6,507
Net loss	$(297,930)	$(317,770)	$(727,882)	$(635,586)
________________
(1)Third-party cloud infrastructure expenses incurred in connection with customers’ use of the Snowflake platform and the deployment and maintenance of the platform on public clouds, including different regional deployments, represented approximately 70% and 65% of cost of product revenue for the three months ended July 31, 2025 and 2024, respectively, and 69% and 65% of cost of product revenue for the six months ended July 31, 2025 and 2024, respectively.
(2)Personnel-related expenses, excluding stock-based compensation and associated payroll taxes, represented approximately 38% of the Company’s total cost of revenue and operating expenses for each of the three months ended July 31, 2025 and 2024, and 36% and 38% of the Company’s total cost of revenue and operating expenses for the six months ended July 31, 2025 and 2024, respectively. These expenses consist primarily of salaries, benefits, bonuses, sales commissions and draws paid to the Company’s sales force and certain referral fees paid to third parties, including amortization of deferred commissions, and associated payroll taxes. They also include salaries, benefits and bonuses allocated as part of overhead costs. See Note 12 , “Equity,” for details regarding the Company’s stock-based compensation.

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

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	July 31, 2025	January 31, 2025

United States	$439,953	$536,885
Other(1)	105,517	118,947
Total	$545,470	$655,832
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of July 31, 2025 and January 31, 2025.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, stand-alone selling prices (SSP) for each distinct performance obligation, software development costs, the expected period of benefit for deferred commissions, the fair value of intangible assets acquired in business combinations, the useful lives and impairment of long-lived assets, the carrying value of operating lease right-of-use assets, stock-based compensation, accounting for income taxes, and the fair value of investments in marketable and non-marketable securities.

The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. These estimates are assessed on a regular basis; however, actual results could differ from these estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, which was filed with the SEC on March 21, 2025. There have been no significant changes to the Company’s accounting policies during the six months ended July 31, 2025, except for updates to the software development costs accounting policy, as described below.

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

During the three months ended April 30, 2025, the Company began marketing the Snowflake platform to selected public sector customers who will have contractual rights to take possession of the Company’s software and who will contract with third parties to host the Company’s software. As a result, the Company’s ongoing and future software development costs related to the Snowflake platform must be accounted for under ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20). All costs to establish technological feasibility are expensed as they are incurred. Technological feasibility is established when the working model is complete, which typically occurs at or shortly before the general release of the software products. Costs incurred subsequent to establishing technological feasibility are capitalized until the software product is available for general release to customers, at which point they are amortized on a product-by-product basis. Software development costs capitalized under ASC 985-20 are included in property and equipment, net on the condensed consolidated balance sheets, and are tested for impairment whenever events or changes in circumstances occur that could impact their recoverability. Software development costs that meet the criteria for capitalization were not material for the three and six months ended July 31, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, on an annual and interim basis, of specified information about certain costs and expenses in the notes to financial statements. This guidance is effective for the Company for its fiscal year beginning February 1, 2027 and interim periods within its fiscal year beginning February 1, 2028 on either a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This guidance is effective for the Company for its fiscal year and all interim periods beginning February 1, 2026 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations

Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Product revenue	$1,090,496	$829,250	$2,087,309	$1,618,837
Professional services and other revenue	54,473	39,573	99,734	78,695
Total	$1,144,969	$868,823	$2,187,043	$1,697,532

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Americas:
United States	$861,469	$663,630	$1,645,976	$1,295,671
Other Americas(1)	30,570	22,777	60,231	46,512
EMEA(1)(2)	185,315	137,872	354,124	269,529
Asia-Pacific and Japan(1)	67,615	44,544	126,712	85,820
Total	$1,144,969	$868,823	$2,187,043	$1,697,532
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East and Africa.

Accounts Receivable, Net

As of July 31, 2025 and January 31, 2025, allowance for credit losses of $7.8 million and $4.8 million, respectively, was included in the Company’s accounts receivable, net balance.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of July 31, 2025 and January 31, 2025, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the three and six months ended July 31, 2025 and 2024.

Deferred Revenue

The Company recognized $827.6 million and $642.7 million of revenue for the three months ended July 31, 2025 and 2024, respectively, from the deferred revenue balances as of April 30, 2025 and 2024, respectively.

The Company recognized $1.4 billion and $1.2 billion of revenue for the six months ended July 31, 2025 and 2024, respectively, from the deferred revenue balances as of January 31, 2025 and 2024, respectively.

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

As of July 31, 2025, the Company’s RPO was $6.9 billion, of which the Company expects approximately 50% to be recognized as revenue in the 12 months ending July 31, 2026 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents, Investments and Strategic Investments

Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	July 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$1,320,540	$—	$—	$1,320,540
Time deposits	115,074	—	—	115,074
U.S. government securities	52,853	—	(3)	52,850
Corporate notes and bonds	10,836	—	(2)	10,834
Total cash equivalents	1,499,303	—	(5)	1,499,298
Investments:
Corporate notes and bonds	1,893,404	1,850	(1,189)	1,894,065
U.S. government and agency securities	572,230	214	(656)	571,788
Commercial paper	135,245	7	(161)	135,091
Certificates of deposit	117,920	42	(14)	117,948
Total investments	2,718,799	2,113	(2,020)	2,718,892
Total cash equivalents and investments	$4,218,102	$2,113	$(2,025)	$4,218,190

	January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$1,741,089	$—	$—	$1,741,089
U.S. government securities	388,578	92	—	388,670
Time deposits	113,851	—	—	113,851
Corporate notes and bonds	4,466	—	—	4,466
Commercial paper	3,064	—	—	3,064
Total cash equivalents	2,251,048	92	—	2,251,140
Investments:
Corporate notes and bonds	1,559,893	2,177	(1,520)	1,560,550
U.S. government and agency securities	609,937	528	(727)	609,738
Commercial paper	307,752	142	(38)	307,856
Certificates of deposit	187,112	97	(4)	187,205
Total investments	2,664,694	2,944	(2,289)	2,665,349
Total cash equivalents and investments	$4,915,742	$3,036	$(2,289)	$4,916,489

The Company included $24.2 million and $23.6 million of interest receivable in prepaid expenses and other current assets on the condensed consolidated balance sheets as of July 31, 2025 and January 31, 2025, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of July 31, 2025 and January 31, 2025 because such potential losses were not material.

As of July 31, 2025, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, classified as short-term or long-term investments on the Company’s condensed consolidated balance sheets, by remaining contractual maturity, are as follows (in thousands):

July 31, 2025
Estimated Fair Value

Due within 1 year	$1,705,988
Due in 1 year to 3 years	1,012,904
Total	$2,718,892

Gross unrealized losses on the Company’s available-for-sale marketable debt securities were not material as of July 31, 2025 and January 31, 2025.

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair values of these securities due to credit related factors was not material as of July 31, 2025 and January 31, 2025.

Strategic Investments

The Company’s strategic investments consist primarily of non-marketable equity securities recorded at cost minus impairment, if any, and adjusted for observable transactions for the same or similar investments of the same issuer (referred to as the Measurement Alternative).

The following table presents the Company’s strategic investments by type (in thousands):

	July 31, 2025	January 31, 2025

Equity securities:
Non-marketable equity securities under Measurement Alternative	$325,936	$281,158
Non-marketable equity securities under equity method	5,707	5,491
Marketable equity securities	8,385	13,833
Debt securities:
Non-marketable debt securities	11,000	750
Total strategic investments—included in other assets	$351,028	$301,232

The following table summarizes the gains and losses associated with the Company’s strategic investments in equity securities (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Unrealized losses on non-marketable equity securities under Measurement Alternative:
Impairments	$(5,000)	$(7,158)	$(31,521)	$(25,911)
Net unrealized gains (losses) on marketable equity securities	(980)	650	(5,448)	(3,005)
Net unrealized losses on strategic investments in equity securities	(5,980)	(6,508)	(36,969)	(28,916)
Net realized gains on strategic investments in equity securities sold(1)	400	—	1,704	1,713
Total—included in other expense, net	$(5,580)	$(6,508)	$(35,265)	$(27,203)
________________
(1)Represents the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative held by the Company as of July 31, 2025 were $18.3 million and $60.5 million, respectively.

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

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of July 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$1,320,540	$—	$—	$1,320,540
Time deposits	—	115,074	—	115,074
U.S. government securities	—	52,850	—	52,850
Corporate notes and bonds	—	10,834	—	10,834
Short-term investments:
Corporate notes and bonds	—	1,079,287	—	1,079,287
U.S. government and agency securities	—	373,662	—	373,662
Commercial paper	—	135,091	—	135,091
Certificates of deposit	—	117,948	—	117,948
Long-term investments:
Corporate notes and bonds	—	814,778	—	814,778
U.S. government and agency securities	—	198,126	—	198,126
Strategic investments:
Marketable equity securities	8,385	—	—	8,385
Non-marketable debt securities	—	—	11,000	11,000
Derivative assets:
Foreign currency forward contracts	—	7,255	—	7,255
Total assets	$1,328,925	$2,904,905	$11,000	$4,244,830
Liabilities:
Derivative liabilities:
Foreign currency forward contracts	$—	$(1,458)	$—	$(1,458)
Total liabilities	$—	$(1,458)	$—	$(1,458)

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

The Company’s derivative financial instruments, consisting of foreign currency forward contracts, are carried at fair value on the condensed consolidated balance sheets. The following table summarizes the notional amounts of the Company’s outstanding derivative financial instruments (in thousands):

	July 31, 2025	January 31, 2025

Foreign currency forward contracts not designated as hedging instruments	$167,790	$222,027
Foreign currency forward contracts designated as cash flow hedges	78,144	—
Total derivative financial instruments	$245,934	$222,027

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

See Note 10, “Convertible Senior Notes,” for the fair value measurement of the Company’s convertible senior notes.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	July 31, 2025	January 31, 2025

Leasehold improvements	$117,022	$97,324
Computers, equipment, and software	65,526	49,575
Furniture and fixtures	29,676	25,473
Capitalized software development costs	223,364	209,684
Construction in progress—capitalized software development costs	13,512	28,672
Construction in progress—other	16,151	39,106
Total property and equipment, gross	465,251	449,834
Less: accumulated depreciation and amortization(1)	(182,200)	(153,441)
Total property and equipment, net	$283,051	$296,393
________________
(1)Includes $117.2 million and $84.8 million of accumulated amortization related to capitalized software development costs as of July 31, 2025 and January 31, 2025, respectively.

Depreciation and amortization expense was $27.0 million and $51.7 million for the three and six months ended July 31, 2025, respectively. Included in these amounts were the amortization of capitalized software development costs of $17.0 million and $33.8 million for the three and six months ended July 31, 2025, respectively.

Depreciation and amortization expense was $21.2 million and $38.0 million for the three and six months ended July 31, 2024, respectively. Included in these amounts were the amortization of capitalized software development costs of $13.3 million and $24.2 million for the three and six months ended July 31, 2024, respectively.

During the six months ended July 31, 2025, the Company recognized impairment charges of $20.8 million, mainly for leasehold improvements and furniture and fixtures, primarily relating to the cease-use of its San Mateo office facility. Such impairment charges were recorded as general and administrative expenses on the condensed consolidated statement of operations. See Note 11, “Commitments and Contingencies,” for further details. Impairment charges were not material for the six months ended July 31, 2024.

7. Business Combinations

Fiscal 2026

Crunchy Data Solutions, Inc.

On June 6, 2025, the Company acquired all of the outstanding capital stock of Crunchy Data Solutions, Inc. (Crunchy Data), a privately-held company that provides PostgreSQL technology, for $164.5 million in cash. The Company acquired Crunchy Data primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

The following table summarizes the preliminary allocation of purchase consideration to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition:

	Estimated Fair Value (in thousands)	Estimated Weighted-Average Useful Life (in years)

Cash	$221
Accounts receivable	4,323
Developed technology intangible assets	46,000	5
Customer relationships intangible assets	12,000	1.6
Deferred revenue	(12,028)
Other net tangible liabilities	(916)
Deferred tax liabilities, net(1)	(3,405)
Total identifiable net assets	46,195
Goodwill	118,256
Total purchase consideration	$164,451
________________
(1)Deferred tax liabilities, net primarily relate to the intangible asset acquired and the amount presented is net of deferred tax assets.

The fair value of the developed technology intangible assets were estimated using the discounted cash flow method, which utilizes assumptions including projected future revenue generated from the acquired developed technology, projected profit margin, discount rate, and technology migration curve. The acquired intangible assets had a total weighted-average amortization period of 4.3 years.

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

Acquisition-related costs, recorded as general and administrative expenses, associated with this business combination were not material during the six months ended July 31, 2025.

From the date of acquisition through July 31, 2025, revenue attributable to Crunchy Data, included in the Company’s condensed consolidated statements of operations for the three and six months ended July 31, 2025 was not material. It was impracticable to determine the effect on the Company’s net loss attributable to Crunchy Data as its operation has been integrated into the Company’s ongoing operations since the date of acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Crunchy Data, as if Crunchy Data had been acquired as of February 1, 2024 (in thousands):

	Pro Forma
	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(unaudited)
Revenue	$1,148,433	$876,295	$2,198,714	$1,711,975
Net loss	$(304,547)	$(329,074)	$(744,352)	$(657,840)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of operations of Crunchy Data to reflect certain business combination effects, including the amortization of the acquired intangible assets, stock-based compensation, income tax impact, and acquisition-related costs incurred by the Company and Crunchy Data as though this business combination occurred as of February 1, 2024, the beginning of the Company’s fiscal 2025. The historical consolidated financial information in the unaudited pro forma table above has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to this business combination, reasonably estimable, and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if this business combination had taken place as of February 1, 2024.

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

Pro forma financial information for this business combination has not been presented, as the effects of this business combination were not material to the Company’s condensed consolidated financial statements.

8. Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	July 31, 2025
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$317,364	$(115,204)	$202,160
Developer community	154,900	(101,818)	53,082
Assembled workforce	55,732	(41,974)	13,758
Customer relationships	16,400	(2,068)	14,332
Patents	8,874	(8,484)	390
Other	1,311	(11)	1,300
Total finite-lived intangible assets	$554,581	$(269,559)	$285,022
Indefinite-lived intangible assets—trademarks			426
Total intangible assets, net			$285,448

	January 31, 2025
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$277,063	$(92,033)	$185,030
Developer community	154,900	(86,472)	68,428
Assembled workforce	55,732	(36,929)	18,803
Patents	8,874	(8,005)	869
Customer relationships	4,400	(328)	4,072
Total finite-lived intangible assets	$500,969	$(223,767)	$277,202
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$278,028

Amortization expense of intangible assets was $27.8 million and $51.9 million for the three and six months ended July 31, 2025, respectively, and $23.9 million and $47.3 million for the three and six months ended July 31, 2024, respectively. Cost and accumulated amortization of fully amortized intangible assets are removed from the Company's consolidated balance sheets when they are no longer in use.

As of July 31, 2025, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
Remainder of 2026	$57,429
2027	107,594
2028	71,015
2029	29,203
2030	15,923
Thereafter	3,858
Total	$285,022

Goodwill

Changes in goodwill were as follows (in thousands):

Amount

Balance—January 31, 2025 and April 30, 2025	$1,056,559
Additions and related adjustments(1)	118,419
Balance—July 31, 2025	$1,174,978
________________
(1)Include measurement period adjustments related to the fair values of the assets acquired and liabilities assumed in business combinations. These adjustments did not have a material impact on goodwill.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2025	January 31, 2025

Accrued compensation	$222,333	$194,630
Accrued third-party cloud infrastructure expenses	101,812	77,944
Employee payroll tax withheld on employee stock transactions	52,886	14,025
Employee contributions under employee stock purchase plan	40,519	46,576
Liabilities associated with sales, marketing and business development programs	30,202	44,017
Accrued purchases of property and equipment	21,702	9,896
Accrued taxes	17,958	25,819
Accrued professional services	14,621	14,005
Other	120,767	88,542
Total accrued expenses and other current liabilities	$622,800	$515,454

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

Holders may convert all or any portion of the 2027 Notes and 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding July 1, 2027 and July 1, 2029, respectively, in each case only upon satisfaction of one or more of the following conditions:

(1) during any fiscal quarter commencing after the fiscal quarter ending on January 31, 2025 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock, par value $0.0001 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the relevant series of Notes on each applicable trading day (Sale Price Trigger);

(2) during the five business day period after any ten consecutive trading day period (Measurement Period) in which the trading price (as defined in the Indentures) per $1,000 principal amount of the 2027 Notes or the 2029 Notes, as applicable, for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for such Notes on each such trading day;

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

Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of both, at the Company’s election, in the manner and subject to the terms and conditions provided in the applicable Indenture.

The Company may, at its option, redeem for cash all or any portion of the 2027 Notes (subject to the partial redemption limitation set forth in the Indenture governing the 2027 Notes), on or after April 6, 2026 if the last reported sale price of the Company’s common stock has been at least 150% of the conversion price then in effect for the 2027 Notes for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. The Company may, at its option, redeem for cash all or any portion of the 2029 Notes (subject to the partial redemption limitation set forth in the Indenture governing the 2029 Notes), on or after October 6, 2027 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for the 2029 Notes for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the Notes.

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

During the three months ended July 31, 2025, the Sale Price Trigger was met and as a result, holders may convert the Notes at any time during the three months ending October 31, 2025. The Company continues to classify the net carrying amount of the Notes as a non-current liability as the Company has the option to settle the obligation in shares upon conversion and the Notes’ maturity dates are more than 12 months away.

The following table presents the net carrying values and fair values of each series of Notes as of July 31, 2025 (in thousands):

	Principal	Unamortized Debt Issuance Costs	Net Carrying Value	Fair Value
				Amount	Leveling

2027 Notes	$1,150,000	$11,299	$1,138,701	$1,742,262	Level 2
2029 Notes	$1,150,000	$13,027	$1,136,973	$1,779,694	Level 2

The fair value was determined based on the quoted prices of the Notes in an inactive market on the last traded day of the fiscal quarter and has been classified as Level 2 in the fair value hierarchy.

Amortization of debt issuance costs was not material for the three and six months ended July 31, 2025.

The Company used a portion of the net proceeds from the offering to (i) pay the $195.5 million cost of the privately negotiated capped call transactions relating to each series of the Notes, as described below, and (ii) repurchase $399.6 million of its common stock from purchasers of the Notes in the offering in privately negotiated transactions entered into in connection with the Notes offering at a purchase price of $112.50 per share.

Capped Call Transactions

In connection with the Notes offering, the Company entered into privately negotiated capped call transactions relating to each series of Notes (Capped Calls) with certain of the initial purchasers or affiliates thereof and certain other financial institutions. The Capped Calls are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the relevant series of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes of such series, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $225.00 per share.

The following table sets forth other key terms (subject to certain adjustments) and premiums paid for the Capped Calls related to each series of Notes (in thousands, except per share data):

	Capped Calls Entered into in Connection with the Offering of the 2027 Notes	Capped Calls Entered into in Connection with the Offering of the 2029 Notes

Initial number of shares covered	7,302	7,302
Initial strike price	$157.50	$157.50
Initial cap price	$225.00	$225.00
Total premium paid	$94,300	$101,200

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

During the six months ended July 31, 2025, the Company recognized impairment charges of $87.8 million for operating lease right-of-use assets, and $20.8 million for property and equipment, net, primarily relating to the cease-use of its San Mateo office facility. These impairment charges represent the amounts by which the carrying values of the asset groups exceeded their estimated fair values, and were recorded as general and administrative expenses on the condensed consolidated statement of operations. The fair values of the impaired asset groups were estimated using discounted cash flow models (income approach) based on market participant assumptions, including the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates to reflect the level of risk associated with receiving future cash flows. These assumptions are classified within Level 3 inputs of the fair value hierarchy. The fair values of the impaired asset groups are not material.

As of July 31, 2025, the Company had committed $38.4 million for leases signed but not yet commenced. These leases will commence on various dates starting in fiscal 2026 with lease terms ranging from 5.3 years to 6.1 years.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2030. Such subleases have all been classified as operating leases. Sublease income is recorded as a reduction to the Company’s operating lease costs. Sublease income was not material for any of the periods presented.

Other Contractual Commitments—Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level. There were no material contractual obligations that were entered into during the six months ended July 31, 2025 that were outside the ordinary course of business.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three and six months ended July 31, 2025 and 2024.

Legal Matters—On March 23, 2021, a former employee filed a charge with the National Labor Relations Board (NLRB) claiming that he was terminated in retaliation for engaging in concerted activity protected under the National Labor Relations Act. On September 15, 2023, following a hearing before a NLRB administrative law judge, the administrative law judge issued his ruling in favor of the former employee and ordered that he be awarded certain compensatory and other damages. The Company is appealing the ruling to the Board of the NLRB. The Company believes it is reasonably possible that a loss could ultimately result from an unfavorable outcome and that an estimate of the potential range of loss is between zero and $25 million, plus interest. No material loss accrual was recorded on the Company’s condensed consolidated balance sheets as of July 31, 2025 and January 31, 2025, because management believes the likelihood of material loss resulting from this charge is not probable given the further appellate proceedings that are due to take place.

On February 29, 2024, a stockholder class action lawsuit was filed against the Company, the Company’s former Chief Executive Officer, and the Company’s Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. On October 28, 2024, an amended complaint was filed by the lead plaintiff. On December 23, 2024, the Company filed a motion to dismiss the amended complaint. On January 29, 2025, the lead plaintiff informed the Company that it would seek leave to file a second amended complaint rather than respond to the motion to dismiss. On April 7, 2025, the lead plaintiff filed its second amended complaint. On June 6, 2025, the Company filed a motion to dismiss the second amended complaint. On August 5, 2025, the lead plaintiff filed its opposition to the motion to dismiss. The Company’s reply brief in support of its motion to dismiss is due on September 19, 2025. In addition, since the filing of the class action lawsuit, five additional complaints containing securities derivative claims have been filed against the Company and certain of the Company’s directors and executive officers alleging similar violations. The derivative claims have been stayed pending resolution of the anticipated motion to dismiss the class action lawsuit. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company and the other defendants intend to vigorously defend against the claims in these actions.

On June 13, 2024, a class action was filed in the United States District Court for the District of Montana against the Company alleging that the Company failed to take reasonable measures to secure systems that contained consumer data, thereby allowing threat actors to access and exfiltrate personally identifiable information. In the months that followed, numerous additional class actions making the same or similar allegations were filed in the United States and Canada against the Company and/or customers whose consumer or employee data was exfiltrated. Among other claims, the complaints assert common law claims for negligence, breach of fiduciary duty, breach of implied contract, and unjust enrichment, as well as statutory claims, and seek an unspecified amount of damages, attorneys’ fees and costs, as well as injunctive relief. On October 4, 2024, an order was issued by the United States Judicial Panel on Multidistrict Litigation combining the class actions filed in the United States into a multidistrict litigation in the District of Montana. On February 3, 2025, plaintiffs filed their representative complaint on behalf of the consumer plaintiffs. On February 14, 2025, the Court created a separate financial institution track to represent the interests of certain financial institutions (FI Plaintiffs) and ordered that a separate FI Plaintiff representative complaint be filed. On April 7, 2025, an FI Plaintiff representative complaint was filed. On April 14, 2025, the plaintiffs filed a second amended representative complaint on behalf of the consumer plaintiffs. On May 16, 2025, the Company filed a motion to dismiss the second amended representative complaint on behalf of the consumer plaintiffs. On May 20, 2025, the plaintiffs filed a third amended representative complaint that asserted additional claims against the Company on behalf of individuals impacted by the breach of a Snowflake customer account containing personally identifiable information from the Los Angeles Unified School District (LAUSD Claims). On June 26, 2025, the Company moved to dismiss the FI Plaintiff representative complaint. On July 30, 2025, the Company moved to dismiss the LAUSD Claims. Oral argument is scheduled to take place on the three motions to dismiss on October 6, 2025. In addition to the multidistrict litigation, a class action is pending in the Supreme Court of British Columbia. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend against the claims in these actions.

In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

Letters of Credit—As of July 31, 2025, the Company had a total of $20.8 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, non-employee directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three and six months ended July 31, 2025 and 2024, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions, where the Company is an indemnifying party, were not material.

12. Equity

Common Stock—On July 3, 2025, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware effecting (i) the elimination of the Company’s Class B common stock, and (ii) the renaming of the Company’s Class A common stock to “common stock”. Upon the effectiveness of the certificate, the Company’s total number of authorized shares of Class B common stock was reduced from 185.5 million shares to zero. Holders of common stock are entitled to one vote per share on all matters subject to a stockholder vote. This amendment had no impact on the Company’s issued and outstanding shares, additional paid-in capital, or accumulated deficit. Unless otherwise noted, all references herein to the Company’s common stock refer to the Class A common stock prior to the effectiveness of the certificate.

The Company had reserved shares of common stock for future issuance under the Company’s equity incentive plans as follows (in thousands):

	July 31, 2025	January 31, 2025

2012 Equity Incentive Plan:
Options outstanding	15,655	20,067
2020 Equity Incentive Plan:
Options outstanding	1,586	1,586
Restricted stock units outstanding	25,267	24,790
Shares available for future grants	77,906	64,834
2020 Employee Stock Purchase Plan:
Shares available for future grants	19,230	16,446
Total	139,644	127,723

Stock Repurchase Program and Treasury Stock—In February 2023, the Company’s board of directors authorized a stock repurchase program of up to $2.0 billion of the Company’s outstanding common stock. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. In August 2024, the Company’s board of directors authorized the repurchase of an additional $2.5 billion of its outstanding common stock and extended the expiration date of the stock repurchase program from March 2025 to March 2027.

The following table summarizes the stock repurchase activity under the Company’s stock repurchase program (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Number of shares repurchased	—	2,957	3,214	5,939
Weighted-average price per share(1)	$—	$135.28	$152.63	$154.29
Aggregate purchase price(1)	$—	$399,955	$490,590	$916,239
________________
(1)Excludes transaction costs and excise tax, if any, associated with the repurchases.
All repurchases presented in the table above were made in open market transactions. As of July 31, 2025, $1.5 billion remained available for future stock repurchases under the stock repurchase program (exclusive of any transaction costs associated with repurchases). The first 0.5 million shares repurchased under the Company’s authorized stock repurchased program were recorded in treasury stock as a reduction to the stockholders’ equity on the condensed consolidated balance sheets. All shares of common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price (including associated transaction costs) over par value was recorded entirely to retained earnings (accumulated deficit) on the condensed consolidated balance sheets.

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

The Company’s 2012 Equity Incentive Plan (2012 Plan) provided for the grant of equity awards to employees, non-employee directors, and other service providers of the Company. The 2012 Plan was terminated in September 2020 in connection with the IPO but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2012 Plan. Upon the expiration, forfeiture, cancellation, or reacquisition of any shares of common stock underlying outstanding equity awards granted under the 2012 Plan, an equal number of shares of common stock will become available for grant under the 2020 Plan. No further equity awards will be granted under the 2012 Plan.

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

A summary of stock option activity during the six months ended July 31, 2025 is as follows:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2025	21,653	$20.83	4.2	$3,493,648
Exercised	(847)	$7.34
Canceled	0	$12.85
Balance—April 30, 2025	20,806	$21.37	4.0	$2,903,841
Exercised	(3,565)	$8.54
Balance—July 31, 2025	17,241	$24.03	3.8	$3,439,121
Vested and expected to vest as of July 31, 2025	17,241	$24.03	3.8	$3,439,121
Exercisable as of July 31, 2025	16,407	$16.71	3.7	$3,392,863

No options were granted during the six months ended July 31, 2025. The weighted-average grant-date fair value of options granted during the six months ended July 31, 2024, was $79.16 per share. The intrinsic value of options exercised in the six months ended July 31, 2025 and 2024 was $869.3 million and $467.8 million, respectively. The aggregate grant-date fair value of options that vested during the six months ended July 31, 2025 and 2024 was $15.4 million and $15.8 million, respectively.

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

Equity-classified RSUs granted under the 2020 Plan include those that only contain a service-based vesting condition that is typically satisfied over four years, and the related stock-based compensation for these RSUs is recognized on a straight-line basis over the requisite service period. In addition, under the 2020 Plan, the Company granted 0.4 million and 0.8 million equity-classified RSUs (Leadership PRSUs) to its executive officers and certain other members of its senior leadership team during the six months ended July 31, 2025 and 2024, respectively. These Leadership PRSUs were granted at 120% of the target number of these awards, representing the maximum number of Leadership PRSUs that may be eligible to vest over their full term, and have both service-based and performance-based vesting conditions. The service-based vesting condition for these Leadership PRSUs is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance targets set by the compensation committee of the board of directors of the Company. The ultimate number of the Leadership PRSUs eligible to vest ranges between 0% to 120% of the target number of the Leadership PRSUs based on the weighted-average achievement of such Company annual performance metrics for the respective fiscal year. Stock-based compensation associated with these Leadership PRSUs is recognized using an accelerated attribution method over the requisite service period, based on the Company’s periodic assessment of the probability that the performance condition will be achieved. Stock-based compensation recognized for these Leadership PRSUs was $15.3 million and $29.1 million for the three and six months ended July 31, 2025, respectively, and $8.7 million and $21.2 million for the three and six months ended July 31, 2024, respectively.

A summary of equity-classified RSUs activity during the six months ended July 31, 2025 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2025	23,354	$151.30
Granted	5,459	$147.06
Vested	(2,425)	$158.50
Forfeited	(1,013)	$156.70
Performance adjustment(1)	(176)	$163.04
Unvested Balance—April 30, 2025	25,199	$149.39
Granted	1,844	$201.47
Vested	(2,347)	$155.74
Forfeited	(846)	$154.37
Unvested Balance—July 31, 2025	23,850	$152.62
________________
(1)Represents an adjustment in the number of shares outstanding, with regards to Leadership PRSUs granted during the six months ended July 31, 2024, based on the actual achievement of the associated Company annual performance targets for fiscal 2025.

Liability-Classified RSUs—During the fourth quarter of fiscal 2024, in connection with a business combination, the Company agreed to grant, under the 2020 Plan, RSUs that contain both post-combination service-based and performance-based vesting conditions (Acquisition PRSUs) to eligible existing or future employees, subject to a maximum total number of approximately 1.7 million shares. The post-combination service-based vesting condition for these Acquisition PRSUs is satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is contingent on the achievement of certain performance metric over the 12-month period ending January 31, 2027. Acquisition PRSUs will vest when both service-based and performance-based conditions are satisfied. The ultimate number of Acquisition PRSUs eligible to vest is determined based on the actual achievement of the performance metric, which takes into account certain factors including the Company’s stock price and market capitalization.

Once granted, Acquisition PRSUs are initially liability-classified and recorded in other liabilities on the Company’s condensed consolidated balance sheets, as the monetary value of the obligation under each potential outcome of the performance condition is predominantly based on a fixed monetary amount known at inception and will be settled in a variable number of shares. Subsequently, these awards are remeasured to the fair value at each reporting date until the number of Acquisition PRSUs eligible to vest is fixed, at which time these awards will be reclassified to equity. Stock-based compensation associated with these awards is recognized based on the probable outcome of the performance condition, using an accelerated attribution method over the requisite service period, with a cumulative catch-up adjustment recognized for changes in the fair value estimated at each reporting date. As of July 31, 2025, the liabilities associated with these Acquisition PRSUs were not material. As of January 31, 2025, the liabilities associated with these Acquisition PRSUs were $11.1 million.

A summary of liability-classified RSUs activity during the six months ended July 31, 2025 is as follows:

Number of Shares (in thousands)

Unvested Balance—January 31, 2025	1,436
Forfeited	(2)
Unvested Balance—April 30, 2025	1,434
Forfeited	(17)
Unvested Balance—July 31, 2025	1,417

Restricted Common Stock—From time to time, the Company has granted restricted common stock outside of the Plans. Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

A summary of restricted common stock activity during the six months ended July 31, 2025 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2025	821	$180.82
Vested	(116)	$222.05
Unvested Balance—April 30, 2025	705	$174.01
Vested	(24)	$194.28
Unvested Balance—July 31, 2025	681	$173.31

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the fair values of a stock option granted to employees during the three and six months ended July 31, 2024:

	Three Months Ended July 31, 2024	Six Months Ended July 31, 2024

Expected term (in years)	6.0	4.8 - 6.0
Expected volatility	56.6%	56.6% - 56.7%
Risk-free interest rate	4.4%	4.2% - 4.4%
Expected dividend yield	—%	0%

In addition, for the stock option granted during the three months ended April 30, 2024, the shares to be issued upon exercise are subject to a one-year holding period. As such, the Company applied a 7.6% discount for lack of marketability to the fair value estimated using the Black-Scholes option-pricing model, based on the assumptions included in the table above.

No stock options were granted during each of the three and six months ended July 31, 2025.

The following table summarizes the assumptions used in estimating the fair values of employee stock purchase rights granted under the 2020 ESPP (ESPP Rights) during each of the six months ended July 31, 2025 and 2024:

	Six Months Ended July 31,
	2025	2024

Expected term (in years)	0.5	0.5
Expected volatility	54.1%	49.6%
Risk-free interest rate	4.3%	5.4%
Expected dividend yield	—%	—%

No employee stock purchase rights were granted during each of the three months ended July 31, 2025 and 2024.

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

Expected volatility—The Company uses the average of (i) the historical volatility of its common stock, and (ii) the implied volatility from publicly traded options on its common stock to develop an expected volatility assumption.

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

The following table summarizes the assumptions used in estimating the fair value of liability-classified Acquisition PRSUs as of July 31, 2025 and January 31, 2025:

	July 31, 2025	January 31, 2025

Expected volatility	49.0%	50.0%
Risk-free interest rate	4.0%	4.2%

Expected volatility—The Company uses the average of (i) the historical volatility of its common stock, and (ii) the implied volatility from publicly traded options on its common stock to develop an expected volatility assumption.

Risk-free interest rate—Risk-free rate is estimated based upon quoted market yields for the United States Treasury debt securities for a term that approximates the period from the reporting date to January 31, 2027.

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Cost of revenue	$35,421	$34,815	$69,236	$67,223
Sales and marketing	95,253	80,676	182,769	154,083
Research and development	236,300	204,917	457,213	399,589
General and administrative	37,243	35,592	74,459	67,041
Stock-based compensation, net of amounts capitalized	404,217	356,000	783,677	687,936
Capitalized stock-based compensation	—	7,846	—	17,141
Total stock-based compensation	$404,217	$363,846	$783,677	$705,077

As of July 31, 2025, total compensation cost related to unvested awards not yet recognized was $3.5 billion, which will be recognized over a weighted-average period of 2.8 years.

13. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of 0.0% and (0.8%) for the three and six months ended July 31, 2025, respectively, and (1.2%) and (1.0%) for the three and six months ended July 31, 2024, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of July 31, 2025, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2020 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three and six months ended July 31, 2025 and 2024. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to its unrecognized tax benefits over the next 12 months, and no material amount related to these unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on stock repurchases. For each of the three and six months ended July 31, 2025 and 2024, the Inflation Act had no material impact to the Company’s aggregate tax liability, financial position and results of operations, including its stock repurchase program.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of the United States research and development expenditures. The Company is currently evaluating the potential tax impact of the legislation; however the OBBBA is not expected to have a material impact on the Company’s consolidated financial statements for fiscal 2026.

14. Net Loss per Share

As discussed above in Note 12, “Equity,” on July 3, 2025, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware effecting (i) the elimination of the Company’s Class B common stock, and (ii) the renaming of the Company’s Class A common stock to “common stock”. No Class B common stock was outstanding during any periods presented.

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

Basic net loss per share attributable to Snowflake Inc. common stockholders is computed by dividing net loss attributable to Snowflake Inc. common stockholders by the weighted-average number of shares of Snowflake Inc. common stock outstanding during the period, which excludes treasury stock. Diluted net loss per share attributable to Snowflake Inc. common stockholders is computed by giving effect to all potentially dilutive Snowflake Inc. common stock equivalents to the extent they are dilutive. For purposes of this calculation, RSUs, stock options, restricted common stock, ESPP Rights, and shares underlying the conversion option in the Notes are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. common stockholders as their effect is anti-dilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Numerator:
Net loss	$(297,930)	$(317,770)	$(727,882)	$(635,586)
Less: net income (loss) attributable to noncontrolling interest	87	(871)	227	(1,699)
Net loss attributable to Snowflake Inc. common stockholders	$(298,017)	$(316,899)	$(728,109)	$(633,887)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted	335,215	334,071	333,957	333,830
Net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted	$(0.89)	$(0.95)	$(2.18)	$(1.90)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three and Six Months Ended July 31,
	2025	2024

RSUs	25,267	22,432
Stock options	17,241	25,097
Shares underlying the conversion option in the Notes	14,603	—
Unvested restricted common stock	681	500
ESPP Rights	275	271
Total	58,067	48,300

The Company entered into the Capped Calls in connection with the Notes offering. The effect of the Capped Calls was also excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. common stockholders as the effect of the Capped Calls would have been anti-dilutive. The Capped Calls are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the relevant series of the Notes. See Note 10, “Convertible Senior Notes,” for further details.

15. Related Party Transactions
A member of the Company’s board of directors currently serves as the Chief Executive Officer of a privately-held company (Related Party), which has been the Company’s customer since 2018. In July 2025, the Company entered into an additional customer agreement with the Related Party for a term of three years with a total contract value of $67.5 million. With respect to the Related Party, the Company recognized $5.9 million and $10.7 million of revenue for the three and six months ended July 31, 2025, respectively, and $2.8 million and $5.7 million of revenue for the three and six months ended July 31, 2024, respectively. As of July 31, 2025 and January 31, 2025, the Company did not have material accounts receivable balance due from the Related Party.

During the six months ended July 31, 2025 and 2024, as a minority investor, the Company made strategic investments of approximately $20.0 million and $5.0 million, respectively, by purchasing non-marketable equity securities issued by the Related Party.

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

Unless the context otherwise requires, all references in this report to “Snowflake,” the “Company,” “we,” “our,” “us,” or similar terms refer to Snowflake Inc. and its consolidated subsidiaries. Unless otherwise noted, all references in this report to our common stock refer to our Class A common stock, which was renamed to “common stock” pursuant to our amended and restated certificate of incorporation filed with the Secretary of State of the State of Delaware on July 3, 2025.

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

Our cloud-native architecture includes three independently scalable but logically integrated layers across compute, storage, and cloud services. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data to create a unified data record. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 49 regional deployments around the world. These deployments are generally interconnected to deliver the AI Data Cloud, enabling a consistent, global user experience.

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

Our go-to-market strategy is focused on acquiring new customers and driving increased use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of sales development, inside sales, and field sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 125% and 126% as of July 31, 2025 and January 31, 2025, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of July 31, 2025, we had 12,062 total customers, increasing from 11,078 customers as of January 31, 2025. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of July 31, 2025, our customers included 751 of the Forbes Global 2000, based on the 2025 Forbes Global 2000 list, and those customers contributed approximately 42% of our revenue for the six months ended July 31, 2025. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

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

Common Stock

On July 3, 2025, we filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware effecting (i) the elimination of our Class B common stock, and (ii) the renaming of our Class A common stock to “common stock”. This amendment had no impact on our issued and outstanding shares, additional paid-in capital, or accumulated deficit.

Business Combination

On June 6, 2025, we acquired all of the outstanding capital stock of Crunchy Data Solutions, Inc. (Crunchy Data), a privately-held company that provides PostgreSQL technology, for $164.5 million in cash.

The results of operations of this business combination have been included in our condensed consolidated financial statements from the date of acquisition. See Note 7, “Business Combinations,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding this business combination.

Key Factors Affecting Our Performance

Adoption of our Platform and Expansion of the AI Data Cloud

Our future success depends in large part on the market adoption of our platform, including new product functionality, such as Snowpark and our AI and machine learning technology (collectively, AI Technology). While we see growing demand for our platform, particularly from large enterprises, many of these organizations have invested substantial technical, financial, and personnel resources in their existing database products or big data offerings. In addition, customers’ use of our AI Technology is often dependent on their ability to meet evolving regulatory standards, successfully complete internal compliance reviews, and enter into mutually acceptable contractual terms. While this makes it difficult to predict customer adoption rates and future demand, we believe that the benefits of our platform put us in a strong position to capture the significant market opportunity ahead.

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

New software releases or hardware improvements, like better storage compression, cloud infrastructure processor improvements, and compute optimization, may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads. In addition, open data formats allow customers to use our platform for compute services without requiring storage. To the extent these improvements do not result in an offsetting increase in new workloads, we may experience lower revenue. Our ability to increase usage of our platform by, and sell additional contracted capacity to, existing customers, and, in particular, large enterprise customers, will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, macroeconomic conditions, overall changes in our customers’ spending levels, customers’ attempts to optimize their consumption, our customers’ confidence in the security of our platform, our ability to maintain our reputation as a trustworthy vendor, the effectiveness of our and our partners’ efforts to help our customers realize the benefits of our platform, and the extent to which customers migrate new workloads to our platform over time, including data science, AI, and machine learning workloads.

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

The following tables present a summary of key business metrics, including the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented:

	Three Months Ended
	July 31, 2025	April 30, 2025	January 31, 2025	October 31, 2024	July 31, 2024

Product revenue (in millions)	$1,090.5	$996.8	$943.3	$900.3	$829.3
Net cash provided by operating activities (in millions)(1)	$74.9	$228.4	$432.7	$101.7	$69.9
Free cash flow (non-GAAP) (in millions)(2)(3)	$58.2	$183.4	$415.4	$78.2	$58.8

	July 31, 2025	April 30, 2025	January 31, 2025	October 31, 2024	July 31, 2024

Net revenue retention rate(4)	125%	124%	126%	127%	128%
Customers with trailing 12-month product revenue greater than $1 million(4)	654	604	576	537	504
Forbes Global 2000 customers(4)	751	736	734	730	714
Remaining performance obligations (in millions)(5)	$6,931.7	$6,686.8	$6,867.5	$5,732.3	$5,230.8
________________
(1)Net cash provided by operating activities is not a key business metric but is included in this table as the most directly comparable GAAP financial measure to free cash flow.
(2)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in millions):

	Three Months Ended
	July 31, 2025	April 30, 2025	January 31, 2025	October 31, 2024	July 31, 2024

Net cash paid on payroll tax-related items on employee stock transactions	$9.5	$22.9	$7.6	$8.6	$7.1
(3)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $162.0 million, $132.5 million, $129.5 million, $81.5 million, and $103.5 million for the three months ended July 31, 2025, April 30, 2025, January 31, 2025, October 31, 2024, and July 31, 2024, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of non-GAAP free cash flow. See the section titled “Free Cash Flow” for a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP free cash flow.
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
(5)As of July 31, 2025, our remaining performance obligations were approximately $6.9 billion, of which we expect approximately 50% to be recognized as revenue in the 12 months ending July 31, 2026 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 2.4 years as of July 31, 2025. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.

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

Forbes Global 2000 Customers

We believe that the number of Forbes Global 2000 customers is an important indicator of the growth of our business and future revenue trends as we focus our selling efforts on large enterprise customers and customers with vast amounts of data. Our Forbes Global 2000 customer count is a subset of our customer count based on the 2025 Forbes Global 2000 list. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

Free Cash Flow

We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by operating activities reduced by purchases of property and equipment and capitalized software development costs. Cash outflows for employee payroll tax items related to the net share settlement of equity awards are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow. We believe information regarding free cash flow provides useful supplemental information to investors because it is an indicator of the strength and performance of our core business operations.

The following table presents a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow for the periods presented (in thousands):

	Three Months Ended
	July 31, 2025	April 30, 2025	January 31, 2025	October 31, 2024	July 31, 2024

Net cash provided by operating activities	$74,896	$228,373	$432,725	$101,706	$69,865
Less: purchases of property and equipment	(16,665)	(44,989)	(11,277)	(13,440)	(5,043)
Less: capitalized software development costs	—	—	(6,005)	(10,032)	(5,992)
Free cash flow (non-GAAP)(1)(2)	$58,231	$183,384	$415,443	$78,234	$58,830
Net cash provided by (used in) investing activities	$(299,252)	$(55,983)	$224,888	$(267,142)	$384,078
Net cash provided by (used in) financing activities	$(134,039)	$(564,057)	$(120,118)	$1,017,639	$(490,546)
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in thousands):

	Three Months Ended
	July 31, 2025	April 30, 2025	January 31, 2025	October 31, 2024	July 31, 2024

Net cash paid on payroll tax-related items on employee stock transactions	$9,534	$22,885	$7,644	$8,563	$7,121
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $162.0 million, $132.5 million, $129.5 million, $81.5 million, and $103.5 million for the three months ended July 31, 2025, April 30, 2025, January 31, 2025, October 31, 2024, and July 31, 2024, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow.

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

Components of Results of Operations

Revenue

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount under a capacity contract or following the expiration of a customer’s capacity contract. Revenue from on-demand arrangements represented approximately 2% of our revenue for each of the three and six months ended July 31, 2025 and 2024.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented less than 1% of our revenue for each of the three and six months ended July 31, 2025 and 2024.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the three and six months ended July 31, 2025 is approximately 3.0 years and 2.9 years, respectively. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

Cost of product revenue. Cost of product revenue consists primarily of (i) third-party cloud infrastructure expenses, including those related to graphics processing units (GPUs), incurred in connection with our customers’ use of our platform and the deployment and maintenance of our platform on public clouds, including different regional deployments, and (ii) personnel-related costs associated with customer support and maintaining service availability and security of our platform, including salaries, benefits, bonuses, and stock-based compensation. We periodically receive credits from third-party cloud providers that are recorded as a reduction to the third-party cloud infrastructure expenses. Cost of product revenue also includes amortization of capitalized software development costs, amortization of acquired intangible assets, and expenses associated with software and subscription services dedicated for use by our customer support team and our engineering team responsible for maintaining our platform.

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

Research and Development

Research and development expenses consist primarily of personnel-related expenses associated with our research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred in developing our platform (including those related to GPUs to develop AI Technology), amortization of acquired intangible assets, and expenses associated with software and subscription services dedicated for use by our research and development organization. Prior to fiscal 2026, research and development expenses related to our cloud platform that qualified as internal-use software development costs were capitalized under Accounting Standards Codification (ASC) Topic 350-40, Internal-use Software (ASC 350-40). During the three months ended April 30, 2025, we began marketing the Snowflake platform to selected public sector customers who will have contractual rights to take possession of our software and who will contract with third parties to host our software. As a result, our ongoing and future software development costs related to the Snowflake platform must be accounted for under ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20). Costs that meet the criteria for capitalization under ASC 985-20 are not expected to be material. Software development costs capitalized prior to fiscal 2026 in connection with the Snowflake platform will be amortized over their remaining useful life and recognized as cost of product revenue. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. We expect that our research and development expenses will increase in absolute dollars due to business growth, continued investments in our platform, and a decrease in the amount of software development costs eligible for capitalization. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources, facilities, and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation. General and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services dedicated for use by our general and administrative functions, insurance, unallocated lease costs associated with unused office facilities to accommodate planned headcount growth, and other corporate expenses. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses. In addition, during the six months ended July 31, 2025, we recognized asset impairment charges of $108.6 million as general and administrative expenses, primarily relating to the cease-use of our San Mateo office facility. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Revenue	$1,144,969	$868,823	$2,187,043	$1,697,532
Cost of revenue(1)	371,815	288,078	720,601	560,595
Gross profit	773,154	580,745	1,466,442	1,136,937
Operating expenses(1):
Sales and marketing	501,957	400,625	960,511	801,447
Research and development	492,003	437,660	964,407	848,454
General and administrative	119,470	97,763	329,057	190,911
Total operating expenses	1,113,430	936,048	2,253,975	1,840,812
Operating loss	(340,276)	(355,303)	(787,533)	(703,875)
Interest income	49,467	49,265	102,630	104,044
Interest expense	(2,074)	—	(4,145)	—
Other expense, net	(4,985)	(7,946)	(33,043)	(29,248)
Loss before income taxes	(297,868)	(313,984)	(722,091)	(629,079)
Provision for income taxes	62	3,786	5,791	6,507
Net loss	(297,930)	(317,770)	(727,882)	(635,586)
Less: net income (loss) attributable to noncontrolling interest	87	(871)	227	(1,699)
Net loss attributable to Snowflake Inc.	$(298,017)	$(316,899)	$(728,109)	$(633,887)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Cost of revenue	$35,421	$34,815	$69,236	$67,223
Sales and marketing	95,253	80,676	182,769	154,083
Research and development	236,300	204,917	457,213	399,589
General and administrative	37,243	35,592	74,459	67,041
Total stock-based compensation	$404,217	$356,000	$783,677	$687,936

The overall increase in stock-based compensation for the three and six months ended July 31, 2025, compared to the three and six months ended July 31, 2024, was primarily attributable to additional equity awards granted to existing and new employees, partially offset by the effects of equity awards that became forfeited or fully vested.

As of July 31, 2025, total compensation cost related to unvested awards not yet recognized was $3.5 billion, which will be recognized over a weighted-average period of 2.8 years. See Note 12, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Revenue	100%	100%	100%	100%
Cost of revenue(1)	32	33	33	33
Gross profit	68	67	67	67
Operating expenses(1):
Sales and marketing	44	46	44	47
Research and development	44	51	44	50
General and administrative	10	11	15	11
Total operating expenses	98	108	103	108
Operating loss	(30)	(41)	(36)	(41)
Interest income	4	6	5	6
Interest expense	—	—	—	—
Other expense, net	—	(1)	(2)	(2)
Loss before income taxes	(26)	(36)	(33)	(37)
Provision for income taxes	—	—	—	—
Net loss	(26)	(36)	(33)	(37)
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Snowflake Inc.	(26%)	(36%)	(33%)	(37%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Cost of revenue	3%	4%	3%	4%
Sales and marketing	8	9	8	9
Research and development	21	24	21	24
General and administrative	3	4	4	4
Total stock-based compensation	35%	41%	36%	41%

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

Comparison of the Three and Six Months Ended July 31, 2025 and 2024

Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue:
Product	$1,090,496	$829,250	32%	$2,087,309	$1,618,837	29%
Professional services and other	54,473	39,573	38%	99,734	78,695	27%
Total	$1,144,969	$868,823	32%	$2,187,043	$1,697,532	29%
Percentage of revenue:
Product	95%	95%		95%	95%
Professional services and other	5%	5%		5%	5%
Total	100%	100%		100%	100%

Product revenue increased $261.2 million and $468.5 million for the three and six months ended July 31, 2025, compared to the three and six months ended July 31, 2024, respectively, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 125% as of July 31, 2025.

We had 654 customers with product revenue of greater than $1 million for the trailing 12 months ended July 31, 2025, an increase from 504 such customers as of July 31, 2024. Such customers represented approximately 67% and 61% of our product revenue for the trailing 12 months ended July 31, 2025 and 2024, respectively. Within these customers, we had 124 and 45 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended July 31, 2025. The substantial majority of our revenue was derived from existing customers under capacity arrangements, which represented approximately 98% of our revenue for each of the three and six months ended July 31, 2025 and 2024. The remainder was derived from on-demand arrangements and new customers under capacity arrangements. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $14.9 million and $21.0 million for the three and six months ended July 31, 2025, compared to the three and six months ended July 31, 2024, respectively, as we continued to expand our professional services organization to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended July 31,			Six Months Ended July 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Product	$302,316	$235,582	28%	$587,592	$455,239	29%
Professional services and other	69,499	52,496	32%	133,009	105,356	26%
Total cost of revenue	$371,815	$288,078	29%	$720,601	$560,595	29%
Gross profit (loss):
Product	$788,180	$593,668	33%	$1,499,717	$1,163,598	29%
Professional services and other	(15,026)	(12,923)	16%	(33,275)	(26,661)	25%
Total gross profit	$773,154	$580,745	33%	$1,466,442	$1,136,937	29%
Gross margin:
Product	72%	72%		72%	72%
Professional services and other	(28%)	(33%)		(33%)	(34%)
Total gross margin	68%	67%		67%	67%
Headcount (at period end)
Product	478	449		478	449
Professional services and other	711	553		711	553
Total headcount	1,189	1,002		1,189	1,002

Cost of product revenue increased $66.7 million and $132.4 million for the three and six months ended July 31, 2025, compared to the three and six months ended July 31, 2024, respectively. The increase was primarily due to an increase of $58.6 million and $110.3 million in third-party cloud infrastructure expenses (including those related to GPUs) for the three and six months ended July 31, 2025, respectively, compared to the same periods in the prior year, as a result of increased customer consumption of our platform. Amortization of capitalized software development costs and acquired developed technology intangible assets also increased $7.0 million and $14.6 million for the three and six months ended July 31, 2025, respectively, compared to the same periods in the prior year. The remaining increase in cost of product revenue for the three and six months ended July 31, 2025 was primarily driven by increased personnel-related costs and allocated overhead costs as a result of increased headcount and overall costs to support the growth in our business.

Our product gross margin remained flat at 72% for each of the three and six months ended July 31, 2025 and 2024, primarily due to the decrease in stock-based compensation as a percentage of product revenue, offset by costs attributable to newly launched product capabilities and features that have not yet reached economies of scale. We expect our product gross margin to fluctuate from period to period due to a number of factors, including, but not limited to: (i) fluctuations in the mix and timing of customers’ consumption, which is inherently variable at our customers’ discretion, (ii) our pricing model and discounting practices, (iii) the extent of our investments in new product capabilities, features, and operations, such as investments in AI Technology and performance improvements that may make our platform or the underlying cloud infrastructure more efficient, and (iv) stock-based compensation.

Cost of professional services and other revenue increased $17.0 million and $27.7 million for the three and six months ended July 31, 2025, compared to the three and six months ended July 31, 2024, respectively. The increase was primarily due to an increase of $12.0 million and $18.8 million in personnel-related costs and allocated overhead costs for the three and six months ended July 31, 2025, respectively, compared to the same periods in the prior year, as a result of increased headcount and stock-based compensation. The remaining increase in cost of professional services and other revenue was primarily driven by an increase of $4.3 million and $7.9 million in costs of contracted third-party partners and software tools to support the growth in our business for the three and six months ended July 31, 2025, respectively, compared to the same periods in the prior year.

Professional services and other gross margin was (28%) and (33%) for the three and six months ended July 31, 2025, respectively, compared to (33%) and (34%) for the three and six months ended July 31, 2024, respectively. We do not believe the year-over-year changes in professional services and other gross margins are meaningful given that our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Three Months Ended July 31,			Six Months Ended July 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$501,957	$400,625	25%	$960,511	$801,447	20%
Percentage of revenue	44%	46%		44%	47%
Headcount (at period end)	4,047	3,235		4,047	3,235

Sales and marketing expenses increased $101.3 million and $159.1 million for the three and six months ended July 31, 2025, compared to the three and six months ended July 31, 2024, respectively. The increase was primarily due to an increase of $73.4 million and $119.7 million in personnel-related costs (excluding commission expenses) and allocated overhead costs for the three and six months ended July 31, 2025, respectively, compared to the same periods in the prior year, as a result of increased headcount, stock-based compensation, and overall costs to support the growth in our business. The increase in personnel-related costs included a $14.6 million and $28.7 million increase in stock-based compensation for the three and six months ended July 31, 2025, compared to the same periods in the prior year, primarily related to additional equity awards granted to existing and new employees, partially offset by the effects of equity awards that became forfeited or fully vested.

Advertising costs and other expenses associated with our sales, marketing and business development programs, as well as travel-related expenses increased $13.8 million and $20.4 million for the three and six months ended July 31, 2025, respectively, compared to the same periods in the prior year. The remaining increase in sales and marketing expenses for the three and six months ended July 31, 2025 was primarily attributable increased in commission expenses.

Research and Development

	Three Months Ended July 31,			Six Months Ended July 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$492,003	$437,660	12%	$964,407	$848,454	14%
Percentage of revenue	44%	51%		44%	50%
Headcount (at period end)	2,333	2,241		2,333	2,241

Research and development expenses increased $54.3 million and $116.0 million for the three and six months ended July 31, 2025, compared to the three and six months ended July 31, 2024, respectively. The increase was primarily due to an increase of $56.6 million and $112.1 million in personnel-related costs and allocated overhead costs for the three and six months ended July 31, 2025, respectively, compared to the same periods in the prior year, as a result of increased stock-based compensation, headcount, and overall costs to support the growth in our business. The increase in personnel-related costs included a $31.4 million and $57.6 million increase in stock-based compensation for the three and six months ended July 31, 2025, respectively, compared to the same periods in the prior year, primarily related to additional equity awards granted to existing and new employees, partially offset by the effects of equity awards that became forfeited or fully vested.

General and Administrative

	Three Months Ended July 31,			Six Months Ended July 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$119,470	$97,763	22%	$329,057	$190,911	72%
Percentage of revenue	10%	11%		15%	11%
Headcount (at period end)	1,200	1,152		1,200	1,152

General and administrative expenses increased $21.7 million and $138.1 million for the three and six months ended July 31, 2025, compared to the three and six months ended July 31, 2024, respectively. The increase was partially due to an increase of $12.8 million and $20.0 million in personnel-related costs and allocated overhead costs for the three and six months ended July 31, 2025, respectively, compared to same periods in the prior year, as a result of increased headcount, stock-based compensation and overall costs to support the growth in our business. Unallocated lease costs associated with unused office facilities to accommodate planned headcount growth and other corporate expenses also increased $6.6 million and $8.9 million for the three and six months ended July 31, 2025, respectively, compared to same periods in the prior year.

In addition, during the six months ended July 31, 2025, we recognized asset impairment charges of $108.6 million, primarily relating to the cease-use of our San Mateo office facility. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Interest Income

	Three Months Ended July 31,			Six Months Ended July 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Interest income	$49,467	$49,265	—%	$102,630	$104,044	(1%)

Interest income remained relatively flat during the three and six months ended July 31, 2025, compared to the three and six months ended July 31, 2024, respectively.

Other Expense, Net

	Three Months Ended July 31,			Six Months Ended July 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Impairments related to strategic investments in non-marketable equity securities	$(5,000)	$(7,158)	(30%)	$(31,521)	$(25,911)	22%
Net unrealized gains (losses) on strategic investments in marketable equity securities	(980)	650	(251%)	(5,448)	(3,005)	81%
Net realized gains on strategic investments in equity securities sold(1)	400	—	NM	1,704	1,713	(1%)
Other	595	(1,438)	(141%)	2,222	(2,045)	(209%)
Other expense, net	$(4,985)	$(7,946)	(37%)	$(33,043)	$(29,248)	13%
NM - Not meaningful.
________________
(1)Represents the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

Other expense, net decreased $3.0 million for the three months ended July 31, 2025, and increased $3.8 million for the six months ended July 31, 2025, compared to the three and six months ended July 31, 2024, respectively, primarily due to impairments and changes in net realized and unrealized gains (losses) on our strategic investments in equity securities. See Note 4, “Cash Equivalents, Investments and Strategic Investments,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Provision for Income Taxes

	Three Months Ended July 31,			Six Months Ended July 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Loss before income taxes	$(297,868)	$(313,984)	(5%)	$(722,091)	$(629,079)	15%
Provision for income taxes	$62	$3,786	(98%)	$5,791	$6,507	(11%)
Effective tax rate	0.0%	(1.2%)		(0.8%)	(1.0%)

Our provision for income taxes decreased by $3.7 million for the three months ended July 31, 2025, compared to the three months ended July 31, 2024, primarily due to the partial releases of valuation allowances associated with a business combination completed during the three months ended July 31, 2025.

Our provision for income taxes remained relatively flat during the six months ended July 31, 2025, compared to the six months ended July 31, 2024.

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

Liquidity and Capital Resources

As of July 31, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $4.6 billion. Our cash equivalents and investments primarily consist of corporate notes and bonds, money market funds, U.S. government and agency securities, commercial paper, certificates of deposit, and time deposits.

As of July 31, 2025, our RPO was $6.9 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, but that are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

Our primary sources of cash are payments received from our customers as well as net proceeds from the issuance of our convertible senior notes. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses (including those related to GPUs to develop AI Technology), sales and marketing expenses, overhead costs, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our authorized stock repurchase program. As of July 31, 2025, our material cash requirements from known contractual obligations and commitments relate primarily to (i) third-party cloud infrastructure agreements, (ii) our convertible senior notes, (iii) operating leases for office facilities, and (iv) subscription arrangements used to facilitate our operations at the enterprise level. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. For the six months ended July 31, 2025, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, which was filed with the SEC on March 21, 2025. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Convertible Senior Notes

In September 2024, we issued an aggregate principal amount of $2.3 billion of convertible senior notes in a private placement to qualified institutional buyers, comprising of (i) $1.15 billion aggregate principal amount of 0% convertible senior notes due 2027 (2027 Notes) and (ii) $1.15 billion aggregate principal amount of 0% convertible senior notes due 2029 (2029 Notes, and together with the 2027 Notes, the Notes). The Notes are general, senior unsecured obligations. The 2027 Notes will mature on October 1, 2027 and the 2029 Notes will mature on October 1, 2029, in each case unless earlier converted, redeemed, or repurchased. Upon conversion of the Notes, we may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of both, at our election. The total proceeds from the issuance of the Notes were approximately $2.27 billion, net of $31.2 million of debt issuance costs. The outstanding principal of the 2027 Notes and the 2029 Notes was $1.15 billion each as of July 31, 2025 and January 31, 2025.

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

During the three months ended July 31, 2025, the last reported sale price of our common stock was greater than or equal to 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarter. As a result, holders may convert the Notes at any time during the three months ending October 31, 2025. To the extent we receive notices of conversion, we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. See Note 10, “Convertible Senior Notes,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

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

During the three months ended April 30, 2025, we repurchased 3.2 million shares of our outstanding common stock for an aggregate purchase price of $490.6 million, excluding transaction costs associated with the repurchases, at a weighted-average price of $152.63 per share. All repurchases were made in open market transactions. There were no shares repurchased under our authorized stock repurchase program during the three months ended July 31, 2025. As of July 31, 2025, $1.5 billion remained available for future repurchases under the stock repurchase program (exclusive of transaction costs associated with repurchases). See Note 12, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

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

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2025	2024

Net cash provided by operating activities	$303,269	$425,333
Net cash provided by (used in) investing activities	$(355,235)	$232,900
Net cash used in financing activities	$(698,096)	$(1,124,044)

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) asset impairment related to office facility exit, (iii) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (iv) amortization of deferred commissions, (v) net realized and unrealized gains and losses on strategic investments in equity securities, (vi) amortization of operating lease right-of-use assets, and (vii) net amortization (accretion) of premiums (discounts) on investments, and changes in operating assets and liabilities during each period.

For the six months ended July 31, 2025, net cash provided by operating activities was $303.3 million, consisting of our net loss of $727.9 million, adjusted for non-cash charges of $1.1 billion, and net cash outflows of $76.8 million resulting from changes in our operating assets and liabilities. The main driver of the changes in operating assets and liabilities during the six months ended July 31, 2025 was (i) a $323.9 million decrease in deferred revenue due to revenue recognition outpacing invoicing for prepaid capacity agreements, (ii) an $84.9 million increase in deferred commissions primarily earned upon the origination, expansion, or renewal of customer contracts, (iii) a $26.4 million decrease in operating lease liabilities due to payments related to our operating lease obligations. and (iv) a $22.3 million increase in prepaid expenses and other assets primarily attributable to balances due from the brokerage firm related to employee stock transactions, partially offset by (a) a $276.1 million decrease in accounts receivable due to timing of billings and collections as we have historically received a higher volume of customer orders in the fourth fiscal quarter of each year, and (b) a $97.2 million increase in accrued expenses and other liabilities primarily due to the timing of accruals and payments.

For the six months ended July 31, 2024, net cash provided by operating activities was $425.3 million, consisting of our net loss of $635.6 million, adjusted for non-cash charges of $850.8 million, and net cash inflows of $210.1 million provided by changes in our operating assets and liabilities.

Net cash provided by operating activities decreased $122.0 million for the six months ended July 31, 2025, compared to the six months ended July 31, 2024, primarily due to higher cash expenditures to support business growth and the timing of payments and collections, partially offset by increased cash collections from customers driven by higher sales. We expect to continue to generate positive net cash flows from operating activities for fiscal 2026.

Investing Activities

Net cash used in investing activities for the six months ended July 31, 2025 was $355.2 million, primarily driven by (i) $164.2 million in cash paid for Crunchy Data business combination, net of cash acquired, (ii) $128.0 million in net purchases of investments, and (iii) $61.7 million in purchases of property and equipment to support our office facilities.

Net cash provided by investing activities for the six months ended July 31, 2024 was $232.9 million, primarily driven by proceeds of $277.5 million from net sales, maturities and redemptions of investments, partially offset by $21.6 million in purchases of property and equipment to support our office facilities, and, to a lesser extent, capitalized software development costs, and cash paid for business combination.

Financing Activities

Net cash used in financing activities for the six months ended July 31, 2025 was $698.1 million, primarily as a result of $490.6 million in repurchases of our common stock under our authorized stock repurchase program and $294.5 million in taxes paid related to net share settlement of equity awards, partially offset by proceeds of $87.6 million from the issuance of equity securities under our equity incentive plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of July 31, 2025, we had $4.6 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, money market funds, U.S. government and agency securities, commercial paper, certificates of deposit, and time deposits. Our cash, cash equivalents, and short-term and long-term investments are held for working capital, capital expenditure, and general corporate purposes, including repurchases of our common stock under our stock repurchase program as well as acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $17.5 million or increase of $18.0 million, respectively, in the market value of our cash equivalents, and short-term and long-term investments as of July 31, 2025.

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

In order to manage our exposure to certain foreign currency exchange risks, we utilize foreign currency forward contracts to hedge primarily a portion of our net outstanding monetary assets and liabilities positions and certain intercompany balances denominated in currencies other than the U.S. dollar. We also utilize foreign currency forward contracts, which we designate as cash flow hedges, to manage the volatility in cash flows associated with a portion of our forecasted operating expenses denominated in certain currencies other than the U.S. dollar and certain forecasted capital expenditures. All of our foreign currency forward contracts mature within 12 months. These forward contracts reduced, but did not entirely eliminate, the impact of adverse currency exchange rate movements. We did not enter into these forward contracts for trading or speculative purposes.

We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have had a material impact on our operating results for each of the three and six months ended July 31, 2025 and 2024. However, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption.

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

The following table presents our strategic investments by type (in thousands):

	July 31, 2025	January 31, 2025

Equity securities:
Non-marketable equity securities under Measurement Alternative	$325,936	$281,158
Non-marketable equity securities under equity method	5,707	5,491
Marketable equity securities	8,385	13,833
Debt securities:
Non-marketable debt securities	11,000	750
Total strategic investments—included in other assets	$351,028	$301,232

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 29, 2024, a stockholder class action lawsuit was filed against us, our former Chief Executive Officer, and our Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. On October 28, 2024, an amended complaint was filed by the lead plaintiff. On December 23, 2024, we filed a motion to dismiss the amended complaint. On January 29, 2025, the lead plaintiff informed us that it would seek leave to file a second amended complaint rather than respond to the motion to dismiss. On April 7, 2025, the lead plaintiff filed its second amended complaint. On June 6, 2025, we filed a motion to dismiss the second amended complaint. On August 5, 2025, the lead plaintiff filed its opposition to the motion to dismiss. Our reply brief in support of the motion to dismiss is due on September 19, 2025. In addition, since the filing of the class action lawsuit, five additional complaints containing securities derivative claims have been filed against us and certain of our directors and executive officers alleging similar violations. The derivative claims have been stayed pending resolution of the anticipated motion to dismiss the class action lawsuit. We and the other defendants intend to vigorously defend against the claims in these actions.

On June 13, 2024, a class action was filed in the United States District Court for the District of Montana against us alleging that we failed to take reasonable measures to secure systems that contained consumer data, thereby allowing threat actors to access and exfiltrate personally identifiable information. In the months that followed, numerous additional class actions making the same or similar allegations were filed in the United States and Canada against us and/or our customers whose consumer or employee data was exfiltrated. Among other claims, the complaints assert common law claims for negligence, breach of fiduciary duty, breach of implied contract, and unjust enrichment, as well as statutory claims, and seek an unspecified amount of damages, attorneys’ fees and costs, as well as injunctive relief. On October 4, 2024, an order was issued by the United States Judicial Panel on Multidistrict Litigation combining the class actions filed in the United States into a multidistrict litigation in the District of Montana. On February 3, 2025, plaintiffs filed their representative complaint on behalf of the consumer plaintiffs. On February 14, 2025, the Court created a separate financial institution track to represent the interests of certain financial institutions (FI Plaintiffs) and ordered that a separate FI Plaintiff representative complaint be filed. On April 7, 2025, an FI Plaintiff representative complaint was filed. On April 14, 2025, the plaintiffs filed a second amended representative complaint on behalf of the consumer plaintiffs. On May 16, 2025, we filed a motion to dismiss the second amended representative complaint on behalf of the consumer plaintiffs. On May 20, 2025, the plaintiffs filed a third amended representative complaint that asserted additional claims against us on behalf of individuals impacted by the breach of a Snowflake customer account containing personally identifiable information from the Los Angeles Unified School District (LAUSD Claims). On June 26, 2025, we moved to dismiss the FI Plaintiff representative complaint. On July 30, 2025, we moved to dismiss the LAUSD Claims. Oral argument is scheduled to take place on the three motions to dismiss on October 6, 2025. In addition to the multidistrict litigation, a class action is pending in the Supreme Court of British Columbia. We intend to vigorously defend against the claims in these actions.

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
Our revenue was $1.1 billion and $868.8 million for the three months ended July 31, 2025 and 2024, respectively. As a result of our historical rapid growth, limited operating history, large number of new product features, including those incorporating artificial intelligence (AI) and machine learning technology (collectively, AI Technology), and unstable macroeconomic conditions, our ability to accurately forecast our future results of operations, including revenue, gross margin, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

Further, our revenue growth could slow or our revenue could decline for a number of reasons, including increased competition; changes to technology, such as changes in software or underlying cloud infrastructure or the increasing prominence of new technology like AI; reputational harm; and reduced demand for our platform. For example, customers may continue to optimize consumption, rationalize budgets, and prioritize cash flow management, including by reducing storage through shorter data retention policies and shortening committed contract durations. As a result of the foregoing and our rapid revenue growth in prior periods, our revenue growth rate has slowed in recent periods. Any further declines in our revenue growth rate could adversely affect investors’ perceptions of our business, and negatively impact the trading price of our common stock.

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
We have experienced net losses in each period since inception. We generated net losses of $297.9 million and $317.8 million for the three months ended July 31, 2025 and 2024, respectively. As of July 31, 2025 and January 31, 2025, we had an accumulated deficit of $8.5 billion and $7.3 billion, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our research and development teams, retain our employees, and acquire other businesses, including in the areas of data science, AI, and machine learning. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under our third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems, operating as a public company, and targeting regulated industries or markets. Our efforts to grow our business have been and may continue to be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
The markets in which we operate are highly competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
The markets in which we operate are rapidly evolving and highly competitive. In recent years, we have adopted open data formats like Apache Iceberg tables to allow customers to use our platform to process data stored in external customer-controlled environments outside of Snowflake, and we have introduced a significant number of new features and expanded into new product categories like AI. These changes are driving increased competition, both because there is less customer “lock in” when our products are used in external environments, and also because we are competing across more product categories, each of which is subject to distinct customer requirements and preferences. Our success depends on our ability to continue to innovate in response to changing market dynamics.
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
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, cost, markets addressed, types of data processed, ease of data ingress and egress, support of open data formats, user experience and programming languages, use of AI, and data governance, security, and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case, and our customers subsequently began using our platform for additional product categories, including analytics, data engineering, AI, and applications and collaboration. Our future success depends on our ability to continue to innovate rapidly and effectively and increase customer adoption of our platform and the AI Data Cloud, including emerging product areas such as AI, Apache Iceberg tables, and Snowpark.

Further, the value of our platform to customers increases to the extent they are able to use it to process and access all types of data. We need to continue to invest in technologies, services, and partnerships that increase the types of data available and processed on our platform, the ease with which customers can ingest data into our platform, and the types of environments that our platform supports, including hybrid offerings that extend into customer-managed environments. We must also continue to enhance our data sharing and marketplace capabilities so customers can share their data with internal business units, customers, and other third parties, acquire additional third-party data and data products to combine with their own data to gain additional business insights, and develop and monetize applications on our platform. As we develop, acquire, and introduce new services and technologies, including those that may incorporate AI Technology, we may be subject to new or heightened legal, ethical, and other challenges. In addition, our platform requires third-party public cloud infrastructure to operate. We need to continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers and partners. As we expand further into the public sector and highly regulated countries and industries, our platform and operations will need to address additional requirements specific to those markets, including data sovereignty requirements.

If we are unable to enhance our platform or operations to keep pace with these rapidly evolving customer needs or other market requirements, or if new technologies emerge that deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations could be adversely affected.

If we are not successful in executing our investments in AI Technology, including generative AI Technology, our business, financial condition, and results of operations could be harmed.
We are investing significantly in AI Technology. Our investments include internally developing AI Technology, acquiring companies with complementary AI Technology, and partnering with companies to bring AI Technology to our platform. Our competitors are pursuing similar opportunities and may, as a result of greater resources, branding, or otherwise, develop, adopt, and implement AI Technology faster or more successfully than we do, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations. In addition, our successful development of AI Technology depends on our access to GPUs and ability to recruit and retain AI-skilled personnel, both of which are currently in high demand. Finally, customers’ use of our AI Technology is often dependent on their ability to meet evolving regulatory standards, successfully complete internal compliance reviews, and enter into mutually acceptable contractual terms. If they are unable to do so, they may not use our AI Technology as much as we anticipate, or at all. It is also possible that our investments in AI Technology do not result in the benefits we anticipate, or enable us to maintain our competitive advantage, which may adversely affect our business, financial condition, and results of operations. For example, we may not accurately anticipate market demand or offer AI Technology that amplifies our core data platform.
If we, our customers, or third-party service providers experience an actual or perceived security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.
In the ordinary course of our business, we store, transmit, generate, and process our, our customers’, and our business partners’ confidential and proprietary data. Such data includes sensitive data, such as personal information, protected health information, and financial data. We also use third-party service providers, sub-processors, and technology to help us deliver services to our customers and their end-users, as well as for our internal business operations. For example, our platform is built on the infrastructure of third-party public cloud providers, such as AWS, Azure, and GCP, and we use third-party technology to assist with securing our environment and providing access to our platform. Some of our customers also use third-party service providers to assist with their use of our platform or third-party technology, such as connectors, to access our platform. These third-party service providers may process, store, or transmit data of our employees, partners, customers, and customers’ end-users or may otherwise be used to help operate our platform and corporate systems. We, our customers and business partners, and these third parties face a variety of evolving cybersecurity threats, which are becoming more frequent and severe.

Cybersecurity threats come from a variety of sources, including traditional computer “hackers,” internal and external personnel (such as through exfiltration or misuse), sophisticated nation-states, and nation-state-supported actors. Cybersecurity threat actors can use a wide variety of methods, including unauthorized intrusions, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, infostealer malware, social engineering attacks (including through deep-fakes and phishing), internal and external personnel misconduct or error, supply-chain attacks, software vulnerabilities, software or hardware disruptions or failures, and attacks enhanced or facilitated by AI Technology, all of which are prevalent in our industry and our customers’ and partners’ industries. These methods change frequently and are becoming increasingly difficult to detect. Threat actors who successfully compromise networks or systems may use such unauthorized access as a vector to compromise other networks and systems. Threat actors’ goals often include disrupting a company’s operations or ability to provide services, obtaining unauthorized access to platforms, systems, networks, or physical facilities in which data is stored or processed, or through which data is transmitted, stealing data, and demanding ransomware payments.

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

For example, in May 2024, we became aware that a cybersecurity threat actor had accessed a number of our customers’ Snowflake accounts as a result of such customers’ failure to fulfill certain of their obligations under our shared responsibility cybersecurity model (e.g., implementing MFA and network access policies). Even though we did not identify any evidence suggesting this activity was caused by or otherwise related to any vulnerability or misconfiguration of our systems, or a breach of our platform’s security or our environment, we have been the subject of numerous lawsuits, regulatory investigations, and lawmaker inquiries relating to these customer incidents. Since May 2024, we have been made aware of additional cyberattacks on customers’ Snowflake accounts using similar methods to take advantage of customers’ failures to implement appropriate security safeguards (e.g., MFA and network access policies). We are unable to predict the outcome or timeline of these matters or if any additional requests, inquiries, lawsuits, investigations or other government actions may arise. We have suffered and may continue to suffer negative publicity and reputational damage, including due to the misperception that our customers’ incidents resulted from a vulnerability, misconfiguration or breach of our platform’s security or systems and malicious activity within our environment. In addition, we may experience a loss of existing customers or face claims by customers, and it is possible that we are not able to fully recover any losses relating to these matters through any applicable insurance coverage or we may be required to seek indemnification from breached customers to mitigate our damages, which may be unsuccessful or impractical. These matters, together with any additional inquiries, regulatory or governmental investigations, or other disputes that result from these customer security incidents, have in the past and will continue to require us to divert resources and may harm our reputation, business, financial condition, or results of operations.

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
•fluctuations in consumption resulting from the introduction of new features, technologies, or capabilities to our software, systems, or to underlying cloud infrastructure, including features or capabilities that may increase or decrease the consumption required to execute existing or future workloads, like better storage compression, cloud infrastructure processor improvements, or compute optimization that automatically adjusts and adapts compute resources based on workloads, or that allow customers to use our platform for compute services without requiring storage;
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
•the amount and timing of legal expenses, including settlements, judgments, fines, legal fees, and other charges associated with litigation, governmental investigations or inquiries, regulatory investigations or inquiries, or other legal proceedings;
•the amount and timing of costs associated with hiring, training, and integrating new employees and retaining and motivating existing employees;
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
Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, stronger customer leverage in negotiating pricing and other terms, more cumbersome customer requirements, the additional need to partner with third parties that advise such customers or help them integrate their IT solutions, substantial upfront sales costs, less predictability in completing some of our sales, and higher customer support expectations. For example, large customers may require considerable time to evaluate and test our platform or new features prior to making a purchase decision. In addition, large customers may be switching from legacy on-premises solutions when purchasing our products, and may rely on third parties with whom we do not have relationships when making purchasing decisions. When we accept non-standard customer requirements that deviate from our standard offerings, we typically need to change our standard operating model, which increases both the cost of compliance as well as the likelihood of noncompliance. Further, large customers typically have more extensive compliance and vendor diligence programs with respect to new products and services, which can increase both the time and resources needed to sell to them and also result in the inability to sell to them if we do not meet their compliance standards. A number of factors also influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the renegotiation of existing agreements to cover additional product categories (e.g., our AI features), changing laws, different use cases or workloads, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. We have also historically seen consumption growth from large enterprises take longer than when compared to smaller enterprises. Moreover, large customers often begin to deploy our products on a limited basis but nevertheless demand implementation services and negotiate pricing discounts, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations could be affected.

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

A substantial majority of our sales to government entities have been made indirectly through our distribution and reseller partners. Doing business with government entities, whether directly or indirectly, presents a variety of risks. Many government entities need significant education regarding our business model, as well as the uses and benefits of our platform. The procurement process for governments and their agencies is highly competitive and time-consuming, and government decisions about their procurement needs may, in certain circumstances, be subject to political influence. Beyond this, demand for our platform may be adversely impacted by public sector budgetary cycles, changes in government procurement policies, and funding availability that in any given fiscal cycle may be reduced or delayed, including in connection with an extended federal government shutdown. Further, if we or our partners are successful in receiving a competitive contract award, that award could be challenged by one or more competitive bidders in a legal action known as a “bid protest.” Bid protests may result in an increase in expenses related to obtaining or preserving contract awards or an unfavorable modification or loss of an award. In the event a bid protest is unsuccessful, the resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated. As a result of these lengthy and uncertain sales cycles, it is difficult for us to predict the timing of entering into customer agreements with government entities or with our distribution and reseller partners in the government market.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing cloud-based data platform products, including products with AI capabilities, and experienced sales, customer support, and professional services personnel. We also are dependent on the continued service of our existing software engineers because of the sophistication of our platform.

In order to support our growing business, we will need to continue to hire in new locations around the world and manage remote/hybrid working policies in certain areas, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, including experienced AI engineers. Many of the companies with which we compete for experienced personnel have greater resources than we have and can provide more competitive compensation and benefits. In addition, we require the majority of our employees to work from a physical office, while certain of our competitors allow remote work environments. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. Our stock price declined significantly during portions of fiscal 2025 and fiscal 2026. If the actual or perceived value of our equity awards declines or undergoes significant volatility, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees. Furthermore, current and prospective employees may believe that their equity award offers have limited upside, and our competitors may be able to offer more appealing compensation packages. In order to retain our existing employees and manage potential attrition, including as a result of any stock price decreases and market volatility that impact the actual or perceived value of our equity awards, we may issue additional equity awards or provide our employees with increased cash compensation, which could negatively impact our results of operations and be dilutive to stockholders. For example, our stock-based compensation, net of amounts capitalized, represented 41% of our revenue for fiscal 2025 and 42% for fiscal 2024, and we expect stock-based compensation to remain substantial even if we are successful in reducing it as a percentage of our revenue. Finally, if we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached our or their legal obligations, resulting in a diversion of our time and resources.

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
As part of our vision for the AI Data Cloud, we will need to grow and maintain a network of partners, including data and technology providers, data consumers, and data application developers. The relationships we have with these partners, and that our partners have with our customers, provide our customers with enhanced value from our platform and the AI Data Cloud, including Snowpark, the Snowflake Marketplace, and Snowflake Cortex AI. Our future growth will be increasingly dependent on the success of these relationships, and if we are unsuccessful in growing and maintaining these relationships or the types and quality of data and data applications supported by or available for consumption on our platform, our business, financial condition, and results of operations could be adversely affected.

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
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. For example, since the beginning of fiscal 2025, we have acquired several companies, including Night Shift Development, Inc., a privately-held data analytics firm focused on the U.S. public sector; Datavolo, Inc., a privately-held company that built a dataflow infrastructure to support the creation, management, and observability of multimodal data pipelines for enterprise AI; and Crunchy Data Solutions, Inc., a privately-held company that provides PostgreSQL technology. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, financing, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or unexpected costs integrating the businesses, technologies, products, personnel, contracts or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers, suppliers, or partners of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, we may inherit commitments, risks, and liabilities of companies that we acquire that we are unable to successfully mitigate and that may be amplified by our existing business. Finally, disputes or litigation can arise out of our acquisitions or investments from time to time, including in connection with the achievement of earnouts.

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 25% of our revenue for each of the three and six months ended July 31, 2025. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand or continue our expansion into certain countries, including China, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

•slower than anticipated public cloud adoption by international businesses;
•differing and potentially more onerous regulations compared to the United States, including relating to data privacy and security, including the unauthorized use of, or access to, commercial and personal information, and data localization;
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
•labor regulations that are generally more advantageous to employees as compared to the United States, including regulations governing terminations in locations that do not permit at-will employment and deemed hourly wage and overtime regulations;
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
If the conditional conversion feature of a series of the Notes is triggered, holders of such Notes will be entitled to elect to convert their Notes at any time during specified periods, as described in the applicable Indenture. For example, holders of each series of the Notes can convert their Notes at any time during the fiscal quarter ending October 31, 2025 as the last reported sale price of our common stock was greater than or equal to 130% of the conversion price for the Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the fiscal quarter ended July 31, 2025. If one or more holders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, unless we elect to fully settle such conversion by delivering shares of our common stock (other than any cash paid in lieu of delivering fractional shares), which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
•The certifications we maintain and the standards that apply to our platform (or those we may maintain or that may apply in the future), such as the U.S. Federal Risk and Authorization Management Program (FedRAMP), U.S. Department of Defense Impact Level 4 (IL4) and Impact Level 5 (IL5), Payment Card Industry Data Security Standards (PCI-DSS), International Organization for Standardization (ISO)/International Electrotechnical Commission (IEC) 27001, Health Information Trust Alliance Common Security Framework (HI-TRUST CSF), GovRAMP, among others, are becoming and may become more stringent.
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
The legal and regulatory landscape applicable to AI Technology is uncertain and is evolving rapidly, which may result in new and enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation or financial condition, or results of operations. States, regions, and supranational bodies, including the EU and the United States, have passed or proposed new rules and regulations related to the use or sale of AI Technology. For example, the EU’s Artificial Intelligence Act, the first comprehensive legal framework regulating AI, entered into force in August 2024; Texas’ Responsible Artificial Intelligence Governance Act, which will go into effect on January 1, 2026, imposes obligations on developers and deployers of AI systems; Colorado’s Artificial Intelligence Act, which will go into effect on February 1, 2026, imposes obligations on developers and deployers of “high-risk” AI systems; and South Korea’s AI Basic Act, the country’s first major AI legislation, which will go into effect on January 1, 2026, imposes obligations on developers and deployers of “high impact” and generative AI Technology. These regulations may impose onerous obligations related to our development, offering, and use of AI Technology and expose us to an increased risk of regulatory enforcement and litigation. If we cannot use AI Technology or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. The Tax Cuts and Jobs Act and the Inflation Reduction Act (Inflation Act) made many significant changes to U.S. tax laws. For example, the Inflation Act imposes a 1% excise tax applicable to corporations traded on an established securities market (which includes the New York Stock Exchange) on the fair market value of certain stock repurchases in excess of the fair market value of stock issuances in the same taxable year. Repurchases of our common stock under current or future stock repurchase programs could result in an excise tax liability, and we are continuing to evaluate the impact that such excise tax liability, if any, may have on our aggregate tax liability. Additionally, the One Big Beautiful Bill Act (OBBBA), enacted on July 4, 2025, modifies existing U.S. tax laws. The OBBBA includes permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation for certain qualified property, and reverses the requirement under the Tax Cuts and Jobs Act to capitalize and amortize domestic research and experimentation expenses, allowing taxpayers to deduct such expenses in the year incurred for tax years beginning after December 31, 2024. The OBBBA also includes modifications to the international tax framework. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities
There were no shares repurchased under our authorized stock repurchase program during the three months ended July 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
During our last fiscal quarter, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	7/3/2025
3.2	Amended and Restated Bylaws of Snowflake Inc.	8-K	001-39504	3.1	11/29/2023
4.1	Form of Common Stock Certificate.					X
4.2	Second Supplemental Indenture, dated as of July 3, 2025, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.					X
4.3	Second Supplemental Indenture, dated as of July 3, 2025, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.					X
10.1+	Forms of Global RSU Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.					X
10.2+	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under 2020 Equity Incentive Plan.					X
10.3+	Cash Incentive Bonus Plan.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Snowflake Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

Date: September 5, 2025

SNOWFLAKE INC.

By:	/s/ Sridhar Ramaswamy
Name:	Sridhar Ramaswamy
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Name:	Michael P. Scarpelli
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Emily Ho
Name:	Emily Ho
Title:	Chief Accounting Officer
(Principal Accounting Officer)