Form 10-Q
period 2025-10-31
Snowflake Inc.
filed 2025-12-05
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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

As of November 21, 2025, there were 342.2 million shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.snowflake.com), our filings with the Securities and Exchange Commission (SEC), webcasts, press releases, and conference calls. We use these mediums, including our website as well as social media, including certain X and LinkedIn accounts held and/or managed by us or our executive officers, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information we make available on our website or social media may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information we make available on our website and social media.

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
•If we are not successful in executing our investments in AI Technology, our business, financial condition, and results of operations could be harmed.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	October 31, 2025	January 31, 2025

Assets
Current assets:
Cash and cash equivalents	$1,941,657	$2,628,798
Short-term investments	1,411,448	2,008,873
Accounts receivable, net	938,145	922,805
Deferred commissions, current	167,926	97,662
Prepaid expenses and other current assets	164,319	211,234
Total current assets	4,623,495	5,869,372
Long-term investments	1,041,474	656,476
Property and equipment, net	265,844	296,393
Operating lease right-of-use assets	254,641	359,439
Goodwill	1,174,960	1,056,559
Intangible assets, net	256,580	278,028
Deferred commissions, non-current	209,511	183,967
Other assets	403,686	333,704
Total assets	$8,230,191	$9,033,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$193,691	$169,767
Accrued expenses and other current liabilities	725,793	515,454
Operating lease liabilities, current	40,208	35,923
Deferred revenue, current	2,423,622	2,580,039
Total current liabilities	3,383,314	3,301,183
Convertible senior notes, net	2,277,749	2,271,529
Operating lease liabilities, non-current	367,658	377,818
Deferred revenue, non-current	10,884	15,501
Other liabilities	57,653	61,264
Total liabilities	6,097,258	6,027,295
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of each October 31, 2025 and January 31, 2025	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized, 342,473 and 334,301 shares issued as of October 31, 2025 and January 31, 2025, respectively; 342,065 and 333,865 shares outstanding as of October 31, 2025 and January 31, 2025, respectively; zero and 185,461 Class B shares authorized as of October 31, 2025 and January 31, 2025, respectively, zero shares issued and outstanding as of each October 31, 2025 and January 31, 2025(1)	34	34
Treasury stock, at cost; 408 and 436 shares held as of October 31, 2025 and January 31, 2025, respectively	(55,714)	(59,505)
Additional paid-in capital	11,218,186	10,355,211
Accumulated other comprehensive income (loss)	5,123	(2,236)
Accumulated deficit	(9,034,696)	(7,293,575)
Total Snowflake Inc. stockholders’ equity	2,132,933	2,999,929
Noncontrolling interest	—	6,714
Total stockholders’ equity	2,132,933	3,006,643
Total liabilities and stockholders’ equity	$8,230,191	$9,033,938
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

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Revenue	$1,212,909	$942,094	$3,399,952	$2,639,626
Cost of revenue	390,873	320,894	1,111,474	881,489
Gross profit	822,036	621,200	2,288,478	1,758,137
Operating expenses:
Sales and marketing	550,364	437,962	1,510,875	1,239,409
Research and development	494,027	442,435	1,458,434	1,290,889
General and administrative	107,118	106,260	436,175	297,171
Total operating expenses	1,151,509	986,657	3,405,484	2,827,469
Operating loss	(329,473)	(365,457)	(1,117,006)	(1,069,332)
Interest income	45,481	48,655	148,111	152,699
Interest expense	(2,075)	(689)	(6,220)	(689)
Other expense, net	(1,854)	(8,474)	(34,897)	(37,722)
Loss before income taxes	(287,921)	(325,965)	(1,010,012)	(955,044)
Provision for income taxes	3,682	1,937	9,473	8,444
Net loss	(291,603)	(327,902)	(1,019,485)	(963,488)
Less: net income (loss) attributable to noncontrolling interest	2,354	(3,623)	2,581	(5,322)
Net loss attributable to Snowflake Inc.	$(293,957)	$(324,279)	$(1,022,066)	$(958,166)
Net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted(1)	$(0.87)	$(0.98)	$(3.04)	$(2.88)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted(1)	339,648	331,761	335,875	333,136
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

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Net loss	$(291,603)	$(327,902)	$(1,019,485)	$(963,488)
Other comprehensive income:
Cash flow hedges:
Net change in unrealized gains or losses	548	—	9,653	(52)
Net realized (gains) losses reclassified into net loss	(3,307)	27	(6,747)	56
Net change in unrealized gains or losses on available-for-sale debt securities	5,078	2,575	4,419	5,458
Other	22	17	34	(2)
Total other comprehensive income	2,341	2,619	7,359	5,460
Comprehensive loss	(289,262)	(325,283)	(1,012,126)	(958,028)
Less: comprehensive income (loss) attributable to noncontrolling interest	2,354	(3,623)	2,581	(5,322)
Comprehensive loss attributable to Snowflake Inc.	$(291,616)	$(321,660)	$(1,014,707)	$(952,706)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended October 31, 2025
	Common Stock(1)		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—July 31, 2025	339,179	$34	(417)	$(56,968)	$10,939,122	$2,782	$(8,512,322)	$2,372,648	$6,941	$2,379,589
Issuance of common stock upon exercise of stock options	2,530	—	—	—	26,906	—	—	26,906	—	26,906
Issuance of common stock under employee stock purchase plan	263	—	—	—	34,930	—	—	34,930	—	34,930
Vesting of restricted stock units	2,377	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(833)	—	—	—	(188,791)	—	—	(188,791)	—	(188,791)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	(1,043)	—	—	—	—	—	(232,896)	(232,896)	—	(232,896)
Reissuance of treasury stock upon settlement of equity awards	—	—	9	1,254	(1,254)	—	—	—	—	—
Stock-based compensation	—	—	—	—	411,752	—	—	411,752	—	411,752
Distributions to noncontrolling interest holders and other adjustments	—	—	—	—	(4,479)	—	4,479	—	(9,295)	(9,295)
Other comprehensive income	—	—	—	—	—	2,341	—	2,341	—	2,341
Net income (loss)	—	—	—	—	—	—	(293,957)	(293,957)	2,354	(291,603)
BALANCE—October 31, 2025	342,473	$34	(408)	$(55,714)	$11,218,186	$5,123	$(9,034,696)	$2,132,933	$—	$2,132,933

	Three Months Ended October 31, 2024
	Common Stock(1)(2)		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—July 31, 2024	335,620	$34	(460)	$(62,800)	$9,822,965	$(5,379)	$(5,625,819)	$4,129,001	$8,587	$4,137,588
Issuance of common stock upon exercise of stock options	2,010	—	—	—	11,551	—	—	11,551	—	11,551
Issuance of common stock under employee stock purchase plan	314	—	—	—	30,318	—	—	30,318	—	30,318
Issuance of common stock in connection with a business combination subject to future vesting	68	—	—	—	—	—	—	—	—	—
Cancellation of common stock issued in connection with business combinations	(71)	—	—	—	(67)	—	—	(67)	—	(67)
Vesting of restricted stock units	2,117	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(712)	—	—	—	(80,213)	—	—	(80,213)	—	(80,213)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	(8,826)	(1)	—	—	—	—	(1,020,394)	(1,020,395)	—	(1,020,395)
Reissuance of treasury stock upon settlement of equity awards	—	—	11	1,410	(1,393)	—	—	17	—	17
Purchases of capped calls related to convertible senior notes	—	—	—	—	(195,500)	—	—	(195,500)	—	(195,500)
Stock-based compensation	—	—	—	—	376,393	—	—	376,393	—	376,393
Other comprehensive income	—	—	—	—	—	2,619	—	2,619	—	2,619
Net loss	—	—	—	—	—	—	(324,279)	(324,279)	(3,623)	(327,902)
BALANCE—October 31, 2024	330,520	$33	(449)	$(61,390)	$9,964,054	$(2,760)	$(6,970,492)	$2,929,445	$4,964	$2,934,409
________________
(1) On July 3, 2025, all authorized shares of the Company’s Class B common stock were eliminated and the Company’s Class A common stock was renamed to “common stock”, pursuant to the terms of the Company’s amended and restated certificate of incorporation. Unless otherwise noted, all references herein to the Company’s common stock refer to the Class A common stock prior to the effectiveness of the certificate. See Note 12, “Equity,” for further details.
(2) In connection with a business combination completed during the three months ended January 31, 2024, the Company issued approximately 0.2 million shares of its common stock to one of its wholly-owned subsidiaries, in exchange for a noncontrolling equity interest in the acquired company that was held by the subsidiary prior to this business combination. These shares were treated as treasury stock for accounting purposes as of January 31, 2024, April 30, 2024, and July 31, 2024, and were subsequently transferred to the Company and retired during the three months ended October 31, 2024. These shares are not reflected in the table above.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2025
	Common Stock(1)		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2025	334,301	$34	(436)	$(59,505)	$10,355,211	$(2,236)	$(7,293,575)	$2,999,929	$6,714	$3,006,643
Issuance of common stock upon exercise of stock options	6,942	—	—	—	63,584	—	—	63,584	—	63,584
Issuance of common stock under employee stock purchase plan	817	—	—	—	88,123	—	—	88,123	—	88,123
Vesting of restricted stock units	7,130	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(2,460)	—	—	—	(486,261)	—	—	(486,261)	—	(486,261)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	(4,257)	—	—	—	—	—	(723,534)	(723,534)	—	(723,534)
Reissuance of treasury stock upon settlement of equity awards	—	—	28	3,791	(3,791)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,205,799	—	—	1,205,799	—	1,205,799
Distributions to noncontrolling interest holders and other adjustments	—	—	—	—	(4,479)	—	4,479	—	(9,295)	(9,295)
Other comprehensive income	—	—	—	—	—	7,359	—	7,359	—	7,359
Net income (loss)	—	—	—	—	—	—	(1,022,066)	(1,022,066)	2,581	(1,019,485)
BALANCE—October 31, 2025	342,473	$34	(408)	$(55,714)	$11,218,186	$5,123	$(9,034,696)	$2,132,933	$—	$2,132,933

	Nine Months Ended October 31, 2024
	Common Stock(1)(2)		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2024	334,453	$34	(492)	$(67,140)	$9,331,238	$(8,220)	$(4,075,604)	$5,180,308	$10,286	$5,190,594
Issuance of common stock upon exercise of stock options	5,196	—	—	—	35,031	—	—	35,031	—	35,031
Issuance of common stock under employee stock purchase plan	660	—	—	—	77,053	—	—	77,053	—	77,053
Issuance of common stock in connection with a business combination	1	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with a business combination subject to future vesting	68	—	—	—	—	—	—	—	—	—
Cancellation of common stock issued in connection with business combinations	(71)	—	—	—	(67)	—	—	(67)	—	(67)
Vesting of restricted stock units	7,569	1	—	—	(1)	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(2,591)	—	—	—	(356,178)	—	—	(356,178)	—	(356,178)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	(14,765)	(2)	—	—	—	—	(1,936,722)	(1,936,724)	—	(1,936,724)
Reissuance of treasury stock upon settlement of equity awards	—	—	43	5,750	(5,650)	—	—	100	—	100
Purchases of capped calls related to convertible senior notes	—	—	—	—	(195,500)	—	—	(195,500)	—	(195,500)
Stock-based compensation	—	—	—	—	1,078,128	—	—	1,078,128	—	1,078,128
Other comprehensive income	—	—	—	—	—	5,460	—	5,460	—	5,460
Net loss	—	—	—	—	—	—	(958,166)	(958,166)	(5,322)	(963,488)
BALANCE—October 31, 2024	330,520	$33	(449)	$(61,390)	$9,964,054	$(2,760)	$(6,970,492)	$2,929,445	$4,964	$2,934,409
________________
(1) On July 3, 2025, all authorized shares of the Company’s Class B common stock were eliminated and the Company’s Class A common stock was renamed to “common stock”, pursuant to the terms of the Company’s amended and restated certificate of incorporation. Unless otherwise noted, all references herein to the Company’s common stock refer to the Class A common stock prior to the effectiveness of the certificate. See Note 12, “Equity,” for further details.
(2) In connection with a business combination completed during the three months ended January 31, 2024, the Company issued approximately 0.2 million shares of its common stock to one of its wholly-owned subsidiaries, in exchange for a noncontrolling equity interest in the acquired company that was held by the subsidiary prior to this business combination. These shares were treated as treasury stock for accounting purposes as of January 31, 2024, April 30, 2024, and July 31, 2024, and were subsequently transferred to the Company and retired during the three months ended October 31, 2024. These shares are not reflected in the table above.
See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,019,485)	$(963,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	161,519	132,378
Non-cash operating lease costs	49,762	42,370
Amortization of deferred commissions	95,412	68,835
Stock-based compensation, net of amounts capitalized	1,195,955	1,051,195
Net accretion of discounts on investments	(18,469)	(33,869)
Net realized and unrealized losses on strategic investments in equity securities	35,520	35,814
Amortization of debt issuance costs	6,220	689
Asset impairment related to office facility exit	108,715	—
Deferred income tax	(3,445)	(532)
Non-cash restructuring charges (recoveries), net	(11,159)	1,146
Other	(2,273)	3,733
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(12,625)	328,704
Deferred commissions	(181,680)	(62,785)
Prepaid expenses and other assets	(2,515)	42,456
Accounts payable	36,296	102,721
Accrued expenses and other liabilities	217,846	38,702
Operating lease liabilities	(42,387)	(34,344)
Deferred revenue	(172,419)	(226,686)
Net cash provided by operating activities	440,788	527,039
Cash flows from investing activities:
Purchases of property and equipment	(85,559)	(35,002)
Capitalized software development costs	—	(23,428)
Cash paid for business combinations, net of cash acquired	(164,230)	(17,125)
Purchases of intangible assets	(1,311)	—
Purchases of investments	(1,990,216)	(2,288,985)
Sales of investments	19,397	54,394
Maturities and redemptions of investments	2,114,923	2,276,653
Settlement of cash flow hedges	—	(749)
Net cash used in investing activities	(106,996)	(34,242)
Cash flows from financing activities:
Proceeds from exercise of stock options	63,295	35,212
Proceeds from issuance of common stock under employee stock purchase plan	88,123	77,053
Taxes paid related to net share settlement of equity awards	(485,221)	(359,607)
Repurchases of common stock	(723,534)	(1,932,333)
Distributions to noncontrolling interest holders	(2,145)	—
Payments of deferred purchase consideration for business combinations	(600)	—

	Nine Months Ended October 31,
	2025	2024

Gross proceeds from issuance of convertible senior notes	—	2,300,000
Cash paid for issuance costs on convertible senior notes	—	(31,230)
Purchases of capped calls related to convertible senior notes	—	(195,500)
Net cash used in financing activities	(1,060,082)	(106,405)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12,243	(1,131)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(714,047)	385,261
Cash, cash equivalents, and restricted cash—beginning of period	2,698,678	1,780,977
Cash, cash equivalents, and restricted cash—end of period	$1,984,631	$2,166,238
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$23,275	$21,198
Stock-based compensation included in capitalized software development costs	$—	$29,081
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other current liabilities	$8,315	$3,438
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,941,657	$2,148,928
Restricted cash—included in other assets and prepaid expenses and other current assets	42,974	17,310
Total cash, cash equivalents, and restricted cash	$1,984,631	$2,166,238
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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2025 and the results of operations for the three and nine months ended October 31, 2025 and 2024, and cash flows for the nine months ended October 31, 2025 and 2024. The condensed balance sheet as of January 31, 2025 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended October 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Revenue	$1,212,909	$942,094	$3,399,952	$2,639,626
Cost of revenue and operating expenses:
Cost of product revenue(1)(2)	320,810	263,622	908,402	718,861
Cost of professional services and other revenue(2)	70,063	57,272	203,072	162,628
Sales and marketing(2)	550,364	437,962	1,510,875	1,239,409
Research and development(2)	494,027	442,435	1,458,434	1,290,889
General and administrative(2)	107,118	106,260	436,175	297,171
Interest income	(45,481)	(48,655)	(148,111)	(152,699)
Interest expense	2,075	689	6,220	689
Other expense, net	1,854	8,474	34,897	37,722
Provision for income taxes	3,682	1,937	9,473	8,444
Net loss	$(291,603)	$(327,902)	$(1,019,485)	$(963,488)
________________
(1)Third-party cloud infrastructure expenses incurred in connection with customers’ use of the Snowflake platform and the deployment and maintenance of the platform on public clouds, including different regional deployments, represented approximately 72% and 64% of cost of product revenue for the three months ended October 31, 2025 and 2024, respectively, and 70% and 65% of cost of product revenue for the nine months ended October 31, 2025 and 2024, respectively.
(2)Personnel-related expenses, excluding stock-based compensation and associated payroll taxes, represented approximately 38% and 37% of the Company’s total cost of revenue and operating expenses for the three months ended October 31, 2025 and 2024, respectively, and 37% of the Company’s total cost of revenue and operating expenses for each of the nine months ended October 31, 2025 and 2024. These expenses consist primarily of salaries, benefits, bonuses, sales commissions and draws paid to the Company’s sales force and certain referral fees paid to third parties, including amortization of deferred commissions, and associated payroll taxes. They also include salaries, benefits and bonuses allocated as part of overhead costs. See Note 12 , “Equity,” for details regarding the Company’s stock-based compensation.

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

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	October 31, 2025	January 31, 2025

United States	$421,003	$536,885
Other(1)	99,482	118,947
Total	$520,485	$655,832
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of October 31, 2025 and January 31, 2025.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, which was filed with the SEC on March 21, 2025. There have been no significant changes to the Company’s accounting policies during the nine months ended October 31, 2025, except for updates to the software development costs accounting policy, as described below.

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

During the three months ended April 30, 2025, the Company began marketing the Snowflake platform to selected public sector customers who will have contractual rights to take possession of the Company’s software and who will contract with third parties to host the Company’s software. As a result, the Company’s ongoing and future software development costs related to the Snowflake platform must be accounted for under ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20). All costs to establish technological feasibility are expensed as they are incurred. Technological feasibility is established when the working model is complete, which typically occurs at or shortly before the general release of the software products. Costs incurred subsequent to establishing technological feasibility are capitalized until the software product is available for general release to customers, at which point they are amortized on a product-by-product basis. Software development costs capitalized under ASC 985-20 are included in property and equipment, net on the condensed consolidated balance sheets, and are tested for impairment whenever events or changes in circumstances occur that could impact their recoverability. Costs that meet the criteria for capitalization under ASC 985-20 were not material for the three and nine months ended October 31, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure, on an annual and interim basis, of specified information about certain costs and expenses in the notes to financial statements. This guidance is effective for the Company for its fiscal year beginning February 1, 2027 and interim periods within its fiscal year beginning February 1, 2028 on either a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance related to internal-use software by removing all references to software development projects stages so that the guidance is neutral to different software development methods. This guidance is effective for the Company for its fiscal year and all interim periods beginning February 1, 2028 on either a prospective, retrospective or modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations

Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Product revenue	$1,158,377	$900,282	$3,245,686	$2,519,119
Professional services and other revenue	54,532	41,812	154,266	120,507
Total	$1,212,909	$942,094	$3,399,952	$2,639,626

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Americas:
United States	$912,638	$719,325	$2,558,614	$2,014,996
Other Americas(1)	32,166	26,269	92,397	72,781
EMEA(1)(2)	199,421	147,205	553,545	416,734
Asia-Pacific and Japan(1)	68,684	49,295	195,396	135,115
Total	$1,212,909	$942,094	$3,399,952	$2,639,626
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East and Africa.

Accounts Receivable, Net

As of October 31, 2025 and January 31, 2025, allowance for credit losses of $3.7 million and $4.8 million, respectively, was included in the Company’s accounts receivable, net balance.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of October 31, 2025 and January 31, 2025, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the three and nine months ended October 31, 2025 and 2024.

Deferred Revenue

The Company recognized $897.0 million and $678.5 million of revenue for the three months ended October 31, 2025 and 2024, respectively, from the deferred revenue balances as of July 31, 2025 and 2024, respectively.

The Company recognized $1.9 billion and $1.6 billion of revenue for the nine months ended October 31, 2025 and 2024, respectively, from the deferred revenue balances as of January 31, 2025 and 2024, respectively.

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

As of October 31, 2025, the Company’s RPO was $7.9 billion, of which the Company expects approximately 48% to be recognized as revenue in the 12 months ending October 31, 2026 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents, Investments and Strategic Investments

Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	October 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$1,117,544	$—	$—	$1,117,544
Time deposits	116,675	—	—	116,675
U.S. government and agency securities	104,885	23	(1)	104,907
Commercial paper	60,161	5	(5)	60,161
Corporate notes and bonds	1,824	—	—	1,824
Total cash equivalents	1,401,089	28	(6)	1,401,111
Investments:
Corporate notes and bonds	1,726,138	4,336	(151)	1,730,323
U.S. government and agency securities	556,171	888	(65)	556,994
Certificates of deposit	87,485	83	—	87,568
Commercial paper	77,984	53	—	78,037
Total investments	2,447,778	5,360	(216)	2,452,922
Total cash equivalents and investments	$3,848,867	$5,388	$(222)	$3,854,033

	January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$1,741,089	$—	$—	$1,741,089
U.S. government securities	388,578	92	—	388,670
Time deposits	113,851	—	—	113,851
Corporate notes and bonds	4,466	—	—	4,466
Commercial paper	3,064	—	—	3,064
Total cash equivalents	2,251,048	92	—	2,251,140
Investments:
Corporate notes and bonds	1,559,893	2,177	(1,520)	1,560,550
U.S. government and agency securities	609,937	528	(727)	609,738
Commercial paper	307,752	142	(38)	307,856
Certificates of deposit	187,112	97	(4)	187,205
Total investments	2,664,694	2,944	(2,289)	2,665,349
Total cash equivalents and investments	$4,915,742	$3,036	$(2,289)	$4,916,489

The Company included $22.1 million and $23.6 million of interest receivable in prepaid expenses and other current assets on the condensed consolidated balance sheets as of October 31, 2025 and January 31, 2025, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of October 31, 2025 and January 31, 2025 because such potential losses were not material.

As of October 31, 2025, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, classified as short-term or long-term investments on the Company’s condensed consolidated balance sheets, by remaining contractual maturity, are as follows (in thousands):

October 31, 2025
Estimated Fair Value

Due within 1 year	$1,411,448
Due in 1 year to 3 years	1,041,474
Total	$2,452,922

Gross unrealized losses on the Company’s available-for-sale marketable debt securities were not material as of October 31, 2025 and January 31, 2025.

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair values of these securities due to credit related factors was not material as of October 31, 2025 and January 31, 2025.

Strategic Investments

The Company’s strategic investments consist primarily of non-marketable equity securities recorded at cost minus impairment, if any, and adjusted for observable transactions for the same or similar investments of the same issuer (referred to as the Measurement Alternative).

The following table presents the Company’s strategic investments by type (in thousands):

	October 31, 2025	January 31, 2025

Equity securities:
Non-marketable equity securities under Measurement Alternative	$331,436	$281,158
Non-marketable equity securities under equity method	5,775	5,491
Marketable equity securities	8,622	13,833
Debt securities:
Non-marketable debt securities	10,000	750
Total strategic investments—included in other assets	$355,833	$301,232

The following table summarizes the gains and losses associated with the Company’s strategic investments in equity securities (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Unrealized losses on non-marketable equity securities under Measurement Alternative:
Impairments	$(500)	$(5,200)	$(32,021)	$(11,578)
Net unrealized gains (losses) on marketable equity securities	237	(3,791)	(5,211)	(6,796)
Net unrealized losses on strategic investments in equity securities	(263)	(8,991)	(37,232)	(18,374)
Net realized gains (losses) on strategic investments in equity securities sold(1)	8	380	1,712	(17,440)
Total—included in other expense, net	$(255)	$(8,611)	$(35,520)	$(35,814)
________________
(1)Represents the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative held by the Company as of October 31, 2025 were $18.3 million and $61.0 million, respectively.

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

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of October 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$1,117,544	$—	$—	$1,117,544
Time deposits	—	116,675	—	116,675
U.S. government securities and agency securities	—	104,907	—	104,907
Commercial paper	—	60,161	—	60,161
Corporate notes and bonds	—	1,824	—	1,824
Short-term investments:
Corporate notes and bonds	—	976,480	—	976,480
U.S. government and agency securities	—	269,363	—	269,363
Certificates of deposit	—	87,568	—	87,568
Commercial paper	—	78,037	—	78,037
Long-term investments:
Corporate notes and bonds	—	753,843	—	753,843
U.S. government and agency securities	—	287,631	—	287,631
Strategic investments—included in other assets:
Marketable equity securities	8,622	—	—	8,622
Non-marketable debt securities	—	—	10,000	10,000
Derivative assets—included in prepaid expenses and other current assets:
Foreign currency forward contracts	—	4,542	—	4,542
Total assets	$1,126,166	$2,741,031	$10,000	$3,877,197
Liabilities:
Derivative liabilities—included in accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$(1,692)	$—	$(1,692)
Total liabilities	$—	$(1,692)	$—	$(1,692)

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
Strategic investments—included in other assets:
Marketable equity securities	13,833	—	—	13,833
Non-marketable debt securities	—	—	750	750
Derivative assets—included in prepaid expenses and other current assets:
Foreign currency forward contracts	—	1,579	—	1,579
Total assets	$1,754,922	$3,176,979	$750	$4,932,651
Liabilities:
Derivative liabilities—included in accrued expenses and other current liabilities:
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

The Company’s derivative financial instruments, consisting of foreign currency forward contracts, are carried at fair value on the condensed consolidated balance sheets. The following table summarizes the notional amounts of the Company’s outstanding derivative financial instruments (in thousands):

	October 31, 2025	January 31, 2025

Foreign currency forward contracts not designated as hedging instruments	$180,898	$222,027
Foreign currency forward contracts designated as cash flow hedges	60,818	—
Total derivative financial instruments	$241,716	$222,027

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

See Note 10, “Convertible Senior Notes,” for the fair value measurement of the Company’s convertible senior notes.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	October 31, 2025	January 31, 2025

Leasehold improvements	$125,781	$97,324
Computers, equipment, and software	68,069	49,575
Furniture and fixtures	31,396	25,473
Capitalized software development costs	228,715	209,684
Construction in progress—capitalized software development costs	7,851	28,672
Construction in progress—other	14,430	39,106
Total property and equipment, gross	476,242	449,834
Less: accumulated depreciation and amortization(1)	(210,398)	(153,441)
Total property and equipment, net	$265,844	$296,393
________________
(1)Includes $135.2 million and $84.8 million of accumulated amortization related to capitalized software development costs as of October 31, 2025 and January 31, 2025, respectively.

Depreciation and amortization expense was $29.1 million and $80.8 million for the three and nine months ended October 31, 2025, respectively. Included in these amounts were the amortization of capitalized software development costs of $18.4 million and $52.2 million for the three and nine months ended October 31, 2025, respectively.

Depreciation and amortization expense was $23.0 million and $61.0 million for the three and nine months ended October 31, 2024, respectively. Included in these amounts were the amortization of capitalized software development costs of $15.2 million and $39.4 million for the three and nine months ended October 31, 2024, respectively.

During the nine months ended October 31, 2025, the Company recognized impairment charges of $20.8 million, mainly for leasehold improvements and furniture and fixtures, primarily relating to the cease-use of its San Mateo office facility. Such impairment charges were recorded as general and administrative expenses on the condensed consolidated statement of operations. See Note 11, “Commitments and Contingencies,” for further details. Impairment charges were not material for the nine months ended October 31, 2024.

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

The purchase consideration was preliminarily allocated to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. During the three months ended October 31, 2025, the Company recorded measurement period adjustments which did not have material impacts on goodwill. The preliminary allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

	Estimated Fair Value (in thousands)	Estimated Weighted-Average Useful Life (in years)

Cash	$221
Accounts receivable	4,323
Developed technology intangible assets	46,000	5
Customer relationships intangible assets	12,000	1.6
Deferred revenue	(12,028)
Other net tangible liabilities	(897)
Deferred tax liabilities, net(1)	(3,405)
Total identifiable net assets	46,214
Goodwill	118,237
Total purchase consideration	$164,451
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

Acquisition-related costs, recorded as general and administrative expenses, associated with this business combination were not material during the nine months ended October 31, 2025.

From the date of acquisition through October 31, 2025, revenue attributable to Crunchy Data, included in the Company’s condensed consolidated statements of operations for the three and nine months ended October 31, 2025 was not material. It was impracticable to determine the effect on the Company’s net loss attributable to Crunchy Data as its operation has been integrated into the Company’s ongoing operations since the date of acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Crunchy Data, as if Crunchy Data had been acquired as of February 1, 2024 (in thousands):

	Pro Forma
	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(unaudited)
Revenue	$1,212,909	$949,784	$3,411,623	$2,661,758
Net loss	$(291,454)	$(338,999)	$(1,035,636)	$(996,988)

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

Fiscal 2025

During the nine months ended October 31, 2024, the Company completed acquisitions of two privately-held companies for an aggregate of $19.2 million in cash. The Company has accounted for these transactions as business combinations. In allocating the aggregate purchase consideration, inclusive of measurement period adjustments, based on the estimated fair values, the Company recorded $4.4 million of a customer relationships intangible asset (to be amortized over an estimated useful life of five years), $4.1 million of developed technology intangible assets (to be amortized over estimated useful lives of five years), $3.6 million of net liabilities acquired, $0.6 million of deferred tax liability, and $14.9 million of goodwill, of which $8.3 million is deductible and $6.6 million is not deductible for income tax purposes.

The excess of purchase consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill. The Company believes the goodwill balance associated with these business combinations are primarily attributed to the assembled workforce and expected synergies arising from the acquisition.

Acquisition-related costs, recorded as general and administrative expenses, associated with each of the fiscal 2025 business combinations were not material during the nine months ended October 31, 2024.

Pro forma financial information for the fiscal 2025 business combinations has not been presented, as the effects of these business combinations were not material to the Company’s condensed consolidated financial statements.

8. Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	October 31, 2025
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$317,364	$(131,191)	$186,173
Developer community	154,900	(109,618)	45,282
Assembled workforce	55,732	(44,533)	11,199
Customer relationships	16,400	(4,432)	11,968
Patents	8,874	(8,609)	265
Other	1,311	(44)	1,267
Total finite-lived intangible assets	$554,581	$(298,427)	$256,154
Indefinite-lived intangible assets—trademarks			426
Total intangible assets, net			$256,580

	January 31, 2025
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$277,063	$(92,033)	$185,030
Developer community	154,900	(86,472)	68,428
Assembled workforce	55,732	(36,929)	18,803
Patents	8,874	(8,005)	869
Customer relationships	4,400	(328)	4,072
Total finite-lived intangible assets	$500,969	$(223,767)	$277,202
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$278,028

Amortization expense of intangible assets was $28.9 million and $80.8 million for the three and nine months ended October 31, 2025, respectively, and $24.1 million and $71.4 million for the three and nine months ended October 31, 2024, respectively. Cost and accumulated amortization of fully amortized intangible assets are removed from the Company's consolidated balance sheets when they are no longer in use.

As of October 31, 2025, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
Remainder of 2026	$28,561
2027	107,594
2028	71,015
2029	29,203
2030	15,923
Thereafter	3,858
Total	$256,154

Goodwill

Changes in goodwill were as follows (in thousands):

Amount

Balance—January 31, 2025	$1,056,559
Additions and related adjustments(1)	118,401
Balance—October 31, 2025	$1,174,960
________________
(1)Include measurement period adjustments related to the fair values of the assets acquired and liabilities assumed in business combinations. These adjustments did not have a material impact on goodwill. See Note 7, “Business Combinations,” for further details.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2025	January 31, 2025

Accrued compensation	$297,596	$194,630
Accrued third-party cloud infrastructure expenses	116,404	77,944
Accrued customer liabilities related to Snowflake Marketplace	71,904	21,489
Liabilities associated with sales, marketing and business development programs	38,294	44,017
Employee contributions under employee stock purchase plan	26,425	46,576
Accrued taxes	23,263	25,819
Employee payroll tax withheld on employee stock transactions	23,080	14,025
Accrued purchases of property and equipment	12,733	9,896
Accrued professional services	12,290	14,005
Other	103,804	67,053
Total accrued expenses and other current liabilities	$725,793	$515,454

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

During the three months ended October 31, 2025, the Sale Price Trigger was met and as a result, holders may convert the Notes at any time during the three months ending January 31, 2026. The Company continues to classify the net carrying amount of the Notes as a non-current liability as the Company has the option to settle the obligation in shares upon conversion and the Notes’ maturity dates are more than 12 months away.

The following table presents the net carrying values and fair values of each series of Notes as of October 31, 2025 (in thousands):

	Principal	Unamortized Debt Issuance Costs	Net Carrying Value	Fair Value
				Amount	Leveling

2027 Notes	$1,150,000	$10,001	$1,139,999	$2,029,440	Level 2
2029 Notes	$1,150,000	$12,250	$1,137,750	$2,121,118	Level 2

The fair value was determined based on the quoted prices of the Notes in an inactive market on the last traded day of the fiscal quarter and has been classified as Level 2 in the fair value hierarchy.

Amortization of debt issuance costs was not material for the three and nine months ended October 31, 2025.

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

During the nine months ended October 31, 2025, the Company recognized impairment charges of $87.9 million for operating lease right-of-use assets, and $20.8 million for property and equipment, net, primarily relating to the cease-use of its San Mateo office facility. These impairment charges represent the amounts by which the carrying values of the asset groups exceeded their estimated fair values, and were recorded as general and administrative expenses on the condensed consolidated statement of operations. The fair values of the impaired asset groups were estimated using discounted cash flow models (income approach) based on market participant assumptions, including the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates to reflect the level of risk associated with receiving future cash flows. These assumptions are classified within Level 3 inputs of the fair value hierarchy. The fair values of the impaired asset groups are not material.

As of October 31, 2025, the Company had committed $72.3 million for leases signed but not yet commenced based on the exchange rate as of October 31, 2025. These leases will commence on various dates starting in fiscal 2026 with lease terms ranging from 5.3 years to 9.1 years.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2033. Such subleases have all been classified as operating leases. Sublease income is recorded as a reduction to the Company’s operating lease costs. Sublease income was not material for any of the periods presented.

Other Contractual Commitments—Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level. There were no material contractual obligations that were entered into during the nine months ended October 31, 2025 that were outside the ordinary course of business.

In November 2025, the Company amended one of its third-party cloud infrastructure agreements effective November 1, 2025 (November 2025 Amendment). Under the amended agreement, the Company has committed to spend at least $530.0 million between November 2025 and October 2030 on cloud infrastructure services with no minimum purchase commitment during any year. The Company is required to pay the difference if it fails to meet the minimum purchase commitment as of October 2030. Up to $100.0 million of such payments can be applied to qualifying spending on cloud infrastructure services for up to one year after October 2030, subject to certain conditions. The Company is no longer required to fulfill the remaining non-cancelable purchase commitment under the agreement prior to the November 2025 Amendment, which totaled $171.3 million as of October 31, 2025.

In November 2025, the Company renewed and expanded its agreement with a third-party AI service provider to support the Company’s AI products. Under the renewal agreement, the Company has committed to spend an aggregate of at least $200.0 million over a three-year contract term that began in December 2025 ($50.0 million, $70.0 million and $80.0 million for the contract years ending November 2026, 2027 and 2028, respectively). Services accessed through certain public cloud providers may be applied toward the Company’s contractual spend commitments under this renewal agreement. The Company is required to pay the difference if it fails to meet the minimum purchase commitment during any contract year.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three and nine months ended October 31, 2025 and 2024.

Legal Matters—On March 23, 2021, a former employee filed a charge with the National Labor Relations Board (NLRB) claiming that he was terminated in retaliation for engaging in concerted activity protected under the National Labor Relations Act. On September 15, 2023, following a hearing before a NLRB administrative law judge, the administrative law judge issued his ruling in favor of the former employee and ordered that he be awarded certain compensatory and other damages. The Company is appealing the ruling to the Board of the NLRB. The Company believes it is reasonably possible that a loss could ultimately result from an unfavorable outcome and that an estimate of the potential range of loss is between zero and $25 million, plus interest. No material loss accrual was recorded on the Company’s condensed consolidated balance sheets as of October 31, 2025 and January 31, 2025, because management believes the likelihood of material loss resulting from this charge is not probable given the further appellate proceedings that are due to take place.

On February 29, 2024, a stockholder class action lawsuit was filed against the Company, the Company’s former Chief Executive Officer, and the Company’s former Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. On October 28, 2024, an amended complaint was filed by the lead plaintiff. On December 23, 2024, the Company filed a motion to dismiss the amended complaint. On January 29, 2025, the lead plaintiff informed the Company that it would seek leave to file a second amended complaint rather than respond to the motion to dismiss. On April 7, 2025, the lead plaintiff filed its second amended complaint. On June 6, 2025, the Company filed a motion to dismiss the second amended complaint. On August 5, 2025, the lead plaintiff filed its opposition to the motion to dismiss. On September 19, 2025, the Company filed its reply brief in support of its motion to dismiss. Oral argument on the motion to dismiss is scheduled for December 11, 2025. In addition, since the filing of the class action lawsuit, five additional complaints containing securities derivative claims have been filed against the Company and certain of the Company’s directors and executive officers alleging similar violations. The derivative claims have been stayed pending resolution of the anticipated motion to dismiss the class action lawsuit. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company and the other defendants intend to vigorously defend against the claims in these actions.

On June 13, 2024, a class action was filed in the United States District Court for the District of Montana against the Company alleging that the Company failed to take reasonable measures to secure systems that contained consumer data, thereby allowing threat actors to access and exfiltrate personally identifiable information. In the months that followed, numerous additional class actions making the same or similar allegations were filed in the United States and Canada against the Company and/or customers whose consumer or employee data was exfiltrated. Among other claims, the complaints assert common law claims for negligence, breach of fiduciary duty, breach of implied contract, and unjust enrichment, as well as statutory claims, and seek an unspecified amount of damages, attorneys’ fees and costs, as well as injunctive relief. On October 4, 2024, an order was issued by the United States Judicial Panel on Multidistrict Litigation combining the class actions filed in the United States into a multidistrict litigation in the District of Montana. On February 3, 2025, plaintiffs filed their representative complaint on behalf of the consumer plaintiffs. On February 14, 2025, the Court created a separate financial institution track to represent the interests of certain financial institutions (FI Plaintiffs) and ordered that a separate FI Plaintiff representative complaint be filed. On April 7, 2025, an FI Plaintiff representative complaint was filed. On April 14, 2025, the plaintiffs filed a second amended representative complaint on behalf of the consumer plaintiffs. On May 16, 2025, the Company filed a motion to dismiss the second amended representative complaint on behalf of the consumer plaintiffs. On May 20, 2025, the plaintiffs filed a third amended representative complaint that asserted additional claims against the Company on behalf of individuals impacted by the breach of a Snowflake customer account containing personally identifiable information from the Los Angeles Unified School District (LAUSD Claims). On June 26, 2025, the Company moved to dismiss the FI Plaintiff representative complaint. On July 30, 2025, the Company moved to dismiss the LAUSD Claims. On October 28 and 29, 2025, following oral argument, the Court denied the three motions to dismiss. The Company is currently required to file its answers to the complaints on or before December 15, 2025. In addition to the multidistrict litigation, a class action is pending in the Supreme Court of British Columbia. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend against the claims in these actions.

On November 21, 2025, a class action lawsuit was filed against the Company in the United States District Court for the District of Montana alleging copyright infringement on behalf of a putative class of individuals and entities that own a United States copyright in any work that was allegedly copied, stored, or used without authorization to train our large language model. The complaint seeks an award of statutory and other damages, attorneys’ fees, and all appropriate legal and equitable relief. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter at this time. The Company intends to vigorously defend against the claims in this action.

In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

Letters of Credit—As of October 31, 2025, the Company had a total of $23.4 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2033.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, non-employee directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three and nine months ended October 31, 2025 and 2024, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions, where the Company is an indemnifying party, were not material.

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

The Company had reserved shares of common stock for future issuance under the Company’s equity incentive plans as follows (in thousands):

	October 31, 2025	January 31, 2025

2012 Equity Incentive Plan:
Options outstanding	13,155	20,067
2020 Equity Incentive Plan:
Options outstanding	1,556	1,586
Restricted stock units outstanding	23,434	24,790
Shares available for future grants	78,186	64,834
2020 Employee Stock Purchase Plan:
Shares available for future grants	18,967	16,446
Total	135,298	127,723

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

The following table summarizes the stock repurchase activity under the Company’s stock repurchase program (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Number of shares repurchased	1,043	8,826	4,257	14,765
Weighted-average price per share(1)	$223.35	$115.11	$169.95	$130.87
Aggregate purchase price(1)	$232,881	$1,015,925	$723,471	$1,932,164
________________
(1)Excludes transaction costs and excise tax, if any, associated with the repurchases.
All repurchases presented in the table above were made in open market transactions, except for the 3.6 million shares of the Company’s outstanding common stock that were repurchased during the three months ended October 31, 2024 for $399.6 million from purchasers of the Notes in the offering in privately negotiated transactions entered into in connection with the Notes offering at a purchase price of $112.50 per share. See Note 10, “Convertible Senior Notes,” for further details.

As of October 31, 2025, approximately $1.3 billion remained available for future stock repurchases under the stock repurchase program (exclusive of any transaction costs associated with repurchases). The first 0.5 million shares repurchased under the Company’s authorized stock repurchased program were recorded in treasury stock as a reduction to the stockholders’ equity on the condensed consolidated balance sheets. All shares of common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price (including associated transaction costs) over par value was recorded entirely to retained earnings (accumulated deficit) on the condensed consolidated balance sheets.

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

The Company’s 2020 Employee Stock Purchase Plan (2020 ESPP) authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. Offering periods are generally six months long and begin on the first trading day immediately after the last day of the prior offering period, typically around March 15 and September 15 of each year, except for the first two offering periods. The initial offering period began on September 15, 2020 and ended on February 26, 2021. The second offering period began on March 1, 2021 and ended on September 14, 2021.

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

A summary of stock option activity during the nine months ended October 31, 2025 is as follows:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2025	21,653	$20.83	4.2	$3,493,648
Exercised	(847)	$7.34
Canceled	—	$12.85
Balance—April 30, 2025	20,806	$21.37	4.0	$2,903,841
Exercised	(3,565)	$8.54
Balance—July 31, 2025	17,241	$24.03	3.8	$3,439,121
Exercised	(2,530)	$10.64
Balance—October 31, 2025	14,711	$26.33	3.5	$3,656,727
Vested and expected to vest as of October 31, 2025	14,711	$26.33	3.5	$3,656,727
Exercisable as of October 31, 2025	13,965	$18.83	3.4	$3,575,826

No options were granted during the nine months ended October 31, 2025. The weighted-average grant-date fair value of options granted during the nine months ended October 31, 2024, was $79.16 per share. The intrinsic value of options exercised in the nine months ended October 31, 2025 and 2024 was $1.4 billion and $687.0 million, respectively. The aggregate grant-date fair value of options that vested during the nine months ended October 31, 2025 and 2024 was $23.0 million and $23.5 million, respectively.

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

Equity-classified RSUs granted under the 2020 Plan include those that only contain a service-based vesting condition that is typically satisfied over four years, and the related stock-based compensation for these RSUs is recognized on a straight-line basis over the requisite service period. In addition, under the 2020 Plan, the Company granted 0.4 million and 0.8 million equity-classified RSUs (Leadership PRSUs) to its executive officers and certain other members of its senior leadership team during the nine months ended October 31, 2025 and 2024, respectively. These Leadership PRSUs were granted at 120% of the target number of these awards, representing the maximum number of Leadership PRSUs that may be eligible to vest over their full term, and have both service-based and performance-based vesting conditions. The service-based vesting condition for these Leadership PRSUs is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance targets set by the compensation committee of the board of directors of the Company. The ultimate number of the Leadership PRSUs eligible to vest ranges between 0% to 120% of the target number of the Leadership PRSUs based on the weighted-average achievement of such Company annual performance metrics for the respective fiscal year. Stock-based compensation associated with these Leadership PRSUs is recognized using an accelerated attribution method over the requisite service period, based on the Company’s periodic assessment of the probability that the performance condition will be achieved. Stock-based compensation recognized for these Leadership PRSUs was $13.5 million and $42.6 million for the three and nine months ended October 31, 2025, respectively, and $20.2 million and $41.4 million for the three and nine months ended October 31, 2024, respectively.

A summary of equity-classified RSUs activity during the nine months ended October 31, 2025 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2025	23,354	$151.30
Granted	5,459	$147.06
Vested	(2,425)	$158.50
Forfeited	(1,013)	$156.70
Performance adjustment(1)	(176)	$163.04
Unvested Balance—April 30, 2025	25,199	$149.39
Granted	1,844	$201.47
Vested	(2,347)	$155.74
Forfeited	(846)	$154.37
Unvested Balance—July 31, 2025	23,850	$152.62
Granted	1,421	$227.16
Vested	(2,386)	$154.96
Forfeited	(906)	$150.03
Unvested Balance—October 31, 2025	21,979	$157.29
________________
(1)Represents an adjustment in the number of shares outstanding, with regards to Leadership PRSUs granted during the nine months ended October 31, 2024, based on the actual achievement of the associated Company annual performance targets for fiscal 2025.

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

Once granted, Acquisition PRSUs are initially liability-classified and recorded in other liabilities on the Company’s condensed consolidated balance sheets, as the monetary value of the obligation under each potential outcome of the performance condition is predominantly based on a fixed monetary amount known at inception and will be settled in a variable number of shares. Subsequently, these awards are remeasured to the fair value at each reporting date until the number of Acquisition PRSUs eligible to vest is fixed, at which time these awards will be reclassified to equity. Stock-based compensation associated with these awards is recognized based on the probable outcome of the performance condition, using an accelerated attribution method over the requisite service period, with a cumulative catch-up adjustment recognized for changes in the fair value estimated at each reporting date. As of October 31, 2025, the liabilities associated with these Acquisition PRSUs were not material. As of January 31, 2025, the liabilities associated with these Acquisition PRSUs were $11.1 million.

A summary of liability-classified RSUs activity during the nine months ended October 31, 2025 is as follows:

Number of Shares (in thousands)

Unvested Balance—January 31, 2025	1,436
Forfeited	(2)
Unvested Balance—April 30, 2025	1,434
Forfeited	(17)
Unvested Balance—July 31, 2025	1,417
Granted	38
Unvested Balance—October 31, 2025	1,455

Restricted Common Stock—From time to time, the Company has granted restricted common stock outside of the Plans. Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

A summary of restricted common stock activity during the nine months ended October 31, 2025 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2025	821	$180.82
Vested	(116)	$222.05
Unvested Balance—April 30, 2025	705	$174.01
Vested	(24)	$194.28
Unvested Balance—July 31, 2025	681	$173.31
Vested	(76)	$136.67
Unvested Balance—October 31, 2025	605	$177.93

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the fair values of a stock option granted to employees during the nine months ended October 31, 2024:

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

No stock options were granted during the three months ended October 31, 2024, or each of the three and nine months ended October 31, 2025.

The following table summarizes the assumptions used in estimating the fair values of employee stock purchase rights granted under the 2020 ESPP (ESPP Rights) during each of the three and nine months ended October 31, 2025 and 2024:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	48.4%	46.3%	48.4% - 54.1%	46.3% - 49.6%
Risk-free interest rate	3.8%	4.5%	3.8% - 4.3%	4.5% - 5.4%
Expected dividend yield	—%	—%	—%	—%

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

The following table summarizes the assumptions used in estimating the fair value of liability-classified Acquisition PRSUs as of October 31, 2025 and January 31, 2025:

	October 31, 2025	January 31, 2025

Expected volatility	52.0%	50.0%
Risk-free interest rate	3.6%	4.2%

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

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Cost of revenue	$35,438	$36,358	$104,674	$103,581
Sales and marketing	104,632	86,035	287,401	240,118
Research and development	236,895	199,980	694,108	599,569
General and administrative	35,313	40,886	109,772	107,927
Stock-based compensation, net of amounts capitalized	412,278	363,259	1,195,955	1,051,195
Capitalized stock-based compensation	—	11,940	—	29,081
Total stock-based compensation	$412,278	$375,199	$1,195,955	$1,080,276

As of October 31, 2025, total compensation cost related to unvested awards not yet recognized was $3.3 billion, which will be recognized over a weighted-average period of 2.7 years.

13. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of (1.3%) and (0.9%) for the three and nine months ended October 31, 2025, respectively, and (0.6%) and (0.9%) for the three and nine months ended October 31, 2024, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of October 31, 2025, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2020 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three and nine months ended October 31, 2025 and 2024. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any significant changes to its unrecognized tax benefits over the next 12 months, and no material amount related to these unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on stock repurchases. For each of the three and nine months ended October 31, 2025 and 2024, the Inflation Act had no material impact to the Company’s aggregate tax liability, financial position and results of operations, including its stock repurchase program.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of the United States research and development expenditures. For the three and nine months ended October 31, 2025, the OBBBA had no material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Numerator:
Net loss	$(291,603)	$(327,902)	$(1,019,485)	$(963,488)
Less: net income (loss) attributable to noncontrolling interest	2,354	(3,623)	2,581	(5,322)
Net loss attributable to Snowflake Inc. common stockholders	$(293,957)	$(324,279)	$(1,022,066)	$(958,166)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted	339,648	331,761	335,875	333,136
Net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted	$(0.87)	$(0.98)	$(3.04)	$(2.88)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three and Nine Months Ended October 31,
	2025	2024

RSUs	23,434	26,703
Stock options	14,711	23,054
Shares underlying the conversion option in the Notes	14,603	14,603
Unvested restricted common stock	605	474
ESPP Rights	333	590
Total	53,686	65,424

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

15. Related Party Transactions
A member of the Company’s board of directors currently serves as the Chief Executive Officer of a privately-held company (Related Party), which has been the Company’s customer since 2018. In July 2025, the Company entered into an additional customer agreement with the Related Party for a term of three years with a total contract value of $67.5 million. In August 2025, the Company also entered into a vendor agreement with the Related Party for a term of five months with a total contract value of $1.1 million. With respect to the Related Party, the Company recognized $6.7 million and $17.4 million of revenue for the three and nine months ended October 31, 2025, respectively, and $3.3 million and $9.0 million of revenue for the three and nine months ended October 31, 2024, respectively. As of October 31, 2025 and January 31, 2025, the Company did not have material accounts receivable balance due from the Related Party.

During the nine months ended October 31, 2025 and 2024, as a minority investor, the Company made strategic investments of approximately $20.0 million and $5.0 million, respectively, by purchasing non-marketable equity securities issued by the Related Party.

16. Subsequent Events
Business Combinations
In November 2025, the Company completed acquisitions of two privately-held companies for an aggregate of approximately $44 million in cash or a combination of cash and unregistered shares of the Company’s common stock, subject to customary purchase price adjustments. The Company has accounted for these transactions as business combinations and is currently evaluating the purchase price allocation for these transactions.

Contractual Commitments

In November 2025, the Company entered into certain contractual commitments with a third-party cloud infrastructure service provider and a third-party AI service provider, respectively, as discussed in Note 11, “Commitments and Contingencies.”

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

Our cloud-native architecture includes three independently scalable but logically integrated layers across compute, storage, and cloud services. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data to create a unified data record. The cloud services layer intelligently optimizes each use case’s performance requirements with no administration. This architecture is built on three major public clouds across 50 regional deployments around the world. These deployments are generally interconnected to deliver the AI Data Cloud, enabling a consistent, global user experience.

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

Our go-to-market strategy is focused on acquiring new customers and driving increased use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. Our sales force is comprised of inside and field sales, solution engineering, sales development, partner sales, and specialist sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 125% and 126% as of October 31, 2025 and January 31, 2025, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of October 31, 2025, we had 12,621 total customers, increasing from 11,023 customers as of January 31, 2025. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of October 31, 2025, our customers included 766 of the Forbes Global 2000, based on the 2025 Forbes Global 2000 list, and those customers contributed approximately 42% of our revenue for the nine months ended October 31, 2025. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments. See the section titled “Key Business Metrics” for how we determine our customer count.

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

New software releases or hardware improvements, like better storage compression, cloud infrastructure processor improvements, and compute optimization, may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads. In addition, open data formats allow customers to use our platform for compute services without requiring storage. To the extent these improvements do not result in an offsetting increase in new workloads, we may experience lower revenue. Our ability to increase usage of our platform by, and sell additional contracted capacity to, existing customers, and, in particular, large enterprise customers, will depend on a number of factors, including our customers’ satisfaction with our platform, our customers’ adoption and use of new product features, competition, pricing, macroeconomic conditions, overall changes in our customers’ spending levels, customers’ attempts to optimize their consumption, our customers’ confidence in the security of our platform, our ability to maintain our reputation as a trustworthy vendor, the effectiveness of our and our partners’ efforts to help our customers realize the benefits of our platform, and the extent to which customers migrate new workloads to our platform over time, including data science, AI, and machine learning workloads.

Acquiring New Customers

Our future success also depends on our ability to acquire new customers. We believe there is a substantial opportunity to further grow our customer base by continuing to make significant investments in sales and marketing and brand awareness. Our ability to attract new customers will depend on a number of factors, including the productivity of our sales organization, competitive dynamics in our target markets, changes in our customers’ spending and platform consumption in response to market uncertainty, our ability to promote, maintain, and enhance our brand and reputation, our ability to mitigate reputational damage following cybersecurity threat activity directed at our customers, and our ability to build and maintain partner relationships, including with global system integrators, resellers, technology partners, and third-party providers of native applications on the Snowflake Marketplace. While our platform is built for organizations of all sizes, we focus our selling efforts on large enterprise customers, customers with vast amounts of data, and customers requiring industry-specific solutions. We may not achieve anticipated revenue growth if we are unable to attract, hire, develop, integrate, and retain talented and effective sales personnel; if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time and maintain productivity; or if our sales and marketing programs are not effective.

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

The following tables present a summary of key business metrics, including the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented:

	Three Months Ended
	October 31, 2025	July 31, 2025	April 30, 2025	January 31, 2025	October 31, 2024

Product revenue (in millions)	$1,158.4	$1,090.5	$996.8	$943.3	$900.3
Net cash provided by operating activities (in millions)(1)	$137.5	$74.9	$228.4	$432.7	$101.7
Free cash flow (non-GAAP) (in millions)(2)(3)	$113.6	$58.2	$183.4	$415.4	$78.2

	October 31, 2025	July 31, 2025	April 30, 2025	January 31, 2025	October 31, 2024

Net revenue retention rate(4)	125%	125%	124%	126%	127%
Customers with trailing 12-month product revenue greater than $1 million(4)	688	656	608	579	534
Forbes Global 2000 customers(4)	766	760	744	742	738
Remaining performance obligations (in millions)(5)	$7,880.6	$6,931.7	$6,686.8	$6,867.5	$5,732.3
________________
(1)Net cash provided by operating activities is not a key business metric but is included in this table as the most directly comparable GAAP financial measure to free cash flow.
(2)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in millions):

	Three Months Ended
	October 31, 2025	July 31, 2025	April 30, 2025	January 31, 2025	October 31, 2024

Net cash paid on payroll tax-related items on employee stock transactions	$22.8	$9.5	$22.9	$7.6	$8.6
(3)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $190.7 million, $162.0 million, $132.5 million, $129.5 million, and $81.5 million for the three months ended October 31, 2025, July 31, 2025, April 30, 2025, January 31, 2025, and October 31, 2024, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of non-GAAP free cash flow. See the section titled “Free Cash Flow” for a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP free cash flow.
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
(5)As of October 31, 2025, our remaining performance obligations were approximately $7.9 billion, of which we expect approximately 48% to be recognized as revenue in the 12 months ending October 31, 2026 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 2.5 years as of October 31, 2025. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.

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

The following table presents a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow for the periods presented (in thousands):

	Three Months Ended
	October 31, 2025	July 31, 2025	April 30, 2025	January 31, 2025	October 31, 2024

Net cash provided by operating activities	$137,519	$74,896	$228,373	$432,725	$101,706
Less: purchases of property and equipment	(23,905)	(16,665)	(44,989)	(11,277)	(13,440)
Less: capitalized software development costs	—	—	—	(6,005)	(10,032)
Free cash flow (non-GAAP)(1)(2)	$113,614	$58,231	$183,384	$415,443	$78,234
Net cash provided by (used in) investing activities	$248,239	$(299,252)	$(55,983)	$224,888	$(267,142)
Net cash provided by (used in) financing activities(2)	$(361,986)	$(134,039)	$(564,057)	$(120,118)	$1,017,639
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in thousands):

	Three Months Ended
	October 31, 2025	July 31, 2025	April 30, 2025	January 31, 2025	October 31, 2024

Net cash paid on payroll tax-related items on employee stock transactions	$22,810	$9,534	$22,885	$7,644	$8,563
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $190.7 million, $162.0 million, $132.5 million, $129.5 million, and $81.5 million for the three months ended October 31, 2025, July 31, 2025, April 30, 2025, January 31, 2025, and October 31, 2024, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow.

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

Components of Results of Operations

Revenue

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount under a capacity contract or following the expiration of a customer’s capacity contract. Revenue from on-demand arrangements represented approximately 2% of our revenue for each of the three and nine months ended October 31, 2025 and 2024.

We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. In limited instances, customers pay an annual deployment fee to gain access to a dedicated instance of a virtual private deployment. We recognize the deployment fee ratably over the contract term. Such deployment revenue represented less than 1% of our revenue for each of the three and nine months ended October 31, 2025 and 2024.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the three and nine months ended October 31, 2025 is approximately 3.0 years and 2.9 years, respectively. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions. A portion of the sales commissions paid to the sales force is earned based on the level of the customers’ consumption of our platform, and a portion of the commissions paid to the sales force is earned upon the origination, expansion, or renewal of customer contracts. Sales commissions tied to customers’ consumption are expensed in the same period as they are earned. Sales commissions and referral fees earned upon the origination or expansion of customer contracts that are not commensurate with those earned upon the renewal of contracts are capitalized and then amortized over a period of benefit that we determined to be five years. Sales commissions earned upon the renewal of customer contracts, as well as sales commissions earned upon the origination or expansion of customer contracts that are commensurate with those for renewal contracts, are capitalized and then amortized over the respective weighted-average contractual term of the related contracts. Sales and marketing expenses also include advertising costs and other expenses associated with our sales, marketing and business development programs, including our user conferences, offset by proceeds from such conferences and programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software and subscription services dedicated for use by our sales and marketing organizations, amortization of acquired intangible assets, and outside services contracted for sales and marketing purposes. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. However, we expect that our sales and marketing expenses will decrease as a percentage of our revenue over time due to improved spend efficiency, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses.

Research and Development

Research and development expenses consist primarily of personnel-related expenses associated with our research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred in developing our platform (including those related to GPUs to develop AI Technology), amortization of acquired intangible assets, and expenses associated with software and subscription services dedicated for use by our research and development organization. Prior to fiscal 2026, research and development expenses related to our cloud platform that qualified as internal-use software development costs were capitalized under Accounting Standards Codification (ASC) Topic 350-40, Internal-use Software (ASC 350-40). During the three months ended April 30, 2025, we began marketing the Snowflake platform to selected public sector customers who will have contractual rights to take possession of our software and who will contract with third parties to host our software. As a result, our ongoing and future software development costs related to the Snowflake platform must be accounted for under ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20). Costs that meet the criteria for capitalization under ASC 985-20 are not expected to be material. Software development costs capitalized prior to fiscal 2026 in connection with the Snowflake platform will be amortized over their remaining useful life and recognized as cost of product revenue. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. We expect that our research and development expenses will increase in absolute dollars due to business growth, continued investments in our platform, and a decrease in the amount of software development costs eligible for capitalization. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time due to improved spend efficiency, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources, facilities, and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation. General and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services dedicated for use by our general and administrative functions, insurance, unallocated lease costs associated with unused office facilities to accommodate planned headcount growth, and other corporate expenses. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time due to improved spend efficiency, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses. In addition, during the nine months ended October 31, 2025, we recognized asset impairment charges of $108.7 million as general and administrative expenses, primarily relating to the cease-use of our San Mateo office facility. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Revenue	$1,212,909	$942,094	$3,399,952	$2,639,626
Cost of revenue(1)	390,873	320,894	1,111,474	881,489
Gross profit	822,036	621,200	2,288,478	1,758,137
Operating expenses(1):
Sales and marketing	550,364	437,962	1,510,875	1,239,409
Research and development	494,027	442,435	1,458,434	1,290,889
General and administrative	107,118	106,260	436,175	297,171
Total operating expenses	1,151,509	986,657	3,405,484	2,827,469
Operating loss	(329,473)	(365,457)	(1,117,006)	(1,069,332)
Interest income	45,481	48,655	148,111	152,699
Interest expense	(2,075)	(689)	(6,220)	(689)
Other expense, net	(1,854)	(8,474)	(34,897)	(37,722)
Loss before income taxes	(287,921)	(325,965)	(1,010,012)	(955,044)
Provision for income taxes	3,682	1,937	9,473	8,444
Net loss	(291,603)	(327,902)	(1,019,485)	(963,488)
Less: net income (loss) attributable to noncontrolling interest	2,354	(3,623)	2,581	(5,322)
Net loss attributable to Snowflake Inc.	$(293,957)	$(324,279)	$(1,022,066)	$(958,166)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Cost of revenue	$35,438	$36,358	$104,674	$103,581
Sales and marketing	104,632	86,035	287,401	240,118
Research and development	236,895	199,980	694,108	599,569
General and administrative	35,313	40,886	109,772	107,927
Total stock-based compensation	$412,278	$363,259	$1,195,955	$1,051,195

The overall increase in stock-based compensation for the three and nine months ended October 31, 2025, compared to the three and nine months ended October 31, 2024, was primarily attributable to additional equity awards granted to existing and new employees, partially offset by the effects of equity awards that became forfeited or fully vested.

As of October 31, 2025, total compensation cost related to unvested awards not yet recognized was $3.3 billion, which will be recognized over a weighted-average period of 2.7 years. See Note 12, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Revenue	100%	100%	100%	100%
Cost of revenue(1)	32	34	33	33
Gross profit	68	66	67	67
Operating expenses(1):
Sales and marketing	45	47	44	47
Research and development	41	47	43	49
General and administrative	9	11	13	12
Total operating expenses	95	105	100	108
Operating loss	(27)	(39)	(33)	(41)
Interest income	3	5	4	6
Interest expense	—	—	—	—
Other expense, net	—	(1)	(1)	(1)
Loss before income taxes	(24)	(35)	(30)	(36)
Provision for income taxes	—	—	—	1
Net loss	(24)	(35)	(30)	(37)
Less: net income (loss) attributable to noncontrolling interest	—	(1)	—	(1)
Net loss attributable to Snowflake Inc.	(24%)	(34%)	(30%)	(36%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Cost of revenue	3%	4%	3%	4%
Sales and marketing	8	9	9	9
Research and development	20	21	20	23
General and administrative	3	5	3	4
Total stock-based compensation	34%	39%	35%	40%

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

Comparison of the Three and Nine Months Ended October 31, 2025 and 2024

Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue:
Product	$1,158,377	$900,282	29%	$3,245,686	$2,519,119	29%
Professional services and other	54,532	41,812	30%	154,266	120,507	28%
Total	$1,212,909	$942,094	29%	$3,399,952	$2,639,626	29%
Percentage of revenue:
Product	96%	96%		95%	95%
Professional services and other	4%	4%		5%	5%
Total	100%	100%		100%	100%

Product revenue increased $258.1 million and $726.6 million for the three and nine months ended October 31, 2025, compared to the three and nine months ended October 31, 2024, respectively, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 125% as of October 31, 2025.

We had 688 customers with product revenue of greater than $1 million for the trailing 12 months ended October 31, 2025, an increase from 534 such customers as of October 31, 2024. Such customers represented approximately 68% and 66% of our product revenue for the trailing 12 months ended October 31, 2025 and 2024, respectively. Within these customers, we had 134 and 49 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended October 31, 2025. The substantial majority of our revenue was derived from existing customers under capacity arrangements, which represented approximately 98% and 97% of our revenue for the three and nine months ended October 31, 2025, respectively, and approximately 98% of our revenue for each of the three and nine months ended October 31, 2024. The remainder was derived from on-demand arrangements and new customers under capacity arrangements. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $12.7 million and $33.8 million for the three and nine months ended October 31, 2025, compared to the three and nine months ended October 31, 2024, respectively, as our professional services organization continues to expand and evolve to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended October 31,			Nine Months Ended October 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Product	$320,810	$263,622	22%	$908,402	$718,861	26%
Professional services and other	70,063	57,272	22%	203,072	162,628	25%
Total cost of revenue	$390,873	$320,894	22%	$1,111,474	$881,489	26%
Gross profit (loss):
Product	$837,567	$636,660	32%	$2,337,284	$1,800,258	30%
Professional services and other	(15,531)	(15,460)	—%	(48,806)	(42,121)	16%
Total gross profit	$822,036	$621,200	32%	$2,288,478	$1,758,137	30%
Gross margin:
Product	72%	71%		72%	71%
Professional services and other	(28%)	(37%)		(32%)	(35%)
Total gross margin	68%	66%		67%	67%
Headcount (at period end)
Product	478	484		478	484
Professional services and other	780	596		780	596
Total headcount	1,258	1,080		1,258	1,080

Cost of product revenue increased $57.2 million and $189.5 million for the three and nine months ended October 31, 2025, compared to the three and nine months ended October 31, 2024, respectively. The increase was primarily due to an increase of $63.2 million and $173.5 million in third-party cloud infrastructure expenses (including those related to GPUs) for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year, as a result of increased customer consumption of our platform. Amortization of capitalized software development costs and acquired developed technology intangible assets also increased $7.2 million and $21.9 million for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The overall increase in cost of product revenue for the three and nine months ended October 31, 2025 was partially offset by a decrease of $12.7 million in costs incurred by us in connection with a restructuring plan for a majority-owned subsidiary, net of associated income and recoveries.

Our product gross margin was 72% for each of the three and nine months ended October 31, 2025, compared to 71% for each of the three and nine months ended October 31, 2024, respectively. This slight improvement is primarily due to the decrease in the aforementioned restructuring costs and stock-based compensation as a percentage of product revenue, offset by costs attributable to newly launched product capabilities and features that have not yet reached economies of scale. We expect our product gross margin to fluctuate from period to period due to a number of factors, including, but not limited to: (i) fluctuations in the mix and timing of customers’ consumption, which is inherently variable at our customers’ discretion, (ii) our pricing model and discounting practices, (iii) the extent of our investments in new product capabilities, features, and operations, such as investments in AI Technology and performance improvements that may make our platform or the underlying cloud infrastructure more efficient, and (iv) stock-based compensation.

Cost of professional services and other revenue increased $12.8 million and $40.4 million for the three and nine months ended October 31, 2025, compared to the three and nine months ended October 31, 2024, respectively. The increase was primarily due to an increase of $12.5 million and $31.2 million in personnel-related costs and allocated overhead costs for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year, as a result of increased headcount and stock-based compensation. The remaining increase in cost of professional services and other revenue for the nine months ended October 31, 2025 was primarily driven by increased costs of contracted third-party partners to support the growth in our business.

Professional services and other gross margin was (28%) and (32%) for the three and nine months ended October 31, 2025, respectively, compared to (37%) and (35%) for the three and nine months ended October 31, 2024, respectively. We do not believe the year-over-year changes in professional services and other gross margins are meaningful given that our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Three Months Ended October 31,			Nine Months Ended October 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$550,364	$437,962	26%	$1,510,875	$1,239,409	22%
Percentage of revenue	45%	47%		44%	47%
Headcount (at period end)	4,141	3,283		4,141	3,283

Sales and marketing expenses increased $112.4 million and $271.5 million for the three and nine months ended October 31, 2025, compared to the three and nine months ended October 31, 2024, respectively. The increase was primarily due to an increase of $79.9 million and $199.5 million in personnel-related costs (excluding commission expenses) and allocated overhead costs for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year, as a result of increased headcount, stock-based compensation, and overall costs to support the growth in our business. The increase in personnel-related costs included a $18.6 million and $47.3 million increase in stock-based compensation for the three and nine months ended October 31, 2025, compared to the same periods in the prior year, primarily related to additional equity awards granted to existing and new employees, partially offset by the effects of equity awards that became forfeited or fully vested.

Advertising costs and other expenses associated with our sales, marketing and business development programs, as well as travel-related expenses increased $14.4 million and $34.7 million for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The remaining increase in sales and marketing expenses for the three and nine months ended October 31, 2025 was primarily attributable to increased commission expenses.

Research and Development

	Three Months Ended October 31,			Nine Months Ended October 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$494,027	$442,435	12%	$1,458,434	$1,290,889	13%
Percentage of revenue	41%	47%		43%	49%
Headcount (at period end)	2,403	2,286		2,403	2,286

Research and development expenses increased $51.6 million and $167.5 million for the three and nine months ended October 31, 2025, compared to the three and nine months ended October 31, 2024, respectively. The increase was primarily due to an increase of $65.3 million and $177.4 million in personnel-related costs and allocated overhead costs for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year, as a result of increased stock-based compensation, headcount, and overall costs to support the growth in our business. The increase in personnel-related costs included a $36.9 million and $94.5 million increase in stock-based compensation for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year, primarily related to additional equity awards granted to existing and new employees, partially offset by the effects of equity awards that became forfeited or fully vested.

The overall increase in research and development expenses for the three and nine months ended October 31, 2025, was partially offset by a decrease of $15.9 million in costs incurred by us in connection with a restructuring plan for a majority-owned subsidiary, net of associated income and recoveries.

General and Administrative

	Three Months Ended October 31,			Nine Months Ended October 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$107,118	$106,260	1%	$436,175	$297,171	47%
Percentage of revenue	9%	11%		13%	12%
Headcount (at period end)	1,221	1,174		1,221	1,174

General and administrative expenses remained relatively flat during the three months ended October 31, 2025, compared to the three months ended October 31, 2024.

General and administrative expenses increased $139.0 million for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. During the nine months ended October 31, 2025, we recognized asset impairment charges of $108.7 million, primarily relating to the cease-use of our San Mateo office facility. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

In addition, personnel-related costs and allocated overhead costs increased $18.8 million for the nine months ended October 31, 2025, compared to same period in the prior year, as a result of increased headcount, stock-based compensation and overall costs to support the growth in our business. Unallocated lease costs associated with unused office facilities to accommodate planned headcount growth also increased $7.9 million for the nine months ended October 31, 2025, compared to same period in the prior year.

Interest Income

	Three Months Ended October 31,			Nine Months Ended October 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Interest income	$45,481	$48,655	(7%)	$148,111	$152,699	(3%)

Interest income decreased $3.2 million and $4.6 million during the three and nine months ended October 31, 2025, compared to the three and nine months ended October 31, 2024, respectively, primarily due to lower weighted average annual yields on our cash equivalents and investments in available-for-sale marketable debt securities as a result of decreased interest rates. See Note 4, “Cash Equivalents, Investments and Strategic Investments,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our cash equivalents and investments.

Other Expense, Net

	Three Months Ended October 31,			Nine Months Ended October 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Impairments related to strategic investments in non-marketable equity securities	$(500)	$(5,200)	(90%)	$(32,021)	$(11,578)	177%
Net unrealized gains (losses) on strategic investments in marketable equity securities	237	(3,791)	(106%)	(5,211)	(6,796)	(23%)
Net realized gains (losses) on strategic investments in equity securities sold(1)	8	380	(98%)	1,712	(17,440)	(110%)
Other	(1,599)	137	(1,267%)	623	(1,908)	(133%)
Other expense, net	$(1,854)	$(8,474)	(78%)	$(34,897)	$(37,722)	(7%)
________________
(1)Represents the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

Other expense, net decreased $6.6 million and $2.8 million for the three and nine months ended October 31, 2025, compared to the three and nine months ended October 31, 2024, respectively, primarily due to impairments and changes in net realized and unrealized gains (losses) on our strategic investments in equity securities. See Note 4, “Cash Equivalents, Investments and Strategic Investments,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Provision for Income Taxes

	Three Months Ended October 31,			Nine Months Ended October 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Loss before income taxes	$(287,921)	$(325,965)	(12%)	$(1,010,012)	$(955,044)	6%
Provision for income taxes	$3,682	$1,937	90%	$9,473	$8,444	12%
Effective tax rate	(1.3%)	(0.6%)		(0.9%)	(0.9%)

Our provision for income taxes increased by $1.7 million for the three months ended October 31, 2025, compared to the three months ended October 31, 2024, primarily attributable to an increase in our foreign earnings for the three months ended October 31, 2025, and partial releases of valuation allowances associated with a business combination completed during the three months ended October 31, 2024.

Our provision for income taxes remained relatively flat during the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024.

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

Liquidity and Capital Resources

As of October 31, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $4.4 billion. Our cash equivalents and investments primarily consist of corporate notes and bonds, money market funds, U.S. government and agency securities, commercial paper, time deposits, and certificates of deposit.

As of October 31, 2025, our RPO was $7.9 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, but that are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

Our primary sources of cash are payments received from our customers as well as net proceeds from the issuance of our convertible senior notes. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses (including those related to GPUs), sales and marketing expenses, overhead costs, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our authorized stock repurchase program. As of October 31, 2025, our material cash requirements from known contractual obligations and commitments relate primarily to (i) third-party cloud infrastructure agreements, (ii) our convertible senior notes, (iii) operating leases for office facilities, and (iv) subscription arrangements used to facilitate our operations at the enterprise level. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. For the nine months ended October 31, 2025, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, which was filed with the SEC on March 21, 2025. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

In November 2025, we amended one of our third-party cloud infrastructure agreements effective November 1, 2025 (November 2025 Amendment). Under the amended agreement, we have committed to spend at least $530.0 million between November 2025 and October 2030 on cloud infrastructure services with no minimum purchase commitment during any year. We are required to pay the difference if we fail to meet the minimum purchase commitment as of October 2030. Up to $100.0 million of such payments can be applied to qualifying spending on cloud infrastructure services for up to one year after October 2030, subject to certain conditions. We are no longer required to fulfill the remaining non-cancelable purchase commitment under the agreement prior to the November 2025 Amendment, which totaled $171.3 million as of October 31, 2025.

In November 2025, we renewed and expanded our agreement with a third-party AI service provider to support our AI products. Under the renewal agreement, we have committed to spend an aggregate of at least $200.0 million over a three-year contract term that began in December 2025 ($50.0 million, $70.0 million and $80.0 million for the contract years ending November 2026, 2027 and 2028, respectively). Services accessed through certain public cloud providers may be applied toward our contractual spend commitments under this renewal agreement. We are required to pay the difference if we fail to meet the minimum purchase commitment during any contract year.

In November 2025, we completed acquisitions of two privately-held companies for an aggregate of approximately $44 million in cash or a combination of cash and unregistered shares of our common stock, subject to customary purchase price adjustments. We are currently evaluating the purchase price allocation for these transactions.

Convertible Senior Notes

In September 2024, we issued an aggregate principal amount of $2.3 billion of convertible senior notes in a private placement to qualified institutional buyers, comprising of (i) $1.15 billion aggregate principal amount of 0% convertible senior notes due 2027 (2027 Notes) and (ii) $1.15 billion aggregate principal amount of 0% convertible senior notes due 2029 (2029 Notes, and together with the 2027 Notes, the Notes). The Notes are general, senior unsecured obligations. The 2027 Notes will mature on October 1, 2027 and the 2029 Notes will mature on October 1, 2029, in each case unless earlier converted, redeemed, or repurchased. Upon conversion of the Notes, we may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of both, at our election. The total proceeds from the issuance of the Notes were approximately $2.27 billion, net of $31.2 million of debt issuance costs. The outstanding principal of the 2027 Notes and the 2029 Notes was $1.15 billion each as of October 31, 2025 and January 31, 2025.

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

During the three months ended October 31, 2025, the last reported sale price of our common stock was greater than or equal to 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarter. As a result, holders may convert the Notes at any time during the three months ending January 31, 2026. To the extent we receive notices of conversion, we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. See Note 10, “Convertible Senior Notes,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

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

During the nine months ended October 31, 2025, we repurchased 4.3 million shares of our outstanding common stock for an aggregate purchase price of $723.5 million, excluding transaction costs associated with the repurchases, at a weighted-average price of $169.95 per share. All repurchases were made in open market transactions. As of October 31, 2025, approximately $1.3 billion remained available for future repurchases under the stock repurchase program (exclusive of transaction costs associated with repurchases). See Note 12, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

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

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2025	2024

Net cash provided by operating activities	$440,788	$527,039
Net cash used in investing activities	$(106,996)	$(34,242)
Net cash used in financing activities	$(1,060,082)	$(106,405)

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (iii) asset impairment related to office facility exit, (iv) amortization of deferred commissions, (v) amortization of operating lease right-of-use assets, (vi) net realized and unrealized gains and losses on strategic investments in equity securities, and (vii) net amortization (accretion) of premiums (discounts) on investments, and changes in operating assets and liabilities during each period.

For the nine months ended October 31, 2025, net cash provided by operating activities was $440.8 million, consisting of our net loss of approximately $1.0 billion, adjusted for non-cash charges of approximately $1.6 billion, and net cash outflows of $157.5 million resulting from changes in our operating assets and liabilities, net of the effects of a business combination. The main driver of the changes in operating assets and liabilities during the nine months ended October 31, 2025 was (i) a $181.7 million increase in deferred commissions primarily earned upon the origination, expansion, or renewal of customer contracts, (ii) a $172.4 million decrease in deferred revenue due to revenue recognition outpacing invoicing for prepaid capacity agreements, (iii) a $42.4 million decrease in operating lease liabilities due to payments related to our operating lease obligations, (iv) a $12.6 million increase in accounts receivable primarily due to growth in our business, partially offset by (a) a $217.8 million increase in accrued expenses and other liabilities primarily due to the timing of accruals and payments and growth in our business, and (b) a $36.3 million increase in accounts payable due to timing of invoices and payments.

For the nine months ended October 31, 2024, net cash provided by operating activities was $527.0 million, consisting of our net loss of $963.5 million, adjusted for non-cash charges of $1.3 billion, and net cash inflows of $188.8 million provided by changes in our operating assets and liabilities, net of the effects of business combinations.

Net cash provided by operating activities decreased $86.3 million for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024, primarily due to higher cash expenditures to support business growth and the timing of payments and collections, partially offset by increased cash collections from customers driven by higher sales. We expect to continue to generate positive net cash flows from operating activities for fiscal 2026.

Investing Activities

Net cash used in investing activities for the nine months ended October 31, 2025 was $107.0 million, primarily driven by $164.2 million in cash paid for Crunchy Data business combination, net of cash acquired, and $85.6 million in purchases of property and equipment to support our office facilities, partially offset by proceeds of $144.1 million from net sales, maturities and redemptions of investments.

Net cash used in investing activities for the nine months ended October 31, 2024 was $34.2 million, primarily driven by an aggregate of $75.6 million in cash paid for (i) purchases of property and equipment to support our office facilities, (ii) capitalized software development costs, and (iii) business combinations, net of cash acquired, partially offset by proceeds of $42.1 million from net sales, maturities and redemptions of investments.

Financing Activities

Net cash used in financing activities for the nine months ended October 31, 2025 was approximately $1.1 billion, primarily driven by $723.5 million in repurchases of our common stock under our authorized stock repurchase program, and $485.2 million in taxes paid related to net share settlement of equity awards, partially offset by proceeds of $151.4 million from the issuance of equity securities under our equity incentive plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of October 31, 2025, we had $4.4 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, money market funds, U.S. government and agency securities, commercial paper, time deposits, and certificates of deposit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital, capital expenditure, and general corporate purposes, including repurchases of our common stock under our stock repurchase program as well as acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $16.2 million or increase of $16.0 million, respectively, in the market value of our cash equivalents, and short-term and long-term investments as of October 31, 2025.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is primarily the U.S. dollar. The majority of our sales are currently denominated in U.S. dollars, although we also have sales in Euros and, to a lesser extent, in British pounds, Australian dollars, Canadian dollars, Brazilian reals, and Indian rupees. Therefore, our revenue is not currently subject to significant foreign currency risk, but that will likely change in the future as we increase sales in these international currencies and enable sales in additional currencies. Our operating expenses are denominated in the currencies of the countries in which our operations are located, including primarily the United States and, to a lesser extent, Europe, the Asia-Pacific region, and Canada. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured to the functional currency at period-end exchange rates. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

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

We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have had a material impact on our operating results for each of the three and nine months ended October 31, 2025 and 2024. However, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption.

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

The following table presents our strategic investments by type (in thousands):

	October 31, 2025	January 31, 2025

Equity securities:
Non-marketable equity securities under Measurement Alternative	$331,436	$281,158
Non-marketable equity securities under equity method	5,775	5,491
Marketable equity securities	8,622	13,833
Debt securities:
Non-marketable debt securities	10,000	750
Total strategic investments—included in other assets	$355,833	$301,232

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 29, 2024, a stockholder class action lawsuit was filed against us, our former Chief Executive Officer, and our former Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. On October 28, 2024, an amended complaint was filed by the lead plaintiff. On December 23, 2024, we filed a motion to dismiss the amended complaint. On January 29, 2025, the lead plaintiff informed us that it would seek leave to file a second amended complaint rather than respond to the motion to dismiss. On April 7, 2025, the lead plaintiff filed its second amended complaint. On June 6, 2025, we filed a motion to dismiss the second amended complaint. On August 5, 2025, the lead plaintiff filed its opposition to the motion to dismiss. On September 19, 2025, we filed our reply brief in support of the motion to dismiss. Oral argument on the motion to dismiss is scheduled for December 11, 2025. In addition, since the filing of the class action lawsuit, five additional complaints containing securities derivative claims have been filed against us and certain of our directors and executive officers alleging similar violations. The derivative claims have been stayed pending resolution of the anticipated motion to dismiss the class action lawsuit. We and the other defendants intend to vigorously defend against the claims in these actions.

On June 13, 2024, a class action was filed in the United States District Court for the District of Montana against us alleging that we failed to take reasonable measures to secure systems that contained consumer data, thereby allowing threat actors to access and exfiltrate personally identifiable information. In the months that followed, numerous additional class actions making the same or similar allegations were filed in the United States and Canada against us and/or our customers whose consumer or employee data was exfiltrated. Among other claims, the complaints assert common law claims for negligence, breach of fiduciary duty, breach of implied contract, and unjust enrichment, as well as statutory claims, and seek an unspecified amount of damages, attorneys’ fees and costs, as well as injunctive relief. On October 4, 2024, an order was issued by the United States Judicial Panel on Multidistrict Litigation combining the class actions filed in the United States into a multidistrict litigation in the District of Montana. On February 3, 2025, plaintiffs filed their representative complaint on behalf of the consumer plaintiffs. On February 14, 2025, the Court created a separate financial institution track to represent the interests of certain financial institutions (FI Plaintiffs) and ordered that a separate FI Plaintiff representative complaint be filed. On April 7, 2025, an FI Plaintiff representative complaint was filed. On April 14, 2025, the plaintiffs filed a second amended representative complaint on behalf of the consumer plaintiffs. On May 16, 2025, we filed a motion to dismiss the second amended representative complaint on behalf of the consumer plaintiffs. On May 20, 2025, the plaintiffs filed a third amended representative complaint that asserted additional claims against us on behalf of individuals impacted by the breach of a Snowflake customer account containing personally identifiable information from the Los Angeles Unified School District (LAUSD Claims). On June 26, 2025, we moved to dismiss the FI Plaintiff representative complaint. On July 30, 2025, we moved to dismiss the LAUSD Claims. On October 28 and 29, 2025, following oral argument, the Court denied the three motions to dismiss. We are currently required to file our answers to the complaints on or before December 15, 2025. In addition to the multidistrict litigation, a class action is pending in the Supreme Court of British Columbia. We intend to vigorously defend against the claims in these actions.

On November 21, 2025, a class action lawsuit was filed against us in the United States District Court for the District of Montana alleging copyright infringement on behalf of a putative class of individuals and entities that own a United States copyright in any work that was allegedly copied, stored, or used without authorization to train our large language model. The complaint seeks an award of statutory and other damages, attorneys’ fees, and all appropriate legal and equitable relief. We intend to vigorously defend against the claims in this action.

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
Our revenue was $1.2 billion and $942.1 million for the three months ended October 31, 2025 and 2024, respectively, and $3.4 billion and $2.6 billion for the nine months ended October 31, 2025 and 2024, respectively. As a result of our historical rapid growth, limited operating history, large number of new product features, including those incorporating artificial intelligence (AI) and machine learning technology (collectively, AI Technology), and unstable macroeconomic conditions, our ability to accurately forecast our future results of operations, including revenue, gross margin, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

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
We have experienced net losses in each period since inception. We generated net losses of $291.6 million and $327.9 million for the three months ended October 31, 2025 and 2024, respectively, and $1.0 billion and $963.5 million for the nine months ended October 31, 2025 and 2024, respectively. As of October 31, 2025 and January 31, 2025, we had an accumulated deficit of $9.0 billion and $7.3 billion, respectively. We expect our costs and expenses to continue to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our research and development teams, retain our employees, and acquire other businesses, including in the areas of data science, AI, and machine learning. We have also entered into new customer consumption arrangements and have invested and may continue to invest in new product areas that are complex and costly and whose adoption and usage are unpredictable. These activities may lead to increased fluctuations in our revenue and lower profit margins. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under our third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems, operating as a public company, and targeting regulated industries or markets. Our efforts to grow our business have been and may continue to be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
The markets in which we operate are highly competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
The markets in which we operate are rapidly evolving and highly competitive. In recent years, we have adopted open data formats like Apache Iceberg tables to allow customers to use our platform to process data stored in external customer-controlled environments outside of Snowflake, and we have introduced a significant number of new features and expanded into new product categories like AI. These changes are driving increased competition, both because there is less customer “lock in” when our products are used in external environments, and also because we are competing across more product categories, each of which is subject to distinct customer requirements and preferences. Our success depends on our ability to continue to effectively innovate in response to changing market dynamics.
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

We compete based on various factors, including price, performance, product features, breadth of use cases, multi-cloud availability, brand recognition and reputation, customer support, technical services, and differentiated capabilities, including ease of implementation and data migration, ease of administration and use, scalability and reliability, data governance, security and compatibility with existing standards, programming languages, third-party products, and the ability to operate in hybrid environments. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical, and other resources than we do, and may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements, and buying practices. Some of our privately-held competitors also have greater operational flexibility in making strategic long-term business decisions without the short-term financial performance pressure and market expectations that affect public companies. In addition, we may not be able to respond to market opportunities as quickly as smaller companies or offer as many discounts or free services as our competitors. Our support of open data formats may also reduce switching costs between us and our competitors.
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
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, cost, markets addressed, types of data processed, ease of data ingress and egress, support of open data formats, user experience and programming languages, use of AI, interoperability and integrations across tools, applications, and platforms, and data governance, security, and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case, and our customers subsequently began using our platform for additional product categories, including analytics, data engineering, AI, and applications and collaboration. Our future success depends on our ability to continue to innovate rapidly and effectively and increase customer adoption of our platform and the AI Data Cloud, including emerging product areas such as AI, Apache Iceberg tables, and Snowpark.

Further, the value of our platform to customers increases to the extent they are able to use it to process and access all types of data. We need to continue to invest in technologies, services, and partnerships that increase the types of data available and processed on our platform, the ease with which customers can ingest data into our platform, and the types of environments that our platform supports, including hybrid offerings that extend into customer-managed environments. We must also continue to enhance our data sharing and marketplace capabilities so customers can share their data with internal business units, their customers, and other third parties, acquire additional third-party data and data products to combine with their own data to gain additional business insights, and develop and monetize applications on our platform. As we develop, acquire, and introduce new services and technologies, including those that may incorporate AI Technology, we have been and may continue to be subject to new or heightened legal, ethical, and other challenges. In addition, our platform requires third-party public cloud infrastructure to operate. We need to continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers and partners. As we expand further into the public sector and highly regulated countries and industries, our platform and operations will need to address additional requirements specific to those markets, including data sovereignty requirements.

If we are unable to enhance our platform or operations to keep pace with these rapidly evolving customer needs or other market requirements, or if new technologies emerge that deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations could be adversely affected.
If we are not successful in executing our investments in AI Technology, our business, financial condition, and results of operations could be harmed.
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

Our customers have experienced, and may in the future experience, security incidents in connection with their use of our platform that harm our customer relationships and our reputation, even when such incidents are due to vulnerabilities, policy violations, inadequate security controls, or credential exposures that we do not cause. We operate under a shared responsibility cybersecurity model where we are responsible for the security of our platform and underlying cloud infrastructure, while our customers are responsible for selecting, enabling, and configuring security controls for their individual environments in a manner that meets applicable cybersecurity standards and effectively reduces their information security risk. Some customers also use third-party external authentication tools, in which case we do not have visibility into whether adequate access controls (such as multi-factor authentication (MFA) or network restrictions) are being enforced. Regardless of whether customers use our authentication tools or external tools, if customers allow static access credentials, they are responsible for ensuring that the credentials remain private and are rotated on a regular basis. If our customers do not implement, or incorrectly implement, the security tools and features we offer and support within our platform or otherwise fail to fulfill their responsibilities under our shared responsibility cybersecurity model, there is a higher risk that they will be the victim of cybersecurity incidents, which may harm our customer relationships, our reputation, and our business, which has occurred in the past and may happen again in the future.

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

Our insurance coverage may not be adequate for liability arising from data security breaches involving us or our customers or other third parties, indemnification obligations, or other liabilities. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements) could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Risks related to our systems and security breaches are likely to increase as we continue to expand our platform and geographic footprint, grow our customer and partner base, acquire operating companies, begin to operate in environments outside of our platform and over which we exercise significantly less or no control, and process, store, and transmit increasingly large amounts and increasingly sensitive and highly regulated types of data.

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
•changes in government budgets and uncertainty relating to the appropriations process;
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
Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, stronger customer leverage in negotiating pricing and other terms, more cumbersome customer requirements, the additional need to partner with third parties that advise such customers or help them integrate their IT solutions, substantial upfront sales costs, less predictability in completing some of our sales, and higher customer support expectations. For example, large customers may require considerable time to evaluate and test our platform or new features prior to making a purchase decision. In addition, large customers may be switching from legacy on-premises solutions when purchasing our products, and may rely on third parties with whom we do not have relationships when making purchasing decisions. When we accept non-standard customer requirements that deviate from our standard offerings, we typically need to change our standard operating model, which increases both the cost of compliance as well as the likelihood of noncompliance. Further, large customers typically have more extensive compliance and vendor diligence programs with respect to new products and services, which can increase both the time and resources needed to sell to them and also result in the inability to sell to them if we do not meet their compliance standards. A number of factors also influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the renegotiation of existing agreements to cover additional product categories (e.g., our AI features), changing laws (e.g., the EU’s Digital Operational Resilience Act and Data Act), different use cases or workloads, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. We have also historically seen consumption growth from large enterprises take longer than when compared to smaller enterprises. Moreover, large customers often begin to deploy our products on a limited basis but nevertheless demand implementation services and negotiate pricing discounts, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations could be affected.
We do business with federal, state, local, and foreign governments and agencies, and heavily regulated organizations; as a result, we face heightened risks related to special contract terms, non-standard product deployments, and compliance with additional processes, rules, and regulations.
We sell to the U.S. government, state and local governments, foreign governments, and heavily regulated organizations directly and through our partners. Selling to government and regulated customers involves significant costs and operational efforts that arise from special laws, regulations, certification or clearance requirements, procurement processes, contract terms, and customer requirements. We may fail to win sufficient government or regulated business to justify our investments. For the government and regulated business that we do win, performing under the contracts involves higher ongoing costs to meet the special requirements as well as heightened civil and criminal liability for noncompliance for us, our officers, and directors.

We have obtained various government certifications and authorizations that are required to support sales opportunities to the government, including FedRAMP High and Department of War (DoW) Impact Level 4 and 5. We may be unable to achieve government certifications or facility security clearances with certain government agencies, or we may be required to make unexpected changes to our business, operations or products to obtain or sustain such certifications or facility clearances. As a result, our ability to sell into the government sector could be restricted until we satisfy the requirements of such certifications or facility clearances. In addition, we plan to continue to pursue additional authorizations, including personnel security clearances that allow us to support the U.S. national security community. Obtaining and maintaining national security clearances within a global enterprise will require significant operational investments and the successful implementation of new processes, systems, and controls. In addition, unlike our standard commercial offering, we anticipate delivering our platform and other offerings into customer environments, which presents risks and challenges arising from having less visibility into and control over the operation and security of our platform and other offerings.

A substantial majority of our sales to government entities have been made indirectly through our distribution and reseller partners; and, as our capabilities and compliance posture mature, we may begin engaging directly with government customers to accelerate growth, which can expose us to additional government procurement requirements, higher compliance burdens, and other risks associated with directly contracting with government entities. Doing business with government entities, whether directly or indirectly, presents a variety of risks. Many government entities need significant education regarding our business model, as well as the uses and benefits of our platform. The procurement process for governments and their agencies is highly competitive and time-consuming, and government decisions about their procurement needs may, in certain circumstances, be subject to political influence. Beyond this, demand for our platform may be adversely impacted by public sector budgetary cycles, changes in government procurement policies, and funding availability that in any given fiscal cycle may be reduced or delayed, including in connection with an extended federal government shutdown. Further, if we or our partners are successful in receiving a competitive contract award, that award could be challenged by one or more competitive bidders in a legal action known as a “bid protest.” Bid protests may result in an increase in expenses related to obtaining or preserving contract awards or an unfavorable modification or loss of an award. In the event a bid protest is unsuccessful, the resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated. As a result of these lengthy and uncertain sales cycles, it is difficult for us to predict the timing of entering into customer agreements with government entities or with our distribution and reseller partners in the government market.

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

From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. For example, we have experienced several executive leadership transitions since the beginning of fiscal 2025: in February 2024, Sridhar Ramaswamy was appointed to replace Frank Slootman as Chief Executive Officer upon his retirement; in September 2024, Vivek Raghunathan was appointed as SVP, Engineering and Support to replace Grzegorz Czajkowski, who resigned in July 2024; in March 2025, Michael Gannon was appointed as Chief Revenue Officer to replace Christopher W. Degnan upon his retirement; and in September 2025, Brian Robins was appointed to replace Michael P. Scarpelli as Chief Financial Officer upon his retirement. The loss of additional executive officers or any significant change in key leadership could harm morale, cause additional personnel to depart, introduce operational delays or risks as departing employees are replaced and successors learn our business, or disrupt operations and implementation of business strategy as result of any changes such successors may make, each of which could harm our operating results.

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

In order to support our growing business, we will need to continue to hire in new locations around the world and manage remote/hybrid working policies in certain areas, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, including skilled AI engineers, many of whom are in high demand and command high compensation packages. Many of the companies with which we compete for experienced personnel have greater resources than we have and can provide more competitive compensation and benefits. In addition, we require the majority of our employees to work from a physical office, while certain of our competitors allow remote work environments. In addition, prospective and existing employees often consider the value and other terms of the equity awards they receive to be an important part of their employment compensation package. Our stock price declined significantly during portions of fiscal 2025 and fiscal 2026. If the actual or perceived value of our equity awards declines or undergoes significant volatility, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees. Furthermore, current and prospective employees may believe that their equity award offers have limited upside, and our competitors may be able to offer more appealing compensation packages. In order to retain our existing employees and manage potential attrition, including as a result of any stock price decreases and market volatility that impact the actual or perceived value of our equity awards, we may issue additional equity awards or provide our employees with increased cash compensation, which could negatively impact our results of operations and be dilutive to stockholders. For example, our stock-based compensation, net of amounts capitalized, represented 41% of our revenue for fiscal 2025 and 42% for fiscal 2024, and we expect stock-based compensation to remain substantial even if we are successful in reducing it as a percentage of our revenue. Finally, if we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached our or their legal obligations, resulting in a diversion of our time and resources.

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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions or volatility in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, bank failures, international trade relations, inflation, tariffs and trade wars, extended U.S. federal government shutdowns, and interest rate fluctuations, or the existence of epidemics, pandemics or other public health crises, political turmoil and geopolitical conflicts, natural catastrophes, warfare, or terrorist attacks on the United States, Europe, the Asia-Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. For example, the existing tariffs and continued threats of new or increased tariffs, sanctions, trades restrictions and trade barriers, ongoing changes in the United States and foreign government trade policies, the ongoing military conflicts between Russia and Ukraine and in the Middle East, as well as the rising tensions between China and Taiwan, have created volatility in the global capital markets, have had and may continue to have disruptive impact on the global economy, and could have further global economic consequences, including disruptions of the global supply chain. Tariffs may also increase the costs for AWS, Azure, and/or GCP to provide cloud infrastructure services, which may in turn increase the costs for us to use such services when we renew our agreements with them. In addition, unfavorable conditions in the general economy, including tariffs and trade wars, may negatively impact our customers’ budgets or cash flow, which could impact the contract terms, including payment terms, our customers demand from us. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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
In our customer contracts and certain strategic partnership agreements, we assume liability for certain security breaches and data protection claims caused by us and by certain third parties on which we rely. Our contracts with customers, partners, investors, and other third parties may also include indemnification provisions under which we agree to defend and indemnify them against claims and losses arising from alleged infringement, misappropriation, or other violation of intellectual property rights, violation of applicable laws, security breaches, breach of warranties, and for other matters. Such claims may arise more often (and if they arise, may be more complex to litigate) as we begin to extend our platform and other offerings into customer environments over which we exercise significantly less or no control. We may not be successful in our attempt to limit our liability and indemnity obligations and obtain corresponding liability and indemnification obligations from vendors and partners that would require them to contribute to our obligations, and an event triggering our liability or indemnity obligations could give rise to multiple claims involving multiple customers or other third parties. In addition, there have been instances where our customers or other business partners attempt to claim indemnification even if indemnification obligations have not been triggered, and defending against such claims can be time-consuming and expensive. There is no assurance that our applicable insurance coverage, if any, would cover, in whole or in part, any such liability or indemnity obligations. We may be liable for up to the full amount of the contractual claims, which could result in substantial liability or material disruption to our business or could negatively impact our relationships with customers or other third parties, cause reputational harm, reduce demand for our platform, and adversely affect our business, financial condition, and results of operations.

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 25% of our revenue for each of the three and nine months ended October 31, 2025. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand or continue our expansion into certain countries, including China, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
Further, geopolitical, economic, and national security tensions or conflicts between China and the United States or other countries could lead to further restrictions on our ability to operate in China, increased scrutiny or suspension of our business operations in China, new regulations, or unwillingness of certain customers to do business with us, including the U.S. federal government.

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
If the conditional conversion feature of a series of the Notes is triggered, holders of such Notes will be entitled to elect to convert their Notes at any time during specified periods, as described in the applicable Indenture. For example, holders of each series of the Notes can convert their Notes at any time during the fiscal quarter ending January 31, 2026 as the last reported sale price of our common stock was greater than or equal to 130% of the conversion price for the Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the fiscal quarter ended October 31, 2025. If one or more holders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, unless we elect to fully settle such conversion by delivering shares of our common stock (other than any cash paid in lieu of delivering fractional shares), which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations and our ability to invest and hold our cash.
Our sales are currently denominated in U.S. dollars, Euros, British pounds, Australian dollars, Canadian dollars, Brazilian reals, and Indian rupees, and will likely be denominated in other currencies in the future. Because we report our results of operations and revenue in U.S. dollars, we currently face exposure to foreign currency translation risk and may in the future face other foreign currency risks. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected. For example, a strengthening of the U.S. dollar could increase the real cost of our platform to international customers, which could adversely affect our results of operations. In addition, as our international operations expand, an increasing portion of our operating expenses is incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. Exposure to these risks and fluctuations could adversely affect our financial position, results of operations, and cash flows.
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

•to the extent a customer, partner, or other entity owns any intellectual property created through a professional services, research, collaboration, or other engagement, our inability to use or monetize that intellectual property as part of our business;
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
We have in the past and may in the future become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
We are from time to time subject to intellectual property disputes. We compete in markets where there are a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights, as well as disputes regarding infringement of these rights. In addition, many of the holders of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights have extensive intellectual property portfolios and greater resources than we do to enforce their rights. As compared to our large competitors, our patent portfolio is relatively undeveloped and may not provide a material deterrent to such assertions or provide us with a strong basis to counterclaim or negotiate settlements. Further, to the extent assertions are made against us by entities that hold patents but are not operating companies, our patent portfolio may not provide deterrence because such entities are not concerned with counterclaims.

Any current or future intellectual property litigation to which we become a party may require us to do one or more of the following:

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
We use open-source software, including in our platform and in our professional service engagements. From time to time, companies that use third-party open-source software have faced claims challenging the use of such open-source software and their compliance with the terms of the applicable open-source license. We may be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. Additionally, despite our policies and procedures designed to govern our use of open-source software, we may incorporate open-source software with onerous licensing terms, including the obligation to make our source code available for others to use or modify without compensation to us, or inadvertently use third-party open-source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. If we receive an allegation that we have violated an open-source license, we may incur significant legal expenses, be subject to damages, be required to redesign our product to remove the open-source software or publicly release certain portions of our proprietary source code, or be required to comply with onerous license restrictions, any of which could have a material impact on our business. Even in the absence of a claim, if we discover the use of open-source software inconsistent with our policies, we could expend significant time and resources to replace the open-source software or obtain a commercial license, if available. All of these risks are heightened by the fact that the ownership of open-source software can be uncertain, leading to litigation, that many of the licenses applicable to open-source software have not been interpreted by courts, and that these licenses could be construed to impose unanticipated conditions or restrictions on our ability to commercialize our products. Any use of open-source software inconsistent with our policies or licensing terms could harm our business and financial position.
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
•India’s Digital Personal Data Protection Act (DPDP Act), which was passed in August 2023, imposes strict rules regarding the collection, use, processing and storage of personal data in India. The DPDP Act will not come into effect until the Indian government provides notice of an effective date, which is expected in late 2025 or later.

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
•The certifications we maintain and the standards that apply to our platform (or those we may maintain or that may apply in the future), such as the U.S. Federal Risk and Authorization Management Program (FedRAMP), U.S. DoW Impact Level 4 (IL4) and Impact Level 5 (IL5), Payment Card Industry Data Security Standards (PCI-DSS), International Organization for Standardization (ISO)/International Electrotechnical Commission (IEC) 27001, Health Information Trust Alliance Common Security Framework (HI-TRUST CSF), GovRAMP, among others, are becoming and may become more stringent.
•We may also become subject to new laws that specifically regulate non-personal data. For example, we are subject to certain parts of the EU’s Data Act, which imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the European Economic Area. Additionally, in the EU, the Network and Information Security Directive (NIS2) regulates resilience and incident response capabilities of entities operating in a number of sectors, including the digital infrastructure sector (such as cloud computing service providers). The deadline for transposition of NIS2 into local law was October 17, 2024; however, many of the member states in the EU have not fully transposed the Directive, leading to the opening of infringement procedures by the European Commission against the member states. Once fully implemented, non-compliance with NIS2 may lead to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year.

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
The legal and regulatory landscape applicable to AI Technology is uncertain and is evolving rapidly, which may result in new and enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation or financial condition, or results of operations. States, regions, and supranational bodies, including the EU and the United States, have passed or proposed new rules and regulations related to the use or sale of AI Technology. For example, the EU’s Artificial Intelligence Act, the first comprehensive legal framework regulating AI, entered into force in August 2024; Texas’ Responsible Artificial Intelligence Governance Act, which will go into effect on January 1, 2026, imposes obligations on developers and deployers of AI systems; California’s Training Data Transparency Act, which will go into effect on January 1, 2026, imposes obligations on generative AI systems or services; Colorado’s Artificial Intelligence Act, which will go into effect on June 30, 2026, imposes obligations on developers and deployers of “high-risk” AI systems; and South Korea’s AI Basic Act, the country’s first major AI legislation, which will go into effect on February 22, 2026, imposes obligations on developers and deployers of “high impact” and generative AI Technology. These regulations may impose onerous obligations related to our development, offering, and use of AI Technology and expose us to an increased risk of regulatory enforcement and litigation. If we cannot use AI Technology or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, such as recessions, inflation, interest rate changes, tariffs and trade wars, extended U.S. federal government shutdowns, or international currency fluctuations, may also negatively impact the market price of our common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been, and may be in the future, the target of this type of litigation, which could result in substantial expenses and divert our management’s attention. We are currently subject to a securities class action lawsuit in federal court. See the section titled “Legal Proceedings” for more information.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents our stock repurchase activity under our authorized stock repurchase program during the three months ended October 31, 2025. (in thousands, except for per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

August 1, 2025 to August 31, 2025	—	$—	—	$1,485,573
September 1, 2025 to September 30, 2025	1,043	$223.35	1,043	$1,252,692
October 1, 2025 to October 31, 2025	—	$—	—	$1,252,692
Total	1,043		1,043

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

Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock Subject to Trading Arrangement	Expiration Date
Frank Slootman, Director	Adopted(1)	September 19, 2025	X		3,640,816(2)	December 17, 2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
________________
(1)Adopted pursuant to Rule 10b5-1(c)(1)(ii)(D)(2).
(2)The actual number of shares subject to the trading arrangement under the Rule 10b5-1 Plan is expected to be different due to (i) our withholding of certain shares to satisfy tax withholding obligations in connection with the vesting of restricted stock units and (ii) the amount of whole shares distributed in connection with the vesting of restricted stock units due to rounding, as applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	7/3/2025
3.2	Amended and Restated Bylaws of Snowflake Inc.	8-K	001-39504	3.1	11/29/2023
10.1+	Offer Letter by and between Snowflake Inc. and Brian Robins, dated August 27, 2025.	8-K	001-39504	10.1	9/3/2025
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Snowflake Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

Date: December 5, 2025

SNOWFLAKE INC.

By:	/s/ Sridhar Ramaswamy
Name:	Sridhar Ramaswamy
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian Robins
Name:	Brian Robins
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Emily Ho
Name:	Emily Ho
Title:	Chief Accounting Officer
(Principal Accounting Officer)