Form 10-K
period 2026-01-31
Snowflake Inc.
filed 2026-03-20
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number: 001-39504
SNOWFLAKE INC.
(Exact name of registrant as specified in its charter)

Delaware	46-0636374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 Constitution Drive Menlo Park, CA 94025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2025 (the last business day of the registrant’s fiscal second quarter), based on the closing price of $223.50 for shares of the registrant’s common stock as reported by the New York Stock Exchange, was approximately $73.5 billion.
As of March 6, 2026, there were 345.7 million shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended January 31, 2026.

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.snowflake.com), our filings with the Securities and Exchange Commission (SEC), webcasts, press releases, and conference calls. We use these forms of media, including our website, as well as social media, including certain X and LinkedIn accounts held and/or managed by us or our executive officers, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information we make available on our website or social media may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information we make available on our website and social media.

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
•If we are not successful in executing an effective AI strategy, our business, financial condition, and results of operations could be harmed.
•We, our customers, or third-party service providers have in the past and may in the future experience an actual or perceived security breach, unauthorized access to data, or unintended operation of our products. If any such event occurs, our products may be perceived as not being secure, our reputation may be harmed, demand for our products may be reduced, and we may incur significant liabilities.
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
•We do business with federal, state, local, and foreign governments and agencies, and heavily regulated organizations; as a result, we face heightened risks related to special contract terms, non-standard product deployments, supply chain restrictions, and compliance with additional processes, rules, and regulations.
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
•Acquisitions, strategic investments, partnerships, or alliances could be difficult to secure or consummate, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
•Any litigation against us could be costly and time-consuming to defend.
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

Our platform is the innovative technology that powers the AI Data Cloud, enabling customers to consolidate data into a single source of truth to drive meaningful insights, apply AI to solve business problems, build data applications, and share data and data products. We provide our platform through a customer-centric, consumption-based business model.

Snowflake solves the decades-old problem of data silos and data governance. Leveraging the elasticity and performance of the public cloud, our platform enables customers to unify and query data to support a wide variety of use cases. It also provides frictionless and governed data access so users can securely share data inside and outside of their organizations, generally without copying or moving the underlying data. As a result, customers can blend existing data with new data for broader context, augment data science efforts, and create new monetization streams. Delivered as a service, our platform requires near-zero infrastructure maintenance, enabling customers to focus on deriving value from their data rather than managing infrastructure.

Our cloud-native architecture includes three independently scalable but logically integrated layers across storage, compute, and cloud services. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. Within the compute layer, users can clean and prepare their data, including any required metadata and business semantics, to create governed, unified data records that are AI ready and are written back to the storage layer. The cloud services layer enables users to securely use AI within applications, tools, and processes. This architecture is built on three major public clouds across 53 regional deployments around the world. These deployments are generally interconnected to deliver the AI Data Cloud, enabling a consistent, global user experience.

Our platform supports a wide range of product categories that enable our customers’ most important business objectives, including analytics, data engineering, AI, and applications and collaboration. We are committed to expanding our platform’s product features and use cases and supporting developers in building their applications and businesses. Many of our product features help power multiple product categories. In 2021, we launched Snowpark for Java and Scala to allow developers to build in the language of their choice, and in 2022 we added support for Python. Snowpark brings the power of Python and Java to our platform and complements many use cases for our customers across several product categories, including data engineering and AI. In 2023, we launched Snowpark Container Services, a fully managed container platform designed to facilitate the deployment, management, and scaling of containerized applications and AI models within our ecosystem. Snowpark Container Services are used in several of our product categories, including AI and applications. In 2024 and 2025, we announced and then launched Snowflake Intelligence within our AI product category, to enable our customers to create data agents, empowering business users to take actions on structured and unstructured data without the need for technical knowledge or coding skills. In 2025 and 2026, we announced and then launched Snowflake Postgres within our new transactions product category, a fully managed Postgres offering that enables customers to consolidate application and analytical data onto a single platform and build context-aware AI agents, deliver rich personalization and run powerful low latency analytics. We continue to invest in our Native Application program to help companies build, operate, and market applications in the AI Data Cloud by supporting developers across all stages of the application journey.

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

Our platform is used globally by organizations of all sizes across a broad range of industries. As of January 31, 2026, we had 13,328 total customers, increasing from 10,996 customers as of January 31, 2025. As of January 31, 2026, our customers included 790 of the Forbes Global 2000, based on the 2025 Forbes Global 2000 list, and those customers contributed approximately 43% of our revenue for the fiscal year ended January 31, 2026. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments. As our customers experience the benefits of our platform, they typically expand their usage significantly, as evidenced by our net revenue retention rate, which was 125% as of January 31, 2026. The number of customers that contributed more than $1 million in trailing 12-month product revenue increased from 576 to 733 as of January 31, 2025 and 2026, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for how we determine our customer count.

For the fiscal years ended January 31, 2026, 2025, and 2024, our revenue was $4.7 billion, $3.6 billion, and $2.8 billion, respectively, representing year-over-year growth of 29% in each period. Our net loss was $1.3 billion, $1.3 billion, and $838.0 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

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
•Easy to use. Our platform can be up and running in seconds and is priced based on a consumption-based business model, reducing hidden costs and helping ensure that customers pay only for what they use. Snowpark, our developer framework, allows developers to interact with Snowflake through various popular programming languages, including Python. This, combined with our familiar SQL-based programming model and query language, provides choice for organizations without governance tradeoffs and saves time and costs to learn new skills or hire specialized analysts or data scientists.
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
•Multi-cloud and multi-region. Our platform is available on three major public clouds across 53 regional deployments around the world. These deployments are generally interconnected to provide a global and consistent user experience.
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

•Enable greater data access through enhanced data governance. Security and governance, including the encryption of customer data at rest and in transit to and from our platform, are part of our core design values. This provides customers with the confidence to share their data inside their organizations, as well as with their partners, customers, and suppliers, to unlock new insights and build new applications.

Our Growth Strategies

We intend to invest in our business to advance the AI Data Cloud through customers’ adoption of our platform. Our growth strategies include:

•Innovate and advance our platform. We have a history of technological innovation, releasing new features on a regular basis and making frequent updates to our platform. We intend to continue making significant investments in research and development and hiring top technical talent to enable new use cases, strengthen our technical lead in our platform’s architecture, and increase our differentiation through enhanced collaboration capabilities. During the fiscal year ended January 31, 2026, capabilities like Snowflake Intelligence, Snowflake Cortex Agents, Generation 2 Standard Warehouses, Interactive Tables and Interactive Warehouses, Workspaces, Managed MCP Server and Snowflake Openflow, and Snowpark Connect for Apache SparkTM became generally available, while capabilities like Snowflake Postgres, Snowflake Cortex Code, and Semantic View Autopilot became generally available during the first quarter of our fiscal year ending January 31, 2027.
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
•Grow and invest in our partner network. Our Snowflake Partner Network is comprised of system integrators, technology, software, and data providers that help broaden our distribution footprint, acquire new customers, and drive greater awareness of our platform. We are scaling the AI Data Cloud through high-impact alliances with enterprise SaaS platforms to harmonize mission-critical data, and Global System Integrators (GSIs) to drive large-scale digital transformations. Additionally, strategic partnerships with foundational model providers deliver state-of-the-art models natively within Snowflake Cortex AI. Through these high-value alliances, we seek to maintain model neutrality, enabling enterprises to securely deploy frontier models while establishing Snowflake as the trusted, independent foundation for enterprise AI. These efforts, supported by initiatives like Snowflake Intelligence and specialized AI and Industry Competencies, help ensure our ecosystem provides the comprehensive end-to-end solutions required to accelerate platform adoption and consumption.

Our Platform

Our platform unifies data and supports a growing variety of product categories, including analytics, data engineering, AI, and applications and collaboration. Customers can leverage our platform for any one of these products, but when taken together, they provide an integrated, end-to-end solution that delivers greater insights, faster data transformations, improved data sharing, and accelerated application development. Delivered as a service, our platform is deployed across multiple public clouds and regions, is easy to use, and requires near-zero infrastructure maintenance.

Connected Ecosystem
External Engines
Partners
SNOWFLAKE MARKETPLACE
Snowflake Marketplace
FULLY-MANAGED, UNIFIED PLATFORM
One Integrated Product
Data Engineering
Analytics
Transactions
AI
Applications & Collaboration
Secure & Governed
Snowflake Horizon Catalog
The Universal AI Catalog: Context and Governance for AI Over All Data
Elastic Compute Engine
SQL
Java/Scala
Python
Apache Spark™
Containers
CPU
GPU
Interoperable Storage & Flexible Architecture
Data Mesh
Data Lakehouse
Data Warehouse
Unstructured Data
Semi-structured Data
Structured Data
Iceberg Tables
Snowflake Tables
Hybrid Tables
Snowflake Postgres
Cross-Cloud
Snowgrid
aws
Microsoft Azure
Google Cloud

Product Categories
Organizations use our platform to power the following product categories:

•Data Engineering. Data Engineering is the process of collecting, cleaning, and organizing large amounts of data using production-grade data pipelines so that the data is optimized for further use. Our Data Engineering products enable organizations to efficiently build and manage streaming and batch data pipelines in SQL or Python for downstream consumers like data science teams, analytics teams, and business applications. For example, our Data Engineering products enable organizations to:
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
◦Enact better governance and security to enable broader data access. Simplify data governance and provide rich security tools and controls to help organizations ensure that their data is managed and accessed according to regulatory and corporate requirements.

•Analytics. Analytics is the process of examining data to uncover patterns, trends, and insights that enable better decision making. Accordingly, our Analytics product category provides reporting and analytics to improve business intelligence and enables organizations to:
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
•Transactions. The Transactions category includes products related to operational databases optimized for many small, concurrent reads and writes that must be recorded correctly at low latency. Our Transactions products unify transactional and analytical processing on a single, enterprise-ready platform, without complex data pipelines. Accordingly, our Transactions product category enables organizations to:
◦Simplify development by uniting transactions and analytical data. Using hybrid tables, Unistore allows our customers to develop lightweight transactional use cases like serving data or storing an application’s state, all within our platform. Unistore also enables customers to quickly analyze transactional and historical data from across the organization’s ecosystem, build new and better customer experiences, and get deeper insights by integrating transactional and analytical data in a single data set.
◦Unify Postgres and analytics to eliminate complex data pipelines. Bringing the reliable and trusted transactional database capabilities of Postgres to the Snowflake platform, Snowflake Postgres enables customers to run transactional workloads alongside their analytical workloads within a unified platform. Data can be replicated quickly and easily between Postgres and Snowflake, creating a single source of truth across databases and eliminating costly data pipeline.
•AI. Our unified data and AI platform enables organizations to build and deploy AI agents and other AI functionality to:
◦Transform unstructured data into insights. Efficiently and securely run natural language processing tasks (such as summarization, translation, and categorization) on unstructured data at scale using AI_EXTRACT and Cortex LLM Functions.
◦Develop conversational assistants on enterprise data. Interact with data via conversational applications that can answer ad hoc user queries by combining language models in Cortex AI with real-time structured data retrieval using Cortex Analyst and unstructured data retrieval using Cortex Search.
◦Build and deploy ML and embedding models. Train and deploy ML models, fine-tune embedding and language models customized with proprietary data to deliver results tailored to a specific industry or organization using the Snowflake ML development suite of services and Snowpark Container Services, a graphics processing unit (GPU)-powered, managed compute service.
•Applications. Our Applications product category enables the development, enablement, and use of applications built on the Snowflake platform. Our platform can power new applications as well as enable existing applications with capabilities for AI, reporting, and analytics. For example, our platform enables organizations to:
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

•Collaboration. Our Collaboration product category enables organizations to securely share, monetize, and acquire live data, applications, and AI products. For example, our platform enables organizations to:
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
◦Easily replicate data. Our platform allows for easy replication of data, accounts, policies, and pipelines for multiple users across multiple public cloud providers and regions without compromising data integrity and governance, enabling our customers and their users to rely on a single source of truth and achieve cross-cloud business continuity.
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
This architecture is built on three major public clouds across 53 regional deployments around the world. These deployments are generally interconnected through our Snowgrid technology to deliver the AI Data Cloud, enabling a global and consistent user experience.

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
•Built-in Security. We built our platform with security as a core shared responsibility between us and our customers. Our platform provides a number of configurable capabilities for customers to confidently use our platform while configuring security requirements for their organizations, including:
◦Authentication. Our platform supports a number of customer-configurable authentication capabilities, including federated authentication with a variety of identity providers, as well as support for multi-factor authentication.
◦Access control. Our platform provides a fine-grained, customer-configurable security model based on role-based access control. It provides granular privileges on system objects and actions.
◦Data encryption. Our platform encrypts customer data uploaded to our platform, both at rest and in transit over untrusted networks to and from our platform, and simplifies operations by providing automatic re-keying of data. It also supports customer-managed keys, where an additional layer of encryption is provided by keys controlled by customers, giving them the ability to control access to the data.

Observe by Snowflake

In February 2026, we acquired Observe, Inc. (Observe), a leader in AI-powered observability, to deliver the next generation of AI-powered observability, built on open standards and designed for the scale, complexity, and economics required by modern AI-driven enterprises. Observe enables organizations to manage enterprise-wide observability across terabytes to petabytes of telemetry with an open, scalable architecture and AI-powered troubleshooting workflows. For example, Observe enables organizations to:

•Leverage agentic AI for faster troubleshooting. With the AI-powered Site Reliability Engineer, leverage a unified context graph that correlates logs, metrics, and traces, allowing teams to detect anomalies earlier, identify root causes faster, and resolve production issues faster, to improve operational resilience as systems grow more distributed, dynamic, and autonomous.

•Utilize an open-standard architecture built for scale. Manage massive telemetry volumes using economical object storage, elastic compute, and interoperable standards, an essential foundation for operating next generation AI agents and applications at scale.
•Retain full telemetry data with efficient economics. Retain high-fidelity telemetry data, optimizing observability cost while improving visibility enterprise-wide.

Sales and Marketing

We sell our platform primarily through our direct sales team, which consists of field sales and inside sales professionals segmented by customer industry, size, and region. Our direct sales team is primarily focused on new customer acquisitions and driving increased use of our platform by existing customers. The breadth of our platform allows us to engage at every level of an organization, including data analysts, data engineers, and developers through our self-service model and senior executives through our direct sales team. The majority of our global sales and marketing efforts are carried out by teams located in North America. Outside of North America, we have dedicated direct sales teams for the EMEA and APJ regions for organizations of all sizes. In addition to direct sales, we also sell our platform through resellers and distributors.

Many organizations initially adopt our platform through a self-service trial on our website. We deploy a range of marketing strategies to drive traffic to our website and usage of our platform. Our marketing team combines the creation of inbound demand with direct marketing, business development, and efforts targeted at business and technology leaders.

Partnerships

Our partnership strategy is focused on delivering complete end-to-end solutions, driving general awareness, and broadening our global reach, and acts as a force multiplier for our direct sales and marketing efforts. Our Snowflake Partner Network is a global program comprising system integrators, technology, software, and data providers that integrate directly with the Snowflake AI Data Cloud to enhance functionality, improve performance, and accelerate data-driven insights. These partners play a critical role in sourcing leads, executing transactions, and delivering customer outcomes, while focusing on high-value enterprise AI initiatives and digital transformation services. We are deepening technical integrations with market-leading enterprise SaaS platforms to provide a zero-copy, bi-directional data fabric that enables “data-in-place” analytics and harmonizes mission-critical business data. Our unified data and AI platform enables our partners to build and deploy AI agents in the enterprise. By leveraging Snowflake Intelligence and Snowflake Openflow, our ecosystem partners can develop intelligent agents that act on cross-organizational knowledge, supported by automated data pipelines that simplify the deployment of production-ready AI applications. Our system integrator partners, including GSIs, help accelerate platform adoption and migration by providing specialized domain expertise and services for large-scale digital transformations. Furthermore, we provide an open platform for foundational model providers to deliver leading AI models natively within our security perimeter. Additionally, with Snowflake Ventures, we continue to invest in key partners that are innovating with the AI Data Cloud, and many partners in our Powered by Snowflake Start Up program are building next-generation data-intensive applications. Over time, we expect our partner network to drive significant new customer acquisitions and sustained consumption on our platform.

Research and Development

Our research and development organization is responsible for the design, development, testing, and delivery of new technologies, features, integrations, and improvements of our platform. It is also responsible for operating and scaling our platform, including the underlying public cloud infrastructure. Our research and development employees are located primarily in or around Bellevue, Washington and Menlo Park, California in the United States, and internationally in Berlin, Germany; Toronto, Canada; Warsaw, Poland; and San José, Costa Rica.

Our research and development organization consists of teams specializing in software engineering, user experience, product management, data science, technical program management, and technical writing. As of January 31, 2026, we had 2,424 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to expand our platform.

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
•existing observability solution providers, particularly those with strong technological, marketing, and sales positions; and
•new or emerging entrants seeking to develop competing technologies.
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
•ability to provide interoperability and integrations across open formats, tools, applications, and platforms;
•ease of deployment, implementation, and use;
•use of AI and timely availability of leading, enterprise-grade large language models and AI agents;
•choice of programming language;
•performance, scalability, and reliability;
•ability to provide business continuity and disaster recovery across multiple public cloud providers;
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

Human Capital Resources
General
As of January 31, 2026, we had 9,060 employees operating across 36 countries. None of our employees in the United States are represented by a labor union with respect to his or her employment. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which include works councils, labor unions, and industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Total Rewards and Talent Management
Our ability to execute our strategy depends on attracting and retaining a highly skilled workforce, particularly in software engineering, sales, and management. To maintain a competitive advantage, we focus on three pillars:

•Competitive Compensation: We utilize a mix of fixed and variable cash compensation designed to reward performance against defined business results and core values.

•Equity Alignment: We grant equity awards to align employee interests with long-term stockholder value. Additionally, our 2020 Employee Stock Purchase Plan (ESPP) allows eligible participants to purchase shares at a 15% discount up to U.S. Internal Revenue Code limits.
•Global Benefits & Development: We provide comprehensive benefits tailored to local markets that meet or exceed statutory requirements. Beyond financial rewards, we invest in our human capital through structured career development and growth opportunities.
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

As of January 31, 2026, we held more than 1,050 issued U.S. patents and had more than 320 U.S. patent applications pending. We also held more than 150 issued patents in foreign jurisdictions. As of January 31, 2026, we held more than 45 registered trademarks in the United States, and also held more than 800 registered or protected trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.

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

Government Regulation

Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those related to global trade, business acquisitions, consumer and data protection, AI, government contracts, environmental or related requirements or disclosures, and taxes, could have a material impact on our business in future periods. For more information on the potential impacts of government regulations affecting our business, see the section titled “Risk Factors.”

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
Our revenue was $4.7 billion, $3.6 billion, and $2.8 billion for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. As a result of our historical rapid growth, limited operating history, large number of new product features, including those incorporating artificial intelligence (AI) and machine learning technology (collectively, AI Technology), and unstable macroeconomic conditions, our ability to accurately forecast our future results of operations, including revenue, gross margin, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

Further, our revenue growth could slow or our revenue could decline for a number of reasons, including increased competition; changes to technology, such as changes in software or underlying cloud infrastructure or the increasing prominence of new technology like AI; reputational harm; changes in macroeconomic conditions; and reduced demand for our platform. For example, customers may continue to optimize consumption, rationalize budgets, and prioritize cash flow management, including by reducing storage through shorter data retention policies and shortening committed contract durations. As a result of the foregoing and our rapid revenue growth in prior periods, our revenue growth rate has slowed in recent periods. Any further declines in our revenue growth rate could adversely affect investors’ perceptions of our business, and negatively impact the trading price of our common stock.

Our revenue growth is also dependent on our ability to increase our penetration into existing markets, and to successfully enter and grow new markets, including highly-regulated markets such as financial services, healthcare, and the public sector. Sales to highly-regulated entities are subject to substantial additional costs and risks that are not present in sales to other customers, which are described below in the risk factor titled “We do business with federal, state, local, and foreign governments and agencies, and heavily regulated organizations; as a result, we face heightened risks related to special contract terms, non-standard product deployments, supply chain restrictions, and compliance with additional processes, rules, and regulations.”

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
We have experienced net losses in each period since inception. We generated net losses of $1.3 billion, $1.3 billion and $838.0 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. As of January 31, 2026 and 2025, we had an accumulated deficit of $9.5 billion and $7.3 billion, respectively. We expect our costs and expenses to continue to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our research and development teams, retain our employees, and acquire other businesses, including in the areas of data science, AI, and machine learning. We have also entered and may in the future enter into new customer consumption arrangements, and have invested and may continue to invest in new product areas, that are complex and costly and whose adoption and usage are unpredictable. These activities may lead to increased fluctuations in our revenue and lower profit margins. In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under our third-party cloud infrastructure agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems, operating as a public company, and targeting regulated industries or markets. Our efforts to grow our business have been and may continue to be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.
The markets in which we operate are highly competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
The markets in which we operate are rapidly evolving and highly competitive. In recent years, we have adopted open data formats like Apache Iceberg tables to allow customers to use our platform to process data stored in external customer-controlled environments outside of Snowflake, and we have introduced a significant number of new features and expanded into new product categories like AI and transactions. These changes are driving increased competition, both because there is less customer “lock in” when our products are used in external environments, and also because we are competing across more product categories, each of which is subject to distinct customer requirements and preferences. Our success depends on our ability to continue to effectively innovate in response to changing market dynamics.
Our current competitors include:
•large, well-established, public cloud providers that generally compete in all of our markets, including AWS, Azure, and GCP;
•less-established public and private cloud companies with products that compete in some or all of our markets;
•other established vendors of legacy database solutions or big data offerings;
•existing observability solution providers, particularly those with strong technological, marketing, and sales positions; and
•new or emerging entrants seeking to develop competing technologies.

We compete based on various factors, including price, performance, product features, breadth of use cases, multi-cloud availability, brand recognition and reputation, customer support, technical services, and differentiated capabilities, including ease of implementation and data migration, ease of administration and use, scalability and reliability, data governance, security and compatibility with existing standards, programming languages, third-party products, and the ability to operate in hybrid environments. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical, and other resources than we do, and may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements, and buying practices. Some of our privately-held competitors also have greater operational flexibility than we do, including the ability to make strategic long-term business decisions without the short-term financial performance pressure, market expectations, and public disclosure obligations that affect public companies. In addition, we may not be able to respond to market opportunities as quickly as smaller companies or offer as many discounts or free services as our competitors. Our support of open data formats may also reduce switching costs between us and our competitors.

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

Companies with which we have strategic partnerships and alliances in some areas may be competitors in other areas, and this trend may increase, particularly as we expand our product offerings. Additionally, companies that are strategic partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We also face competition from some of our customers and vendors. Further, some customers use drivers and/or connectors to connect our platform to third-party applications or databases. Attempts by third-party application or database providers to restrict the use of drivers and connectors may make it more difficult for customers to use our platform, which could lead to reduced sales and consumption. Any inability to effectively manage these complex relationships could materially harm our business, results of operations, and financial condition.

In addition, enterprise adoption of AI may significantly transform our competitive landscape. Frontier AI model providers may seek to vertically integrate their offerings by expanding into the data storage and management layers and developing their own database solutions. In addition, companies may use AI to develop their own software, reducing their need to purchase third-party solutions. If this occurs, our market share could decline and our business could be harmed.

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

Further, the value of our platform to customers increases to the extent they are able to use it to process and access all types of data. We need to continue to invest in technologies, services, and partnerships that increase the types of data available and processed on our platform, the ease with which customers can ingest data into our platform, and the types of environments that our platform supports, including hybrid offerings that extend into customer-managed environments. We must also continue to enhance our data sharing and marketplace capabilities so customers can share their data with internal business units, their customers, and other third parties, acquire additional third-party data and data products to combine with their own data to gain additional business insights, and develop and monetize applications on our platform. As we develop, acquire, and introduce new services and technologies, including those that incorporate AI Technology, we have been and may continue to be subject to new or heightened legal, ethical, and other challenges. In addition, our platform requires third-party public cloud infrastructure to operate. We need to continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers and partners. As we expand further into the public sector and highly regulated countries and industries, our platform and operations will need to address additional requirements specific to those markets, including data sovereignty requirements.

If we are unable to enhance our platform or operations to keep pace with these rapidly evolving customer needs or other market requirements, or if new technologies emerge that deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations could be adversely affected.
If we are not successful in executing an effective AI strategy, our business, financial condition, and results of operations could be harmed.
We are investing significantly in AI Technology. Our investments include internally developing AI Technology, acquiring companies with complementary AI Technology, and partnering with companies to bring AI Technology to our platform. Our competitors are pursuing similar opportunities and may, as a result of greater resources, branding, or otherwise, develop, adopt, and implement AI Technology faster or more successfully than we do, which could impair our ability to compete effectively. We also use third-party vendors for certain AI Technology components and services, including large language models, and if they are flawed or fail to execute, it may adversely impact our ability to deliver our products and services to our customers. In addition, our successful development of AI Technology depends on our access to GPUs and ability to recruit and retain AI-skilled personnel, both of which are currently in high demand. Finally, customers’ use of our AI Technology is often dependent on their ability to meet evolving regulatory standards, successfully complete internal compliance reviews, and enter into mutually acceptable contractual terms. If they are unable to do so, they may not use our AI Technology as much as we anticipate, or at all. It is also possible that our investments in AI Technology do not result in the benefits we anticipate, or enable us to maintain our competitive advantage. For example, we may not accurately anticipate market demand or offer AI Technology that amplifies our core data platform.

In addition, we are increasingly using AI Technology as part of our internal operations. For example, we use AI Technology to enhance research and development, sales and marketing, services delivery, and compliance activities. If we are unable to effectively leverage AI Technology in our internal operations, or if we fail to use AI Technology responsibly, our productivity, operational efficiency, or effectiveness may suffer. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, or prospects.

We, our customers, or third-party service providers have in the past and may in the future experience an actual or perceived security breach, unauthorized access to data, or unintended operation of our products. If any such event occurs, our products may be perceived as not being secure, our reputation may be harmed, demand for our products may be reduced, and we may incur significant liabilities.
In the ordinary course of our business, we store, transmit, generate, and process our, our customers’, and our business partners’ confidential and proprietary data. Such data includes sensitive data, such as personal information, protected health information, and financial data. We use third-party service providers, sub-processors, and technology to help us deliver services to our customers and their end-users, as well as for our internal business operations. We also use third-party technology to assist with securing our environment and providing access to our platform. Some of our customers also use third-party service providers to assist with their use of our platform or third-party technology, such as connectors, to access our platform. These third-party service providers may process, store, or transmit data of our employees, partners, customers, and customers’ end-users or may otherwise be used to help operate our platform and corporate systems. In addition, AI models and large datasets are increasingly integrated into our, our customers’, and other third parties’ systems. We, our customers and business partners, and these third parties face a variety of evolving and increasing cybersecurity and data threats related to this complex network of technology.

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

There can be no assurance that security measures designed to protect against security incidents will be effective, that we will be able to detect, mitigate, or remediate vulnerabilities in our products and information security systems (such as our hardware and software, including that of third parties upon which we rely) on a timely basis, or that our efforts to investigate, mitigate, contain, and remediate any security or data incidents that do occur will be successful. In general, cybersecurity incidents or security vulnerabilities (both in our internal environment and third-party environments we may not control), as well as actions taken by us or third parties to detect, investigate, mitigate, contain, and remediate them, could lead to significant interruptions in our operations, outages, loss of data and income, reputational harm, diversion of funds, increased insurance costs, and other harm to our business, reputation, and competitive position. We also may be unwilling or unable to make ransom payments due to, for example, applicable laws or regulations prohibiting such payments, the negative precedent such payments would set, or uncertainty over whether such payments would result in the threat actor deleting stolen data or otherwise delivering on their promised course of action.

In addition, the risk of cybersecurity and data incidents will increase as we continue to expand our product offerings and geographic footprint, grow our customer and partner base, expand our AI Technology offerings, acquire operating companies, begin to operate in and integrate with environments outside of our platform and over which we exercise significantly less or no control, and process, store, and transmit increasingly large amounts and increasingly sensitive and highly regulated types of data. In particular, certain new product offerings, including through both internal development and strategic acquisitions, may pose different or greater data and security risks than our traditional offerings. These products include, for example, features and functionality that access, take instructions from, and operate on large amounts of data inside and outside our platform, or that are accessible from external environments where we have no or limited visibility or control, such as distributed endpoints (e.g., a user’s local device) and publicly accessible networks, which increase the potential attack surface for threat actors. If our security measures designed to mitigate and defend against these risks are not effective or if our customers fail to effectively implement them, we or customers may experience unintended access to or actions taken with respect to our or their systems or data.

Any security breach of our platform, our operational systems, our software (including open-source software), our physical facilities, or the systems of our third-party service providers or sub-processors, or the perception that one has occurred, or unintended access or operations within our customers’ or partners’ systems, data, or technology, could result in claims that we have breached customer contracts or other legal obligations. In addition, we may be subject to, and have received in the past, requests by regulators (including members of Congress) for information about our security practices, our public statements about our security program, experiences, and issues. Alleged failures, problems, or issues related to our information security or our customers’ use of our platform, including following such information requests, could result in additional investigations; actions from a variety of regulators, including state attorneys general, the Department of Justice, the Federal Trade Commission (FTC), and the SEC; litigation; indemnity obligations; fines; penalties; mitigation and remediation costs; reputational harm; diversion of management’s attention; customer relationship issues; and other liabilities and damage to our business. Security or data incidents and their resulting consequences, including negative publicity, may also cause customers to stop using our platform, deter existing or prospective customers from using our platform, and negatively impact our ability to grow and operate our business. Further, cybersecurity incidents have in the past and may in the future lead customers or prospective customers to attempt to negotiate contractual terms that are less favorable to us, such as broader indemnification obligations, more stringent cybersecurity requirements, and higher limitations of liability.

We may incur liability or suffer reputational harm for cybersecurity even if we do not control the applicable security measures or if we are not at fault. Our customers have experienced, and may in the future experience, security incidents in connection with their use of our platform that harm our customer relationships and our reputation, even when such incidents are due to vulnerabilities, policy violations, inadequate security controls, or credential exposures that we do not cause. We operate under a shared responsibility cybersecurity model where we are responsible for the security of our platform and underlying cloud infrastructure, while our customers are responsible for selecting, enabling, and configuring security and operational controls for their individual environments in a manner that meets applicable cybersecurity standards and effectively reduces their information security risk. Some customers also use third-party external authentication tools, in which case we do not have visibility into whether adequate access controls (such as multi-factor authentication (MFA) or network restrictions) are being enforced. Regardless of whether customers use our authentication tools or external tools, if customers allow static access credentials, they are responsible for ensuring that the credentials remain private and are rotated on a regular basis. If our customers do not implement, or incorrectly implement, the security tools and features we offer and support within our platform or otherwise fail to fulfill their responsibilities under our shared responsibility cybersecurity model, there is a higher risk that they will be the victim of cybersecurity or data incidents, which may harm our customer relationships, our reputation, and our business, which has occurred in the past and may happen again in the future.

We have contractual and other legal obligations to notify customers and other parties of certain incidents, and may choose to make such notifications even if not legally required to do so. For example, SEC rules require disclosure on Form 8-K of the nature, scope and timing of any material cybersecurity incident and the reasonably likely impact of such incident. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward, and any such mandatory disclosures are costly and could lead to negative publicity, loss of customer or partner confidence in the effectiveness of our security measures, diversion of management’s attention, governmental investigations, and the expenditure of significant capital and other resources to investigate, respond to, or alleviate problems caused by the actual or perceived security breach.

Our insurance coverage may not be adequate for liability arising from data security breaches involving us or our customers or other third parties, indemnification obligations, or other liabilities. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements) could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim, particularly as we continue to expand our product offerings with different security risk profiles.

For example, in May 2024, we became aware that cybersecurity threat actors had accessed a number of our customers’ Snowflake accounts as a result of such customers’ failure to fulfill certain of their obligations under our shared responsibility cybersecurity model (e.g., implementing MFA and network access policies). Even though we did not identify any evidence suggesting this activity was caused by or otherwise related to any vulnerability or misconfiguration of our systems, or a breach of our platform’s security or our environment, we have been the subject of numerous lawsuits, regulatory investigations, and lawmaker inquiries relating to these customer incidents. Since May 2024, we have been made aware of additional cyberattacks on customers’ Snowflake accounts using similar methods intended to take advantage of customers’ failures to implement appropriate security safeguards (e.g., MFA and network access policies). We are unable to predict the outcome or timeline of these matters or whether any additional requests, inquiries, lawsuits, investigations or other government actions may arise. We have suffered and may continue to suffer negative publicity and reputational damage, including due to the misperception that our customers’ incidents resulted from a vulnerability, misconfiguration or breach of our platform’s security or systems and malicious activity within our environment. In addition, we may experience a loss of existing customers or face claims by customers, and it is possible that we are not able to fully recover any losses relating to these matters through any applicable insurance coverage or we may be required to seek indemnification from breached customers to mitigate our damages, which may be unsuccessful or impractical. These matters, together with any additional inquiries, regulatory or governmental investigations, or other disputes that result from these customer security incidents, have in the past and will continue to require us to divert resources and may harm our reputation, business, financial condition, or results of operations.

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
From time to time, we may become subject to legal proceedings and claims, such as claims brought by our customers in connection with commercial disputes, cybersecurity incidents, employment claims, including claims related to the loss of employee equity grants upon termination, intellectual property claims, or securities class actions or other claims related to volatility in the trading price of our common stock. For example, we are named in a securities class action lawsuit in federal court alleging federal securities law violations, a class action lawsuit in federal court alleging copyright infringement in connection with our large language model training, and numerous class action lawsuits alleging common law and statutory claims in connection with cybersecurity matters. See the section titled “Legal Proceedings” for more information. Litigation has resulted and could continue to result in substantial costs and diversion of management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Our existing insurance might not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims, or continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.
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
•public health crises, such as epidemics and pandemics;
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
Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, stronger customer leverage in negotiating pricing and other terms, more cumbersome customer requirements, the additional need to partner with third parties that advise such customers or help them integrate their IT solutions, substantial upfront sales costs, less predictability in completing some of our sales, and higher customer support expectations. For example, large customers may require considerable time to evaluate and test our platform or new features prior to making a purchase decision. In addition, large customers may be switching from legacy on-premises solutions when purchasing our products, and may rely on third parties with whom we do not have relationships when making purchasing decisions. When we accept non-standard customer requirements that deviate from our standard offerings, we typically need to change our standard operating model, which increases both the cost of compliance as well as the likelihood of noncompliance. Further, large customers typically have more extensive compliance and vendor diligence programs with respect to new products and services, which can increase both the time and resources needed to sell to them and also result in the inability to sell to them if we do not meet their compliance standards. A number of factors also influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the renegotiation of finalized terms or existing agreements to cover increased spend, additional product categories (e.g., our AI features), changing laws and regulations, different use cases or workloads, or heightened security, privacy, or operational expectations, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. We have also historically seen consumption growth from large enterprises take longer than when compared to smaller enterprises. Moreover, large customers often begin to deploy our products on a limited basis but nevertheless demand implementation services and negotiate pricing discounts, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations could be affected.
We do business with federal, state, local, and foreign governments and agencies, and heavily regulated organizations; as a result, we face heightened risks related to special contract terms, non-standard product deployments, supply chain restrictions, and compliance with additional processes, rules, and regulations.
We sell to the U.S. government, state and local governments, foreign governments, and heavily regulated organizations directly and through our partners. Selling to government and regulated customers involves significant costs and operational efforts that arise from special laws, regulations, certification or clearance requirements, procurement processes, contract terms, and customer requirements, including potential supply chain restrictions (such as “supply chain risk” designations for our suppliers or partners). We may fail to win sufficient government or regulated business to justify our investments. For the government and regulated business that we do win, performing under the contracts involves higher ongoing costs to meet the special requirements as well as heightened civil and criminal liability for noncompliance for us, our officers, and directors.

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

A substantial majority of our sales to government entities have been made indirectly through our distribution and reseller partners; and, as our capabilities and compliance posture mature, we may begin engaging directly with government customers to accelerate growth, which can expose us to additional government procurement requirements, higher compliance burdens, and other risks associated with directly contracting with government entities. Doing business with government entities, whether directly or indirectly, presents a variety of risks. Many government entities need significant education regarding our business model, as well as the uses and benefits of our platform. The procurement process for governments and their agencies is highly competitive and time-consuming, and government decisions about their procurement needs have been and may in the future be, in certain circumstances, subject to political influence. Beyond this, demand for our platform may be adversely impacted by public sector budgetary cycles, changes in government procurement policies, and funding availability that in any given fiscal cycle may be reduced or delayed, including in connection with an extended federal government shutdown. Further, if we or our partners are successful in receiving a competitive contract award, that award could be challenged by one or more competitive bidders in a legal action known as a “bid protest.” Bid protests may result in an increase in expenses related to obtaining or preserving contract awards or an unfavorable modification or loss of an award. In the event a bid protest is unsuccessful, the resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated. As a result of these lengthy and uncertain sales cycles, it is difficult for us to predict the timing of entering into customer agreements with government entities or with our distribution and reseller partners in the government market.

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

From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. For example, we have experienced several executive leadership transitions since the beginning of fiscal 2025: in February 2024, Sridhar Ramaswamy was appointed to replace Frank Slootman as Chief Executive Officer upon his retirement; in September 2024, Vivek Raghunathan was appointed as SVP, Engineering and Support to replace Grzegorz Czajkowski, who resigned in July 2024; in March 2025, Michael Gannon was appointed as Chief Revenue Officer to replace Christopher W. Degnan; and in September 2025, Brian Robins was appointed to replace Michael P. Scarpelli as Chief Financial Officer upon his retirement. The loss of additional executive officers or any significant change in key leadership could harm morale, cause additional personnel to depart, introduce operational delays or risks as departing employees are replaced and successors learn our business, or disrupt operations and implementation of business strategy as result of any changes such successors may make, each of which could harm our operating results.

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

In order to support our growing business, we will need to continue to hire in new locations around the world and manage remote/hybrid working policies in certain areas, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, including skilled AI engineers, many of whom are in high demand and command high compensation packages. Many of the companies with which we compete for experienced personnel have greater resources than we have and can provide more competitive compensation and benefits. In addition, we require the majority of our employees to work from a physical office, while certain of our competitors allow remote work environments. In addition, prospective and existing employees often consider the value and other terms of the equity awards they receive to be an important part of their employment compensation package. Our stock price declined significantly during portions of fiscal 2026 and fiscal 2025. If the actual or perceived value of our equity awards declines or undergoes significant volatility, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees. Furthermore, current and prospective employees may believe that their equity award offers have limited upside, and our competitors may be able to offer more appealing compensation packages. In order to retain our existing employees and manage potential attrition, including as a result of any stock price decreases and market volatility that impact the actual or perceived value of our equity awards, we may issue additional equity awards or provide our employees with increased cash compensation, which could negatively impact our results of operations and be dilutive to stockholders. For example, our stock-based compensation, net of amounts capitalized, represented 34% of our revenue for fiscal 2026 and 41% for fiscal 2025, and we expect stock-based compensation to remain substantial even if we are successful in reducing it as a percentage of our revenue. Finally, if we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached our or their legal obligations, resulting in a diversion of our time and resources.

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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions or volatility in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, bank failures, international trade relations, inflation, tariffs and trade wars, extended U.S. federal government shutdowns, and interest rate fluctuations, or the existence of epidemics, pandemics or other public health crises, political turmoil and geopolitical conflicts, natural catastrophes, warfare, or terrorist attacks on the United States, Europe, the Asia-Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. For example, the existing tariffs and continued threats of new or increased tariffs, sanctions, trade restrictions and trade barriers, ongoing changes in the United States and foreign government trade policies, various ongoing military conflicts and rising geopolitical tensions globally, including the ongoing military conflicts in the Middle East and between Russia and Ukraine as well as the rising tensions between China and Taiwan, have created volatility in the global capital markets, have had and may continue to have disruptive impact on the global economy, and could have further global economic consequences, including disruptions of the global supply chain. Tariffs may also increase the costs for AWS, Azure, and/or GCP to provide cloud infrastructure services, which may in turn increase the costs for us to use such services when we renew our agreements with them. In addition, unfavorable conditions in the general economy, including tariffs and trade wars, may negatively impact our customers’ budgets or cash flow, which could impact the contract terms, including payment terms, our customers demand from us. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Our growth depends on the development, expansion, and success of our partner relationships.
As part of our vision for the AI Data Cloud, we will need to grow and maintain a network of partners, including data and technology providers, data consumers, and data application developers. The relationships we have with these partners, and that our partners have with our customers, provide our customers with enhanced value from our platform and the AI Data Cloud, including Snowpark, and the Snowflake Marketplace, and Snowflake Cortex AI. Our future growth will be increasingly dependent on the success of these relationships, and if we are unsuccessful in growing and maintaining these relationships or the types and quality of data and data applications supported by or available for consumption on our platform, our business, financial condition, and results of operations could be adversely affected.

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
Our professional services business, which performs implementation and training services for our customers, has grown larger and more complex as our product revenue has increased. We believe our future success depends in part on investment in professional services to facilitate activities such as custom development, customer code conversion and migration from legacy solutions and adoption of our platform, especially with large enterprises. Our sales efforts have been and will continue to be focused on helping our customers more quickly realize the value of our platform and the AI Data Cloud rather than on the profitability of our professional services business. We price our professional services based on the anticipated cost of those services and, as a result, we expect to improve the gross profit percentage of our professional services business over time; however, if actual delivery costs exceed our estimates, our ability to achieve expected margin improvement may be adversely affected. If we are unable to manage the growth of our professional services business and improve our profit margin from these services, our operating results, including our profit margins, could be harmed.
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
We typically commit to our customers that our platform will maintain a minimum service-level of availability. If we are unable to meet these commitments, including with respect to newly introduced products that are initially covered under an existing service-level commitment but may eventually require a different level of availability, we may be obligated to provide customers with additional capacity at no cost, which could significantly affect our revenue. We rely on public cloud providers, such as AWS, Azure, and GCP, and any availability interruption in the public cloud could result in us not meeting our service-level commitments to our customers. In some cases, we may not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud. Further, any failure to meet our service-level commitments could damage our reputation and hinder the adoption of our platform, and we could face loss of revenue from reduced future consumption of our platform. Any service-level failures could adversely affect our business, financial condition, and results of operations.
We assume liability for data breaches, intellectual property infringement, violation of applicable laws, and other claims, which exposes us to substantial potential liability.
In our customer contracts and certain strategic partnership agreements, we assume liability for certain security breaches and data protection claims caused by us and by certain third parties on which we rely. Our contracts with customers, partners, investors, and other third parties may also include indemnification provisions under which we agree to defend and indemnify them against claims and losses arising from alleged infringement, misappropriation, or other violation of intellectual property rights, violation of applicable laws, security breaches, breach of warranties, and for other matters. Such claims may arise more often (and if they arise, may be more complex to litigate) as we begin to extend our platform and other offerings into customer and partner environments over which we exercise significantly less or no control. We may not be successful in our attempt to limit our liability and indemnity obligations and obtain corresponding liability and indemnification obligations and security, privacy, data protection, and other compliance obligations from vendors and partners that would require them to contribute to our obligations, and an event triggering our liability or indemnity obligations could give rise to multiple claims involving multiple customers or other third parties. In addition, there have been instances where our customers or other business partners attempt to claim indemnification even if indemnification obligations have not been triggered, and defending against such claims can be time-consuming and expensive. There is no assurance that our applicable insurance coverage, if any, would cover, in whole or in part, any such liability or indemnity obligations. We may be liable for up to the full amount of the contractual claims, which could result in substantial liability or material disruption to our business or could negatively impact our relationships with customers or other third parties, cause reputational harm, reduce demand for our platform, and adversely affect our business, financial condition, and results of operations.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to secure or consummate, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. For example, since the beginning of fiscal 2025, we have acquired several companies, including Night Shift Development, Inc., a privately-held data analytics firm focused on the U.S. public sector; Datavolo, Inc., a privately-held company that built a dataflow infrastructure to support the creation, management, and observability of multimodal data pipelines for enterprise AI; Crunchy Data Solutions, Inc., a privately-held company that provided PostgreSQL technology; TensorStax, Inc., a privately-held company that built autonomous AI agents for data engineering services; and Observe, Inc., a privately-held company that built an AI-powered observability platform. Such transactions have in the past and may in the future divert the attention of management and cause us to incur various expenses in identifying, investigating, financing, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or unexpected costs integrating the businesses, technologies, products, personnel, contracts or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers, suppliers, or partners of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the revenue, synergies, or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, we may inherit commitments, risks, and liabilities of companies that we acquire that we are unable to successfully mitigate and that may be amplified by our existing business. Finally, disputes or litigation can arise out of our acquisitions or investments from time to time, including in connection with the achievement of earnouts.

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

We also enter into strategic partnerships where we agree to incorporate third-party technologies into our platform and services. In some cases, we have revenue-sharing arrangements with our strategic partners who supply the technology. We may be unable to reach agreements with potential strategic partners on terms acceptable to us, if at all, and we may not be successful in partnering with the companies that have the technologies we need. Such strategic partnerships are also subject to a number of risks, including with respect to performance issues, security controls, indemnification obligations, and ownership of intellectual property and other proprietary information. Any of the foregoing could harm our business, financial position, and results of operations.

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

Our customers are also subject to the risk of catastrophic events. If any such events occur, demand for our platform may decrease.

If we are unable to develop and maintain adequate plans to ensure that our business functions continue to operate during and after a catastrophic event and to execute successfully on those plans if such an event occurs, our business could be seriously harmed.
Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 25% of our revenue for the fiscal year ended January 31, 2026. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand or continue our expansion into certain countries, including China, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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

As we are offering our platform in China through a Chinese-owned operating partner to Chinese affiliates of certain multi-national customers, risks associated with economic, political, and social events in China or tension between China and the U.S. or other countries could negatively affect our business, financial condition, results of operations and growth prospects.
We are currently offering our platform in China to Chinese affiliates of certain multi-national customers. Under Chinese law, we must offer our platform through a Chinese-owned operating partner, which must assume control and management of certain aspects of our platform and serve as the seller of record. This has required a new operating and go-to-market model, and there is a risk that functionality or customer experience may suffer and that we may incur liability or brand impairment arising from the operating partner’s actions, inactions, or ineffectiveness. In addition, developing and operationalizing this new model is a significant investment and may not generate expected returns.

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
If the conditional conversion feature of a series of the Notes is triggered, holders of such Notes will be entitled to elect to convert their Notes at any time during specified periods, as described in the applicable Indenture. For example, holders of each series of the Notes can convert their Notes at any time during the fiscal quarter ending April 30, 2026 as the last reported sale price of our common stock was greater than or equal to 130% of the conversion price for the Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the fiscal quarter ended January 31, 2026. If one or more holders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, unless we elect to fully settle such conversion by delivering shares of our common stock (other than any cash paid in lieu of delivering fractional shares), which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
We are from time to time subject to intellectual property disputes. We compete in markets where there are a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights, as well as disputes regarding infringement of these rights. We are currently subject to a class action lawsuit alleging copyright infringement in connection with our large language model training. In addition, many of the holders of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights have extensive intellectual property portfolios and greater resources than we do to enforce their rights. As compared to our large competitors, our patent portfolio is relatively undeveloped and may not provide a material deterrent to such assertions or provide us with a strong basis to counterclaim or negotiate settlements. Further, to the extent assertions are made against us by entities that hold patents but are not operating companies, our patent portfolio may not provide deterrence because such entities are not concerned with counterclaims.

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
•India’s Digital Personal Data Protection Act (DPDP Act) imposes strict rules regarding the collection, use, processing and storage of personal data in India. The phased implementation of the DPDP Act began in November 2025, which is expected to become fully effective on May 14, 2027.

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
•In the United States, federal, state, and local governments have enacted or proposed data privacy and security laws and regulations, including data breach notification laws, personal data privacy laws, cross-border data transfer regimes, and consumer protection laws. For example, the U.S. Department of Justice issued a rule entitled “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” which places prohibitions or restrictions on certain data transactions involving the transfer of certain personal information to countries of concern (e.g., China, Russia, Iran) or individuals/entities located in or subject to the control of those jurisdictions. This rule impacts certain business activities such as vendor engagements, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. Additionally, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. Such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making and, if exercised, may adversely impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act, as amended (CCPA), provides increased privacy rights and protections, including the ability of individuals to opt out of specific disclosures of their personal information, and provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Other U.S. states have adopted, or are considering adopting, similar laws.
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
•We are and may become subject to new laws that specifically regulate non-personal data. For example, we are subject to certain parts of the EU’s Data Act, which imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the European Economic Area. Additionally, in the EU, the Network and Information Security Directive (NIS2) regulates resilience and incident response capabilities of entities operating in a number of sectors, including the digital infrastructure sector (such as cloud computing service providers). The deadline for transposition of NIS2 into local law was October 17, 2024; however, many of the member states in the EU have not fully transposed the Directive, leading to the opening of infringement procedures by the European Commission against the member states. Once fully implemented, non-compliance with NIS2 may lead to significant fines.

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

Any actual or perceived non-compliance with applicable data privacy and security obligations by us, our customers, or our third-party service providers and sub-processors could result in proceedings, investigations, litigation, or claims against us by regulatory authorities, customers, or others, leading to reputational harm, higher liability and indemnity obligations, significant fines, litigation costs, additional reporting requirements or oversight, bans on processing personal information, orders to destroy or not use personal information, limitations in our ability to develop or commercialize our platform, inability to process personal information or operate in certain jurisdictions, and other damages. For example, if regulators assert that we have failed to comply with the GDPR or U.K. GDPR, we may be subject to significant fines, as well as potential data processing restrictions and penalties. In addition, private plaintiffs have become increasingly active in bringing privacy- and information security-related claims against companies, including class action claims. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Even if we are not determined to have violated these laws and other obligations, investigations into these issues typically require the expenditure of significant resources and generate negative publicity. In addition, any failure by us or our third-party service providers and sub-processors to comply with applicable obligations could result in proceedings against us. Certain regulators, such as the FTC, may prohibit our use of certain personal information as a result of such proceedings. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

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
The legal and regulatory landscape applicable to AI Technology is uncertain and is evolving rapidly, which may result in new and enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation or financial condition, or results of operations. States, regions, and supranational bodies, including the EU and the United States, have passed or proposed new rules and regulations related to the use or sale of AI Technology. For example, the EU’s Artificial Intelligence Act, which entered into force in August 2024, established a comprehensive legal framework regulating AI; Texas’ Responsible Artificial Intelligence Governance Act, which went into effect on January 1, 2026, imposes obligations on developers and deployers of AI systems; California’s Training Data Transparency Act, which went into effect on January 1, 2026, imposes obligations on generative AI systems or services; Colorado’s Artificial Intelligence Act, which will go into effect on June 30, 2026, imposes obligations on developers and deployers of “high-risk” AI systems; and South Korea’s AI Basic Act, the country’s first major AI legislation, which went into effect on January 22, 2026, imposes obligations on developers and deployers of “high impact” and generative AI Technology. These regulations may impose onerous obligations related to our development, offering, and use of AI Technology and expose us to an increased risk of regulatory enforcement and litigation. If we cannot use AI Technology or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

In particular, there is significant uncertainty surrounding the applications of intellectual property and privacy laws to AI Technology. Intellectual property ownership and rights (including copyright) and the remedies of rights owners surrounding the use and development of AI Technology have not been fully addressed by courts or other federal or state laws or regulations, and our use of AI Technology or adoption of AI Technology into our products and services may result in disputes with respect to ownership of intellectual property, or exposure to claims of copyright or other intellectual property infringement, misappropriation, or violations of rights of publicity. In addition, our AI Technology may involve the processing of personal and other sensitive data and may be subject to laws, policies, legal obligations, and contractual requirements related to privacy, data protection, and information security. Certain privacy laws extend rights to consumers (such as the right to obtain consent or delete certain personal data) and regulate automated decision making. An alleged or actual failure to meet these obligations may lead to regulatory investigations and fines or penalties, require us to change our business practices or retrain our algorithms, or prevent or limit our use of AI Technology. For example, the FTC has required other companies to turn over or disgorge valuable insights or trainings generated through the use of AI Technology where the FTC determined such companies violated privacy and consumer protection laws. We may also be held liable for intellectual property rights infringement or misappropriation, violations of privacy rights, or other legal violations of third-party AI Technology (including outputs from AI Technology) that we use, and we may not have full recourse for any damages that we suffer (for example, our use of third-party AI Technology may be subject to limitations of liability or provide no liability coverage (e.g., free or open-source technology)). We could also face claims alleging open-source software or other license terms apply with respect to outputs from AI Technology that we believed to be available for use, and not subject to license terms or other third-party proprietary rights.

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
We are subject to the FCPA, U.S. domestic bribery laws, the U.K. Bribery Act 2010, and other anti-corruption and anti-money laundering laws in the countries in which we conduct business. Anti-corruption and anti-bribery laws are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales, including in China, and sales to the public sector, we may engage with business partners and third-party intermediaries to market or resell our products and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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
Companies across many industries face ongoing scrutiny related to their environmental, social and governance (ESG) practices and reporting, both in the United States and internationally. Our response to ESG disclosure requirements and stakeholder expectations may require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk and cost. To the extent we share information about our ESG practices, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. In addition, we may communicate ESG goals or initiatives from time to time, which can be costly to achieve and difficult to implement. There is no assurance that we will achieve any of these goals, that our initiatives will achieve their intended outcome, and our ability to implement these ESG-related initiatives or achieve ESG-related goals may be dependent on external factors outside our control.

At the same time, anti-ESG sentiment has gained momentum across the United States, and both the federal and state governments have enacted or proposed “anti-ESG” policies or legislation or have issued related legal opinions. In addition, both federal and state governments and activist groups have increased scrutiny of private sector employment practices, asserting that certain corporate practices, such as diversity, equity, and inclusion (DEI), are discriminatory and unlawful. Such anti-ESG and anti-DEI related policies, legislation, initiatives and scrutiny could expose certain ESG, human capital management, or other practices we adopt to the risk of litigation, antitrust investigations or challenges by federal or state authorities, which may result in injunctions, penalties, and reputational harm.

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

As of January 31, 2026, we had U.S. federal, state, and foreign NOL carryforwards of $7.3 billion, $6.5 billion, and $174.5 million, respectively. Of the $7.3 billion U.S. federal NOL carryforwards, $7.2 billion may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remaining $0.1 billion will begin to expire in 2032. The state NOL carryforwards begin to expire in 2027. The foreign net operating loss carryforwards may be carried forward indefinitely.

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
•fluctuations in company valuations, particularly valuations of high-growth, AI, or cloud companies, perceived to be comparable to us;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy

We have implemented and maintain a cybersecurity program designed to identify, assess, and manage material risks from cybersecurity threats to (i) our information systems and data, which include critical computer networks, third-party hosted services, communications systems, hardware and software, and (ii) critical data, including our intellectual property, confidential information that is proprietary, strategic or competitive in nature, and our customers’, vendors’, and partners’ data. Our cybersecurity program includes an information security policy, access management policies, supply chain policies (which include open-source security review procedures), and security incident response processes, in addition to the secure design and vendor management programs described below. For a description of the risks from cybersecurity threats that may materially affect us, see the risk factor titled “We, our customers, or third-party service providers have in the past and may in the future experience an actual or perceived security breach, unauthorized access to data, or unintended operation of our products. If any such event occurs, our products may be perceived as not being secure, our reputation may be harmed, demand for our products may be reduced, and we may incur significant liabilities.” in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Our information systems generally fall into two categories: our platform and our corporate systems. Each category has dedicated teams and processes in place to address cybersecurity risk, and both our product security team and our enterprise security team report into our Chief Security and Trust Officer as a single, integrated security organization within Snowflake. Our product security team works alongside our product and engineering teams to address how security is designed into our platform. Our enterprise security team, led by our Chief Information Security Officer, is responsible for the secure design of our corporate systems. In addition, our Chief Information Security Officer manages a global security team that performs certain cybersecurity functions for both our platform and corporate systems, including certification management, incident response, threat detection, analytics, and offensive security (such as simulations and penetration tests).

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

Our security teams work with management to prioritize our risk management processes and mitigate cybersecurity threats, including those that may materially impact our business. Our assessment and management of material risks from cybersecurity threats is a key risk area within our enterprise risk management program. Our Chief Security and Trust Officer, Chief Information Security Officer, and SVP, Engineering and Support are responsible for management of cybersecurity risk under our enterprise risk management program, and senior management and the audit committee of our board of directors receive reports on key risks and the effectiveness of our management of such enterprise risks. In addition, key cybersecurity risks are assessed as part of our internal audit program. We have completed various security audits and certifications, including SOC 2 Type II, SOC 1 Type II, PCI-DSS, HITRUST, FedRAMP High, and ISO/IEC 27001. We also employ a shared responsibility cybersecurity model where our customers are responsible for using and configuring our platform in a manner that meets applicable cybersecurity standards and requirements. As part of this shared responsibility cybersecurity model, customers have sole responsibility for creating and securing the access credentials in their possession for our platform.

Our platform and corporate systems involve the use of third-party technology or service providers, or vendors, such as hosting platforms, open-source software, and application providers. We also use vendors to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats to our platform and corporate systems, including consulting firms, external legal counsel, incident response vendors, penetration test providers, auditors, monitoring technology, and cybersecurity data providers. We have a vendor management program under which our enterprise security, product security, and legal teams evaluate cybersecurity risks presented by our use of vendors. Depending on the nature of the technology or services provided, the sensitivity of the information systems and data at issue, and the identity of the vendor, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks. For vendors that may pose higher risks, this process includes a vendor security questionnaire, an evaluation of the vendor’s security program and security documentation, and the imposition of contractual obligations related to cybersecurity on the vendor. All vendors are required to undergo this process, which is in addition to the applicable security reviews that may be conducted by our product security and enterprise security teams described above.

Governance

Our board of directors has formed a cybersecurity committee to assist it in fulfilling its oversight responsibility with respect to the management of cybersecurity risks related to our products and services as well as our information technology and network systems. The responsibilities of the cybersecurity committee include overseeing our implementation and maintenance of cybersecurity measures, data governance, compliance with applicable information security laws, and overseeing disclosure controls relating to cybersecurity. The cybersecurity committee receives reports from management concerning our significant cybersecurity threats and risk and the processes we have implemented to address them and has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation. In addition, the audit committee of our board of directors has oversight responsibility over our internal financial controls and our enterprise risk management program. Finally, management periodically provides cybersecurity briefings to the entire board of directors.

The members of management who are primarily responsible for assessing and managing our material risks from cybersecurity threats are our Chief Security and Trust Officer, Chief Information Security Officer, and our SVP, Engineering and Support. Our Chief Information Security Officer joined Snowflake in 2023 and previously served in various cybersecurity roles for over 12 years across multiple technology sectors, including manufacturing, software, and services. Our Chief Information Security Officer reports to our Chief Security and Trust Officer, who joined Snowflake in 2026 from Google, where he spent 21 years and most recently served as VP of Engineering responsible for security across its cloud infrastructure and platform. Our Chief Security and Trust Officer reports to our SVP, Engineering and Support, with a secondary reporting relationship to our Chief Information Officer. Our SVP, Engineering and Support joined Snowflake as VP of AI Engineering in 2023 in connection with our acquisition of Neeva, where he served as the head of engineering and, prior to that, served in various roles at Google for over a decade, including as VP of Engineering in various technical leadership roles. Our Chief Information Officer joined Snowflake in 2025 from J.P. Morgan, where he served as Chief Information Officer of Payments, and has over 35 years of experience managing information systems in the technology industry. Each of our Chief Security and Trust Officer, Chief Information Security Officer, and SVP, Engineering and Support is responsible for hiring appropriate personnel, integrating cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

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

ITEM 2. PROPERTIES
We are a Delaware corporation with a globally distributed workforce. We recruit and hire employees in jurisdictions around the world based on a range of factors, including the available talent pool, the type of work being performed, the relative cost of labor, regulatory requirements and costs, and other considerations. The majority of our employees work from physical offices. We currently lease offices in the United States, including in Atlanta, Georgia; Bellevue, Washington; Boston, Massachusetts; Bozeman, Montana; Denver, Colorado; Dublin, California; Menlo Park, California; New York, New York; and Washington, D.C. The offices located in Menlo Park, California are currently our largest lease, where we occupy facilities totaling approximately 562,685 square feet. We also have offices in multiple locations in Canada, Europe, and the APJ and EMEA regions. All of our offices are leased, and we do not own any real property. While we believe that our current facilities are adequate to meet our foreseeable needs, we intend to expand our facilities in the future as we continue to add employees around the world. We believe that suitable additional or alternative space will be available to accommodate our future growth.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we have been and will continue to be subject to legal proceedings and claims. We do not believe that we are presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows.

We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights.

On February 29, 2024, a stockholder class action lawsuit was filed against us, our former Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. On April 7, 2025, the lead plaintiff filed a second amended complaint seeking an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. On February 17, 2026, the Court granted our motion to dismiss the second amended complaint, but granted the lead plaintiff leave to file a third amended complaint. In addition, since the filing of the class action lawsuit, five additional complaints containing securities derivative claims have been filed in the Chancery Court of the State of Delaware, United States District Court for the District of Delaware, and United States District Court for the Northern District of California, respectively, against us and certain of our directors and executive officers alleging similar violations. The derivative claims had been stayed pending resolution of the motion to dismiss the class action lawsuit and the parties have agreed to extend the stays through the resolution of the anticipated motion to dismiss the third amended complaint. We and the other defendants intend to vigorously defend against the claims in these actions.

On June 13, 2024, a class action was filed in the United States District Court for the District of Montana against us alleging that we failed to take reasonable measures to secure systems that contained consumer data, thereby allowing threat actors to access and exfiltrate personally identifiable information. In the months that followed, numerous additional class actions making the same or similar allegations were filed in the United States and Canada against us and/or our customers whose consumer or employee data was exfiltrated. Among other claims, the complaints assert common law claims for negligence, breach of fiduciary duty, breach of implied contract, and unjust enrichment, as well as statutory claims, and seek an unspecified amount of damages, attorneys’ fees and costs, as well as injunctive relief. On October 4, 2024, an order was issued by the United States Judicial Panel on Multidistrict Litigation combining the class actions filed in the United States into a multidistrict litigation in the District of Montana. On February 3, 2025, plaintiffs filed their representative complaint on behalf of the consumer plaintiffs. On February 14, 2025, the Court created a separate financial institution track to represent the interests of certain financial institutions (FI Plaintiffs) and an FI Plaintiff representative complaint was subsequently filed. On May 20, 2025, the plaintiffs filed an amended representative complaint on behalf of the consumer plaintiffs that asserted additional claims regarding the breach of a Snowflake customer account containing personally identifiable information from the Los Angeles Unified School District. On October 28 and 29, 2025, the Court denied our motions to dismiss the claims of the consumer plaintiffs and FI Plaintiffs. On December 19, 2025, we filed our answers to the complaints and the matter is currently in discovery. In addition to the multidistrict litigation, a class action is pending in the Supreme Court of British Columbia. We intend to vigorously defend against the claims in these actions.

On November 21, 2025, a class action lawsuit was filed against us in the United States District Court for the District of Montana alleging copyright infringement on behalf of a putative class of individuals and entities that own a United States copyright in any work that was allegedly copied, stored, or used without authorization to train our large language model. The complaint seeks an award of statutory and other damages, attorneys’ fees, and all appropriate legal and equitable relief. On January 22, 2026, we filed our answer to the complaint and the matter is currently in discovery. We intend to vigorously defend against the claims in this action.

On February 24, 2026, a stockholder class action lawsuit was filed against us, our former Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, and other costs. We and the other defendants intend to vigorously defend against the claims in this action.

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
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

Our common stock, par value $0.0001 per share, is listed on the New York Stock Exchange, under the symbol “SNOW”.

Holders of Record

As of March 6, 2026, there were 220 stockholders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

On November 20, 2025, we issued approximately 0.1 million shares of our common stock (Equity Consideration) to certain securityholders of TensorStax, Inc. (TensorStax), pursuant to the terms of an agreement and plan of merger and reorganization, dated as of November 18, 2025, as partial consideration for our acquisition of all of the outstanding capital stock and certain other securities of TensorStax. A portion of the Equity Consideration that was issued to continuing TensorStax employees is subject to forfeiture upon the occurrence of certain events.

We issued the shares in reliance on an exemption from registration provided for under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. We relied on this exemption from registration based in part on the representations made by the applicable TensorStax securityholders.

Issuer Purchases of Equity Securities

The following table presents our stock repurchase activity under our authorized stock repurchase program during the three months ended January 31, 2026 (in thousands, except for per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

November 1, 2025 to November 30, 2025	—	$—	—	$—
December 1, 2025 to December 31, 2025	668	$224.68	668	$1,102,692
January 1, 2026 to January 31, 2026	—	$—	—	$—
Total	668		668

________________
(1)Weighted-average price paid per share excludes transaction costs and excise tax, if any, associated with the repurchases.
(2)In February 2023, our board of directors authorized, and on March 1, 2023, we publicly announced, a stock repurchase program of up to $2.0 billion of our outstanding common stock. In August 2024, our board of directors authorized the repurchase of an additional $2.5 billion of our outstanding common stock under the stock repurchase program and extended the expiration date of the stock repurchase program from March 2025 to March 2027, which we publicly announced on August 21, 2024. The amount disclosed in this column is exclusive of any transaction costs associated with the repurchases. Repurchases may be effected, from time to time, either on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The graph below shows the cumulative total return to our stockholders for each of the last five fiscal years ended January 31, 2026 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) an initial investment of $100 in each of our common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on the last trading day of our fiscal year ended January 31, 2021 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
280.00
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
1/31/2021
4/30/2021
7/31/2021
10/31/2021
1/31/2022
4/30/2022
7/31/2022
10/31/2022
1/31/2023
4/30/2023
7/31/2023
10/31/2023
1/31/2024
4/30/2024
7/31/2024
10/31/2024
1/31/2025
4/30/2025
7/31/2025
10/31/2025
1/31/2026
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

A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2026 compared to the fiscal year ended January 31, 2025 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the SEC on March 21, 2025.

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

Our platform is the innovative technology that powers the AI Data Cloud, enabling customers to consolidate data into a single source of truth to drive meaningful insights, apply AI to solve business problems, build data applications, and share data and data products. We provide our platform through a customer-centric, consumption-based business model.

Our cloud-native architecture includes three independently scalable but logically integrated layers across storage, compute, and cloud services. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. Within the compute layer, users can clean and prepare their data, including any required metadata and business semantics, to create governed, unified data records that are AI ready and are written back to the storage layer. The cloud services layer enables users to securely use AI within applications, tools, and processes. This architecture is built on three major public clouds across 53 regional deployments around the world. These deployments are generally interconnected to deliver the AI Data Cloud, enabling a consistent, global user experience.

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

Our go-to-market strategy is focused on acquiring new customers and driving increased use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. In addition to direct sales, we also sell our platform through resellers and distributors. Our sales force is comprised of inside and field sales, solution engineering, sales development, partner sales, and specialist sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 125% and 126% as of January 31, 2026 and 2025, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of January 31, 2026, we had 13,328 total customers, increasing from 10,996 customers as of January 31, 2025. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of January 31, 2026, our customers included 790 of the Forbes Global 2000, based on the 2025 Forbes Global 2000 list, and those customers contributed approximately 43% of our revenue for the fiscal year ended January 31, 2026. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments. See the section titled “Key Business Metrics” for how we determine our customer count.

Fiscal Year

Our fiscal year ends on January 31. For example, references to fiscal 2026 refer to the fiscal year ended January 31, 2026.

Impact of Macroeconomic Conditions

Our business and financial condition have been, and may continue to be, impacted by adverse macroeconomic conditions, including inflation, high interest rates, fluctuations or volatility in capital markets or foreign currency exchange rates, tariffs and trade wars, and geopolitical and military conflicts. These conditions have caused, and may continue to cause, customers to rationalize budgets, prioritize cash flow management, including through shortened contract duration, and optimize consumption, including by reducing storage through shorter data retention policies. We are continuing to monitor the actual and potential effects of general macroeconomic conditions across our business. For additional details, see the section titled “Risk Factors.”
Common Stock

On July 3, 2025, we filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware effecting (i) the elimination of our Class B common stock, and (ii) the renaming of our Class A common stock to “common stock”. This amendment had no impact on our issued and outstanding shares, additional paid-in capital, or accumulated deficit.

Business Combinations

On June 6, 2025, we acquired all of the outstanding capital stock of Crunchy Data Solutions, Inc. (Crunchy Data), a privately-held company that provided PostgreSQL technology, for $164.5 million in cash. The results of operations of this business combination have been included in our consolidated financial statements from the date of acquisition.

On February 2, 2026, we acquired all the outstanding capital stock of Observe, Inc. (Observe), a privately-held company that built an AI-powered observability platform. The preliminary purchase consideration was approximately $596.2 million, which was comprised primarily of $286.2 million in cash and approximately 1.5 million shares of our common stock valued at $285.3 million as of the acquisition date.

See Note 7, “Business Combinations,” and Note 16, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding these business combinations.

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

Acquiring New Customers

Our future success also depends on our ability to acquire new customers. We believe there is a substantial opportunity to further grow our customer base by continuing to make significant investments in sales and marketing and brand awareness. Our ability to attract new customers will depend on a number of factors, including the productivity of our sales organization, competitive dynamics in our target markets, changes in our customers’ spending and platform consumption in response to market uncertainty, our ability to promote, maintain, and enhance our brand and reputation, our ability to mitigate reputational damage following cybersecurity threat activity directed at our customers, our ability to build and maintain partner relationships, including with global system integrators, resellers, technology partners, and third-party providers of native applications on the Snowflake Marketplace, and our ability to meet the heightened needs of customers in regulated markets, such as the public sector, financial services, and countries with data localization requirements. While our platform is built for organizations of all sizes, we focus our selling efforts on large enterprise customers, customers with vast amounts of data, and customers requiring industry-specific solutions. We may not achieve anticipated revenue growth if we are unable to attract, hire, develop, integrate, and retain talented and effective sales personnel; if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time and maintain productivity; or if our sales and marketing programs are not effective.

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

The following tables present a summary of key business metrics, including the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented:

	Fiscal Year Ended January 31,
	2026	2025	2024

Product revenue (in millions)	$4,472.3	$3,462.4	$2,666.8
Net cash provided by operating activities (in millions)(1)	$1,221.9	$959.8	$848.1
Free cash flow (non-GAAP) (in millions)(2)(3)	$1,120.3	$884.1	$778.9

	January 31, 2026	January 31, 2025	January 31, 2024

Net revenue retention rate(4)	125%	126%	133%
Customers with trailing 12-month product revenue greater than $1 million(4)	733	576	449
Forbes Global 2000 customers(4)	790	750	716
Remaining performance obligations (in millions)(5)	$9,771.5	$6,867.5	$5,174.7
________________
(1)Net cash provided by operating activities is not a key business metric but is included in this table as the most directly comparable GAAP financial measure to free cash flow.
(2)Free cash flow for the fiscal years ended January 31, 2026, 2025, and 2024 included the effect of $72.4 million, $57.5 million, and $31.3 million, respectively, in the net cash paid on payroll tax-related items on employee stock transactions. See the section titled “Free Cash Flow” for a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow.
(3)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $672.9 million, $489.1 million, and $380.8 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow.
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
(5)As of January 31, 2026, our remaining performance obligations were approximately $9.8 billion, of which we expect approximately 46% to be recognized as revenue in the 12 months ending January 31, 2027 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 2.7 years as of January 31, 2026. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.

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

The following table presents a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow for the periods presented (in millions):

	Fiscal Year Ended January 31,
	2026	2025	2024

Net cash provided by operating activities	$1,221.9	$959.8	$848.1
Less: purchases of property and equipment	(101.6)	(46.3)	(35.1)
Less: capitalized software development costs	—	(29.4)	(34.1)
Free cash flow (non-GAAP)(1)(2)	$1,120.3	$884.1	$778.9
Net cash provided by investing activities	$312.2	$190.6	$832.3
Net cash used in financing activities	$(1,385.4)	$(226.5)	$(854.1)
________________
(1)Free cash flow for the fiscal years ended January 31, 2026, 2025, and 2024 included the effect of $72.4 million, $57.5 million, and $31.3 million, respectively, in the net cash paid on payroll tax-related items on employee stock transactions.
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards, which were $672.9 million, $489.1 million, and $380.8 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively, are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow.

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

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount under a capacity contract or following the expiration of a customer’s capacity contract. We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. Revenue from on-demand arrangements represented approximately 1%, 2%, and 3% of our revenue for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the fiscal year ended January 31, 2026 is approximately 3.1 years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

Cost of product revenue. Cost of product revenue consists primarily of (i) third-party cloud infrastructure expenses, including those related to graphics processing units (GPUs) and AI inference, incurred in connection with our customers’ use of our platform and the deployment and maintenance of our platform on public clouds, including different regional deployments, and (ii) personnel-related costs associated with customer support and maintaining service availability and security of our platform, including salaries, benefits, bonuses, and stock-based compensation. Cost of product revenue also includes amortization of capitalized software development costs, amortization of acquired intangible assets, and expenses associated with software and subscription services dedicated for use by our customer support team and our engineering team responsible for maintaining our platform.

Cost of professional services and other revenue. Cost of professional services and other revenue consists primarily of personnel-related costs associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation, amortization of acquired intangible assets, and costs of contracted third-party partners and software tools.

We intend to continue to invest additional resources in our platform infrastructure and our customer support and professional services organizations to support the growth of our business. Some of these investments, including costs associated with GPUs and AI inference, certain support costs and costs of expanding our business internationally, are incurred in advance of generating revenue, and either the failure to generate anticipated revenue or fluctuations in the timing of revenue could affect our gross margin from period to period.

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

Research and Development
Research and development expenses consist primarily of personnel-related expenses associated with our research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred in developing our platform (including those related to GPUs to develop AI Technology), amortization of acquired intangible assets, and expenses associated with software and subscription services dedicated for use by our research and development organization. Prior to fiscal 2026, research and development expenses related to our cloud platform that qualified as internal-use software development costs were capitalized under Accounting Standards Codification (ASC) Topic 350-40, Internal-use Software (ASC 350-40). During fiscal 2026, we began marketing the Snowflake platform to selected public sector customers who will have contractual rights to take possession of our software and who will contract with third parties to host our software. As a result, our ongoing and future software development costs related to the Snowflake platform must be accounted for under ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20). Costs that meet the criteria for capitalization under ASC 985-20 were not material for the fiscal year ended January 31, 2026. Software development costs capitalized prior to fiscal 2026 in connection with the Snowflake platform will be amortized over their remaining useful life and recognized as cost of product revenue. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. We expect that our research and development expenses will increase in absolute dollars due to business growth, continued investments in our platform, and a decrease in the amount of software development costs eligible for capitalization. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time due to improved spend efficiency, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources, facilities, and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation. General and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services dedicated for use by our general and administrative functions, insurance, unallocated lease costs associated with unused office facilities to accommodate planned headcount growth, and other corporate expenses. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time due to improved spend efficiency, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses. In addition, during the fiscal year ended January 31, 2026, we recognized asset impairment charges of $108.7 million as general and administrative expenses, primarily relating to the cease-use of our San Mateo office facility. See Note 11, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

Revenue	$4,683,946	$3,626,396	$2,806,489
Cost of revenue(1)	1,537,805	1,214,673	898,558
Gross profit	3,146,141	2,411,723	1,907,931
Operating expenses(1):
Sales and marketing	2,062,137	1,672,092	1,391,747
Research and development	1,969,472	1,783,379	1,287,949
General and administrative	549,697	412,262	323,008
Total operating expenses	4,581,306	3,867,733	3,002,704
Operating loss	(1,435,165)	(1,456,010)	(1,094,773)
Interest income	190,556	209,009	200,663
Interest expense	(8,298)	(2,759)	—
Other income (expense), net	(59,003)	(35,339)	44,887
Loss before income taxes	(1,311,910)	(1,285,099)	(849,223)
Provision for (benefit from) income taxes	17,125	4,113	(11,233)
Net loss	(1,329,035)	(1,289,212)	(837,990)
Less: net income (loss) attributable to noncontrolling interest	2,581	(3,572)	(1,893)
Net loss attributable to Snowflake Inc.	$(1,331,616)	$(1,285,640)	$(836,097)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

Cost of revenue	$139,170	$142,163	$123,363
Sales and marketing	378,886	331,807	299,657
Research and development	935,418	852,027	644,928
General and administrative	146,073	153,317	100,067
Total stock-based compensation	$1,599,547	$1,479,314	$1,168,015

The overall increase in stock-based compensation for the fiscal year ended January 31, 2026, compared to the fiscal year ended January 31, 2025, was primarily attributable to additional equity awards granted to existing and new employees, partially offset by the effects of equity awards that became fully vested or forfeited.

As of January 31, 2026, total compensation cost related to unvested awards not yet recognized was $3.1 billion, which will be recognized over a weighted-average period of 2.7 years. See Note 12, “Equity,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Fiscal Year Ended January 31,
	2026	2025	2024

Revenue	100%	100%	100%
Cost of revenue(1)	33	33	32
Gross profit	67	67	68
Operating expenses(1):
Sales and marketing	44	46	50
Research and development	42	49	46
General and administrative	12	12	11
Total operating expenses	98	107	107
Operating loss	(31)	(40)	(39)
Interest income	4	6	7
Interest expense	—	—	—
Other income (expense), net	(1)	(1)	2
Loss before income taxes	(28)	(35)	(30)
Provision for (benefit from) income taxes	—	1	—
Net loss	(28)	(36)	(30)
Less: net income (loss) attributable to noncontrolling interest	—	—	—
Net loss attributable to Snowflake Inc.	(28%)	(36%)	(30%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Fiscal Year Ended January 31,
	2026	2025	2024

Cost of revenue	3%	4%	4%
Sales and marketing	8	9	11
Research and development	20	24	23
General and administrative	3	4	4
Total stock-based compensation	34%	41%	42%

Stock-based compensation is impacted by our future hiring and retention needs, which are difficult to predict and subject to constant change. We expect that our stock-based compensation will increase in absolute dollars as we continue to issue equity awards to our new and existing employees, but will decrease as a percentage of our revenue in fiscal 2027 and continue to decrease over time as we grow.

Comparison of the Fiscal Years Ended January 31, 2026 and 2025
Revenue

	Fiscal Year Ended January 31,
	2026	2025	% Change

	(dollars in thousands)
Revenue:
Product	$4,472,317	$3,462,422	29%
Professional services and other	211,629	163,974	29%
Total	$4,683,946	$3,626,396	29%
Percentage of revenue:
Product	95%	95%
Professional services and other	5%	5%
Total	100%	100%

Product revenue increased $1.0 billion for the fiscal year ended January 31, 2026, compared to the prior fiscal year, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 125% as of January 31, 2026.

We had 733 customers with product revenue of greater than $1 million for the trailing 12 months ended January 31, 2026, an increase from 576 customers as of January 31, 2025. Such customers represented approximately 68% and 66% of our product revenue for the trailing 12 months ended January 31, 2026 and 2025, respectively. Within these customers, we had 135 and 56 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended January 31, 2026. The substantial majority of our revenue was derived from existing customers under capacity arrangements, which represented approximately 97% of our revenue for each of the fiscal years ended January 31, 2026 and 2025. The remainder was derived from new customers under capacity arrangements and on-demand arrangements. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $47.7 million for the fiscal year ended January 31, 2026, compared to the prior fiscal year, as our professional services organization continues to expand and evolve to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Fiscal Year Ended January 31,
	2026	2025	% Change

	(dollars in thousands)
Cost of revenue:
Product	$1,260,324	$992,069	27%
Professional services and other	277,481	222,604	25%
Total cost of revenue	$1,537,805	$1,214,673	27%
Gross profit (loss):
Product	$3,211,993	$2,470,353	30%
Professional services and other	(65,852)	(58,630)	12%
Total gross profit	$3,146,141	$2,411,723	30%
Gross margin:
Product	72%	71%
Professional services and other	(31%)	(36%)
Total gross margin	67%	67%
Headcount (at period end)
Product	439	453
Professional services and other	849	631
Total headcount	1,288	1,084

Cost of product revenue increased $268.3 million for the fiscal year ended January 31, 2026, compared to the prior fiscal year. The increase was primarily due to an increase of $248.1 million in third-party cloud infrastructure expenses (including those related to AI inference), mainly as a result of increased customer consumption of our platform. Amortization of capitalized software development costs and acquired developed technology intangible assets also increased $27.9 million for the fiscal year ended January 31, 2026, compared to the prior fiscal year. The overall increase in cost of product revenue was partially offset by a decrease of $12.7 million in costs incurred by us in connection with a restructuring plan for a majority-owned subsidiary, net of associated income and recoveries.

Our product gross margin was 72% for the fiscal year ended January 31, 2026, compared to 71% for the prior fiscal year. This slight improvement is primarily due to the decrease in personnel-related costs and the aforementioned restructuring costs as a percentage of product revenue, offset by costs attributable to newly launched product capabilities and features that have not yet reached economies of scale. We expect our product gross margin to fluctuate from period to period due to a number of factors, including, but not limited to: (i) fluctuations in the mix and timing of customers’ consumption, which is inherently variable at our customers’ discretion, (ii) our pricing model and discounting practices, (iii) the extent of our investments in new product capabilities, features, and operations, such as investments in AI Technology and performance improvements that may make our platform or the underlying cloud infrastructure more efficient, (iv) new product offerings that are margin compressive, and (v) stock-based compensation.

Cost of professional services and other revenue increased $54.9 million for the fiscal year ended January 31, 2026, compared to the prior fiscal year. The increase was primarily due to an increase of $44.2 million in personnel-related costs and allocated overhead costs, as a result of increased headcount and stock-based compensation. The remaining increase in cost of professional services and other revenue was primarily driven by increased costs of contracted third-party partners to support the growth in our business.

Professional services and other gross margin was (31%) and (36%) for the fiscal years ended January 31, 2026 and 2025, respectively. We do not believe the year-over-year changes in professional services and other gross margins are meaningful given that our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Fiscal Year Ended January 31,
	2026	2025	% Change

	(dollars in thousands)
Sales and marketing	$2,062,137	$1,672,092	23%
Percentage of revenue	44%	46%
Headcount (at period end)	4,159	3,310

Sales and marketing expenses increased $390.0 million for the fiscal year ended January 31, 2026, compared to the prior fiscal year, primarily due to an increase of $270.1 million in personnel-related costs (excluding commission expenses) and allocated overhead costs, as a result of increased headcount, stock-based compensation, and overall costs to support the growth in our business. The increase in personnel-related costs included a $47.1 million increase in stock-based compensation for the fiscal year ended January 31, 2026, compared to the prior fiscal year, primarily related to additional equity awards granted to new and existing employees, partially offset by the effects of equity awards that became forfeited or fully vested.

In addition, expenses associated with sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions, increased $47.9 million for the fiscal year ended January 31, 2026, compared to the prior fiscal year, primarily due to increases in the annualized contract value of our customer contracts and customers’ consumption of our platform. Advertising costs and other expenses associated with our sales, marketing and business development programs, as well as travel-related expenses, increased $42.2 million for the fiscal year ended January 31, 2026, compared to the prior fiscal year.

Research and Development

	Fiscal Year Ended January 31,
	2026	2025	% Change

	(dollars in thousands)
Research and development	$1,969,472	$1,783,379	10%
Percentage of revenue	42%	49%
Headcount (at period end)	2,424	2,257

Research and development expenses increased $186.1 million for the fiscal year ended January 31, 2026, compared to the prior fiscal year, primarily due to an increase of $185.6 million in personnel-related costs and allocated overhead costs, as a result of increased headcount, stock-based compensation, and overall costs to support the growth in our business. The increase in personnel-related costs included a $83.4 million increase in stock-based compensation, primarily related to additional equity awards granted to new and existing employees, partially offset by the effects of equity awards that became forfeited or fully vested.

In addition, third-party cloud infrastructure expenses, incurred primarily in developing our platform, increased $18.1 million for the fiscal year ended January 31, 2026, compared to the prior fiscal year. The overall increase in research and development expenses for the fiscal year ended January 31, 2026 was partially offset by a decrease of $17.0 million in costs incurred by us in connection with a restructuring plan for a majority-owned subsidiary, net of associated income and recoveries.

General and Administrative

	Fiscal Year Ended January 31,
	2026	2025	% Change

	(dollars in thousands)
General and administrative	$549,697	$412,262	33%
Percentage of revenue	12%	12%
Headcount (at period end)	1,189	1,183

General and administrative expenses increased $137.4 million for the fiscal year ended January 31, 2026, compared to the prior fiscal year. During the fiscal year ended January 31, 2026, we recognized asset impairment charges of $108.7 million, primarily relating to the cease-use of our San Mateo office facility. See Note 11, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

In addition, personnel-related costs (excluding stock-based compensation) and allocated overhead costs increased $19.3 million for the fiscal year ended January 31, 2026, compared to the prior fiscal year, as a result of increased headcount and overall costs to support the growth in our business. The remaining increase in general and administrative expenses was primarily driven by unallocated lease costs associated with unused office facilities to accommodate planned headcount growth.

Interest Income

	Fiscal Year Ended January 31,
	2026	2025	% Change

	(dollars in thousands)
Interest income	$190,556	$209,009	(9%)

Interest income decreased $18.5 million for the fiscal year ended January 31, 2026, compared to the prior fiscal year, primarily due to lower weighted-average annual yields on our cash equivalents and investments in available-for-sale marketable debt securities as a result of decreased interest rates. See Note 4, “Cash Equivalents, Investments, and Strategic Investments,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on our cash equivalents and investments.

Other Expense, Net

	Fiscal Year Ended January 31,
	2026	2025	% Change

	(dollars in thousands)
Impairments related to strategic investments in non-marketable equity securities	$(53,852)	$(11,578)	365%
Net unrealized losses on strategic investments in marketable equity securities	(7,569)	(2,428)	212%
Net realized gains (losses) on strategic investments in equity securities(1)	1,526	(17,414)	(109%)
Other	892	(3,919)	(123%)
Other expense, net	$(59,003)	$(35,339)	67%
________________
(1)Represents the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

Other expense, net increased $23.7 million for the fiscal year ended January 31, 2026, compared to the prior fiscal year, primarily due to impairments and changes in net realized and unrealized gains (losses) on our strategic investments in equity securities. See Note 4, “Cash Equivalents, Investments, and Strategic Investments,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Provision for Income Taxes

	Fiscal Year Ended January 31,
	2026	2025	% Change

	(dollars in thousands)
Loss before income taxes	$(1,311,910)	$(1,285,099)	2%
Provision for income taxes	17,125	4,113	316%
Effective tax rate	(1.3%)	(0.3%)

Our provision for income taxes increased $13.0 million for the fiscal year ended January 31, 2026, compared to the prior fiscal year, primarily due to higher tax provisions in foreign jurisdictions and an increase in our unrecognized tax benefits.

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

Liquidity and Capital Resources
As of January 31, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $4.8 billion. Our cash equivalents and investments primarily consist of money market funds, corporate notes and bonds, U.S. government and agency securities, time deposits, certificates of deposit, and commercial paper.

As of January 31, 2026, our RPO was $9.8 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, but that are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

Our primary sources of cash are payments received from our customers as well as net proceeds from the issuance of our convertible senior notes. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses (including those related to GPUs and AI inference), sales and marketing expenses, overhead costs, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our authorized stock repurchase program. As of January 31, 2026, our material cash requirements from known contractual obligations and commitments relate primarily to (i) third-party cloud infrastructure agreements, (ii) our convertible senior notes, (iii) operating leases for office facilities, and (iv) subscription arrangements used to facilitate our operations at the enterprise level. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. For more information regarding our contractual obligations and commitments (excluding our convertible senior notes) as of January 31, 2026, see Note 11, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our long-term purchase commitments may be satisfied earlier than the payment periods presented as we continue to grow and scale our business.

On February 2, 2026, we acquired all the outstanding capital stock of Observe, Inc., a privately-held company that built an AI-powered observability platform. The preliminary purchase consideration was approximately $596.2 million, which was comprised primarily of $286.2 million in cash and approximately 1.5 million shares of our common stock valued at $285.3 million as of the acquisition date.

In February 2026, we entered into agreements for new office facilities located in the United States and Germany, with a total commitment of $85 million, net of tenant incentives expected to be received. These leases will commence on various dates starting in fiscal 2027 with lease terms ranging from 7.2 years to 12.3 years.

Convertible Senior Notes

In September 2024, we issued an aggregate principal amount of $2.3 billion of convertible senior notes in a private placement to qualified institutional buyers, comprising of (i) $1.15 billion aggregate principal amount of 0% convertible senior notes due 2027 (2027 Notes) and (ii) $1.15 billion aggregate principal amount of 0% convertible senior notes due 2029 (2029 Notes, and together with the 2027 Notes, the Notes). The Notes are general, senior unsecured obligations. The 2027 Notes will mature on October 1, 2027 and the 2029 Notes will mature on October 1, 2029, in each case unless earlier converted, redeemed, or repurchased. Upon conversion of the Notes, we may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of both, at our election. The total proceeds from the issuance of the Notes were approximately $2.27 billion, net of $31.2 million of debt issuance costs. The outstanding principal of the 2027 Notes and the 2029 Notes was $1.15 billion each as of January 31, 2026 and January 31, 2025.

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

The Sale Price Trigger, as discussed in Note 10, “Convertible Senior Notes,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, was met during each of the three months ended July 31, 2025, October 31, 2025, and January 31, 2026, and as a result, holders may convert the Notes at any time during each of the three months ending October 31, 2025, January 31, 2026, and April 30, 2026. To the extent we receive notices of conversion, we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. See Note 10, “Convertible Senior Notes,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

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

During the fiscal year ended January 31, 2026, we repurchased 4.9 million shares of our outstanding common stock for an aggregate purchase price of $873.5 million, excluding transaction costs associated with the repurchases, at a weighted-average price of $177.37 per share. All repurchases were made in open market transactions. As of January 31, 2026, approximately $1.1 billion remained available for future repurchases under the stock repurchase program (exclusive of transaction costs associated with repurchases). See Note 12, “Equity,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

Subsequent to January 31, 2026, and through March 20, 2026, we repurchased 1.7 million shares of our outstanding common stock for an aggregate purchase price of $300.0 million, excluding transaction costs associated with the repurchases, at a weighted-average price of $178.95 per share. All repurchases were made in open market transactions.

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

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

Net cash provided by operating activities	$1,221,942	$959,764	$848,122
Net cash provided by investing activities	$312,241	$190,646	$832,258
Net cash used in financing activities	$(1,385,390)	$(226,523)	$(854,103)

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (iii) amortization of deferred commissions, (iv) asset impairment related to office facility exit, (v) amortization of operating lease right-of-use assets, (vi) net realized and unrealized gains and losses on strategic investments in equity securities, and (vii) net amortization (accretion) of premiums (discounts) on investments, and changes in operating assets and liabilities during each period.

For the fiscal year ended January 31, 2026, net cash provided by operating activities was $1.2 billion, consisting of our net loss of approximately $1.3 billion, adjusted for non-cash charges of approximately $2.2 billion, and net cash inflows of $383.8 million resulting from changes in our operating assets and liabilities, net of the effects of business combinations. The main drivers of the changes in operating assets and liabilities during fiscal 2026 were (i) a $755.2 million increase in deferred revenue due to invoicing for prepaid capacity agreements outpacing revenue recognition and (ii) a $393.3 million increase in accrued expenses and other liabilities primarily due to the timing of accruals and payments and growth in our business, partially offset by (a) a $380.0 million increase in accounts receivable primarily due to growth in our business, (b) a $305.1 million increase in deferred commissions earned primarily by our sales force upon the origination, expansion, or renewal of customer contracts, (c) a $44.5 million increase in prepaid expenses and other assets primarily driven by prepayments related to our sales, marketing and business development programs, including our user conferences, and (d) a $26.9 million decrease in operating lease liabilities due to payments related to our operating lease obligations, net of tenant incentives received.

For the fiscal year ended January 31, 2025, net cash provided by operating activities was $959.8 million, consisting of our net loss of approximately $1.3 billion, adjusted for non-cash charges of approximately $1.8 billion, and net cash inflows of $443.6 million resulting from changes in our operating assets and liabilities, net of the effects of business combinations.

Net cash provided by operating activities increased $262.2 million for the fiscal year ended January 31, 2026, compared to the fiscal year ended January 31, 2025, primarily due to an increase in cash collected from customers resulting from increased sales, partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect to continue to generate positive net cash flows from operating activities for fiscal 2027.

Investing Activities

Net cash provided by investing activities for the fiscal year ended January 31, 2026 was $312.2 million, primarily driven by proceeds of $595.8 million from net sales, maturities and redemptions of investments. The increase is partially offset by (i) an aggregate of $178.9 million in cash paid for Crunchy Data and other business combinations, net of cash acquired, and (ii) $101.6 million in purchases of property and equipment to support our office facilities.

Net cash provided by investing activities for the fiscal year ended January 31, 2025 was $190.6 million, primarily driven by proceeds of $297.4 million from net sales, maturities and redemptions of investments. The increase is partially offset by (i) $46.3 million in purchases of property and equipment to support our office facilities, (ii) an aggregate of $30.3 million in cash paid for Datavolo and other business combinations, net of cash and cash equivalents acquired, and (iii) $29.4 million in capitalized software development costs.

Financing Activities

Net cash used in financing activities for the fiscal year ended January 31, 2026 was approximately $1.4 billion, primarily driven by (i) $873.5 million in repurchases of our common stock under our authorized stock repurchase program and (ii) $672.9 million in taxes paid related to net share settlement of equity awards, partially offset by proceeds of $172.3 million from the issuance of equity securities under our equity incentive plans.

Net cash used in financing activities for the fiscal year ended January 31, 2025 was $226.5 million, primarily driven by (i) approximately $1.9 billion in repurchases of our common stock under our authorized stock repurchase program, (ii) $489.1 million in taxes paid related to net share settlement of equity awards, and (iii) $195.5 million in purchases of the Capped Calls, partially offset by (a) proceeds of approximately $2.27 billion from the issuance of the Notes, net of $31.2 million in cash paid for issuance costs, and (b) proceeds of $121.9 million from the issuance of equity securities under our equity incentive plans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

As of January 31, 2026, we had approximately $4.8 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including money market funds, corporate notes and bonds, U.S. government and agency securities, time deposits, certificates of deposit, and commercial paper. Our cash, cash equivalents, and short-term and long-term investments are held for working capital, capital expenditure, and general corporate purposes, including repurchases of our common stock under our stock repurchase program as well as acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $11.7 million or increase of $11.4 million, respectively, in the market value of our cash equivalents, and short-term and long-term investments as of January 31, 2026.

As of January 31, 2025, we had approximately $5.3 billion of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or increase of $15.3 million in the market value.

In September 2024, we issued an aggregate principal amount of $2.3 billion of the Notes. Neither the 2027 Notes nor the 2029 Notes bear regular interest, and the principal amount of the Notes will not accrete. We may elect or be required to pay special interest on the Notes under certain circumstances in accordance with the terms of the applicable Indenture. Accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of each series of the Notes fluctuates when interest rates or market prices of our common stock change. We record the Notes at amortized cost on the consolidated balance sheets, and we present the fair value of each series of the Notes for disclosure purposes only. In connection with the Notes offering, we entered into the Capped Calls for a cost of $195.5 million. The Capped Calls are generally expected to reduce the potential dilution to our common stock upon any conversion of the relevant series of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes of such series, with such reduction and/or offset subject to a cap. See Note 10, “Convertible Senior Notes,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is primarily the U.S. dollar. The majority of our sales are currently denominated in U.S. dollars, although we also have sales in Euros and, to a lesser extent, in British pounds, Australian dollars, Canadian dollars, Brazilian reals, and Indian rupees. Therefore, our revenue is not currently subject to significant foreign currency risk, but that will likely change in the future as we increase sales in these international currencies and enable sales in additional currencies. Our operating expenses are denominated in the currencies of the countries in which our operations are located, including primarily the United States, and to a lesser extent, in Europe, the Asia-Pacific region, and Canada. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured to the functional currency at period-end exchange rates. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

In order to manage our exposure to certain foreign currency exchange risks, we utilize foreign currency forward contracts to hedge primarily a portion of our net outstanding monetary assets and liabilities positions and certain intercompany balances denominated in currencies other than the U.S. dollar. We also utilize foreign currency forward contracts, which we designate as cash flow hedges, to manage (i) the volatility in cash flows associated with a portion of our forecasted operating expenses denominated in certain currencies other than the U.S. dollar and (ii) certain forecasted capital expenditures. All of our foreign currency forward contracts mature within 12 months. These forward contracts reduced, but did not entirely eliminate, the impact of adverse currency exchange rate movements. We did not enter into these forward contracts for trading or speculative purposes.

A hypothetical 10% increase or decrease in foreign currency exchange rates would have resulted in a theoretical increase or decrease in operating loss of approximately $50 million, $39 million, and $25 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. This sensitivity analysis assumes that all foreign currencies move in the same direction at the same time in the absence of hedging activities. In addition, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption.

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

The following table presents our strategic investments by type (in thousands):

	January 31, 2026	January 31, 2025

Equity securities:
Non-marketable equity securities under Measurement Alternative	$359,114	$281,158
Non-marketable equity securities under equity method	5,241	5,491
Marketable equity securities	6,264	13,833
Debt securities:
Non-marketable debt securities	10,000	750
Total strategic investments—included in other assets	$380,619	$301,232

See Note 4, “Cash Equivalents, Investments, and Strategic Investments,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Snowflake Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Snowflake Inc. and its subsidiaries (the “Company”) as of January 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Capacity Arrangements

As described in Note 2 to the consolidated financial statements, the Company delivers its platform over the internet as a service. The Company’s customers consume the platform typically under capacity arrangements, in which customers commit to a certain amount of consumption at specified prices. Management recognizes revenue as customers consume compute, storage, and data transfer resources. The Company’s total revenue for the year ended January 31, 2026 was $4.7 billion, of which a significant portion is recognized under capacity arrangements.

The principal considerations for our determination that performing procedures relating to revenue recognition - capacity arrangements is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence related to revenue recognized under capacity arrangements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over revenue transactions recognized under capacity arrangements. These procedures also included, among others, evaluating, on a test basis, revenue recognized under capacity arrangements by obtaining and inspecting invoices, customer order forms, cash receipts from customers, and usage records.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 20, 2026

We have served as the Company’s auditor since 2019.

SNOWFLAKE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31, 2026	January 31, 2025

Assets
Current assets:
Cash and cash equivalents	$2,828,163	$2,628,798
Short-term investments	1,201,523	2,008,873
Accounts receivable, net	1,303,740	922,805
Deferred commissions, current	214,058	97,662
Prepaid expenses and other current assets	195,128	211,234
Total current assets	5,742,612	5,869,372
Long-term investments	755,013	656,476
Property and equipment, net	248,611	296,393
Operating lease right-of-use assets	274,897	359,439
Goodwill	1,194,367	1,056,559
Intangible assets, net	246,916	278,028
Deferred commissions, non-current	241,759	183,967
Other assets	428,320	333,704
Total assets	$9,132,495	$9,033,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$145,559	$169,767
Accrued expenses and other current liabilities	879,537	515,454
Operating lease liabilities, current	49,598	35,923
Deferred revenue, current	3,346,997	2,580,039
Total current liabilities	4,421,691	3,301,183
Convertible senior notes, net	2,279,827	2,271,529
Operating lease liabilities, non-current	411,689	377,818
Deferred revenue, non-current	14,440	15,501
Other liabilities	80,746	61,264
Total liabilities	7,208,393	6,027,295
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of each of January 31, 2026 and 2025	—	—
Common stock; $0.0001 par value per share; 2,500,000 Class A shares authorized; 344,317 and 334,301 shares issued as of January 31, 2026 and 2025, respectively; 343,918 and 333,865 shares outstanding as of January 31, 2026 and 2025, respectively; zero and 185,461 Class B shares authorized as of January 31, 2026 and 2025, respectively, zero shares issued and outstanding as of each of January 31, 2026 and 2025(1)	34	34
Treasury stock, at cost; 399 shares and 436 shares held as of January 31, 2026 and 2025, respectively	(54,488)	(59,505)
Additional paid-in capital	11,469,468	10,355,211
Accumulated other comprehensive income (loss)	3,337	(2,236)
Accumulated deficit	(9,494,249)	(7,293,575)
Total Snowflake Inc. stockholders’ equity	1,924,102	2,999,929
Noncontrolling interest	—	6,714
Total stockholders’ equity	1,924,102	3,006,643
Total liabilities and stockholders’ equity	$9,132,495	$9,033,938
________________
(1)On July 3, 2025, all authorized shares of the Company’s Class B common stock were eliminated and the Company’s Class A common stock was renamed to “common stock,” pursuant to the terms of the Company’s amended and restated certificate of incorporation. Unless otherwise noted, all references herein to the Company’s common stock refer to the Class A common stock prior to the effectiveness of the certificate. See Note 12, “Equity,” for further details.

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2026	2025	2024

Revenue	$4,683,946	$3,626,396	$2,806,489
Cost of revenue	1,537,805	1,214,673	898,558
Gross profit	3,146,141	2,411,723	1,907,931
Operating expenses:
Sales and marketing	2,062,137	1,672,092	1,391,747
Research and development	1,969,472	1,783,379	1,287,949
General and administrative	549,697	412,262	323,008
Total operating expenses	4,581,306	3,867,733	3,002,704
Operating loss	(1,435,165)	(1,456,010)	(1,094,773)
Interest income	190,556	209,009	200,663
Interest expense	(8,298)	(2,759)	—
Other income (expense), net	(59,003)	(35,339)	44,887
Loss before income taxes	(1,311,910)	(1,285,099)	(849,223)
Provision for (benefit from) income taxes	17,125	4,113	(11,233)
Net loss	(1,329,035)	(1,289,212)	(837,990)
Less: net income (loss) attributable to noncontrolling interest	2,581	(3,572)	(1,893)
Net loss attributable to Snowflake Inc.	$(1,331,616)	$(1,285,640)	$(836,097)
Net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted(1)	$(3.95)	$(3.86)	$(2.55)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted(1)	337,493	332,707	328,001
________________
(1)On July 3, 2025, all authorized shares of the Company’s Class B common stock were eliminated and the Company’s Class A common stock was renamed to “common stock,” pursuant to the terms of the Company’s amended and restated certificate of incorporation. Unless otherwise noted, all references herein to the Company’s common stock refer to the Class A common stock prior to the effectiveness of the certificate. See Note 12, “Equity,” and Note 14, “Net Loss per Share,” for further details.

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended January 31,
	2026	2025	2024

Net loss	$(1,329,035)	$(1,289,212)	$(837,990)
Other comprehensive income:
Cash flow hedges:
Net change in unrealized gains or losses	10,405	(52)	(574)
Net realized (gains) losses reclassified into net loss	(9,662)	82	(134)
Net change in unrealized gains or losses on available-for-sale debt securities	4,718	5,982	30,760
Other	112	(28)	—
Total other comprehensive income	5,573	5,984	30,052
Comprehensive loss	(1,323,462)	(1,283,228)	(807,938)
Less: comprehensive income (loss) attributable to noncontrolling interest	2,581	(3,572)	(1,893)
Comprehensive loss attributable to Snowflake Inc.	$(1,326,043)	$(1,279,656)	$(806,045)

See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock(1)(2)		Treasury Stock (2)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2023	323,305	$32	—	$—	$8,210,750	$(38,272)	$(2,716,074)	$5,456,436	$12,179	$5,468,615
Issuance of common stock upon exercise of stock options	8,355	1	—	—	57,162	—	—	57,163	—	57,163
Issuance of common stock under employee stock purchase plan	516	—	—	—	61,234	—	—	61,234	—	61,234
Issuance of common stock in connection with a business combination(2)	896	—	—	—	174,284	—	—	174,284	—	174,284
Issuance of common stock in connection with a business combination subject to future vesting	385	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	163	—	—	163	—	163
Vesting of restricted stock units	6,804	1	—	—	(1)	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(2,296)	—	—	—	(387,596)	—	—	(387,596)	—	(387,596)
Repurchases of common stock as treasury stock	—	—	(500)	(68,299)	—	—	—	(68,299)	—	(68,299)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	(3,512)	—	—	—	—	—	(523,433)	(523,433)	—	(523,433)
Reissuance of treasury stock upon settlement of equity awards	—	—	8	1,159	(1,132)	—	—	27	—	27
Stock-based compensation	—	—	—	—	1,216,374	—	—	1,216,374	—	1,216,374
Other comprehensive income	—	—	—	—	—	30,052	—	30,052	—	30,052
Net loss	—	—	—	—	—	—	(836,097)	(836,097)	(1,893)	(837,990)
BALANCE—January 31, 2024	334,453	34	(492)	(67,140)	$9,331,238	(8,220)	(4,075,604)	5,180,308	10,286	5,190,594
Issuance of common stock upon exercise of stock options	6,593	—	—	—	44,697	—	—	44,697	—	44,697
Issuance of common stock under employee stock purchase plan	660	—	—	—	77,053	—	—	77,053	—	77,053
Issuance of common stock in connection with business combinations	513	—	—	—	87,706	—	—	87,706	—	87,706
Issuance of common stock in connection with business combinations subject to future vesting	445	—	—	—	—	—	—	—	—	—
Cancellation of common stock issued in connection with business combinations(2)	(76)	—	—	—	(67)	—	—	(67)	—	(67)
Vesting of restricted stock units	9,859	2	—	—	(2)	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(3,381)	—	—	—	(489,555)	—	—	(489,555)	—	(489,555)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	(14,765)	(2)	—	—	—	—	(1,932,331)	(1,932,333)	—	(1,932,333)
Reissuance of treasury stock upon settlement of equity awards	—	—	56	7,635	(7,493)	—	—	142	—	142
Purchases of capped calls related to convertible senior notes	—	—	—	—	(195,500)	—	—	(195,500)	—	(195,500)
Stock-based compensation	—	—	—	—	1,507,134	—	—	1,507,134	—	1,507,134
Other comprehensive income	—	—	—	—	—	5,984	—	5,984	—	5,984
Net loss	—	—	—	—	—	—	(1,285,640)	(1,285,640)	(3,572)	(1,289,212)
BALANCE—January 31, 2025	334,301	34	(436)	(59,505)	10,355,211	(2,236)	(7,293,575)	2,999,929	6,714	3,006,643
Issuance of common stock upon exercise of stock options	7,880	—	—	—	84,145	—	—	84,145	—	84,145
Issuance of common stock under employee stock purchase plan	817	—	—	—	88,123	—	—	88,123	—	88,123
Issuance of common stock in connection with a business combination	53	—	—	—	13,074	—	—	13,074	—	13,074
Issuance of common stock in connection with a business combination subject to future vesting	29	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	9,453	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(3,291)	—	—	—	(672,261)	—	—	(672,261)	—	(672,261)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	(4,925)	—	—	—	—	—	(873,537)	(873,537)	—	(873,537)
Reissuance of treasury stock upon settlement of equity awards	—	—	37	5,017	(5,017)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,610,672	—	—	1,610,672	—	1,610,672
Distributions to noncontrolling interest holders and other adjustments	—	—	—	—	(4,479)	—	4,479	—	(9,295)	(9,295)
Other comprehensive income	—	—	—	—	—	5,573	—	5,573	—	5,573
Net income (loss)	—	—	—	—	—	—	(1,331,616)	(1,331,616)	2,581	(1,329,035)
BALANCE—January 31, 2026	344,317	$34	(399)	$(54,488)	$11,469,468	$3,337	$(9,494,249)	$1,924,102	$—	$1,924,102
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
(2)In connection with a business combination completed on December 20, 2023, the Company issued approximately 0.2 million shares of its common stock to one of its wholly-owned subsidiaries, in exchange for a noncontrolling equity interest in the acquired company that was held by the subsidiary prior to this business combination. These shares were treated as treasury stock for accounting purposes as of January 31, 2024, and were subsequently transferred to the Company and retired during the fiscal year ended January 31, 2025. These shares are not reflected in the table above. See Note 7, “Business Combinations,” and Note 12, “Equity,” for further details.
See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2026	2025	2024

Cash flows from operating activities:
Net loss	$(1,329,035)	$(1,289,212)	$(837,990)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	220,443	182,508	119,903
Non-cash operating lease costs	66,463	59,943	52,892
Amortization of deferred commissions	140,415	93,128	74,787
Stock-based compensation, net of amounts capitalized	1,599,547	1,479,314	1,168,015
Net accretion of discounts on investments	(21,813)	(43,434)	(61,525)
Net realized and unrealized losses (gains) on strategic investments in equity securities	59,895	31,420	(46,809)
Amortization of debt issuance costs	8,298	2,759	—
Asset impairment related to office facility exit	108,715	—	—
Deferred income tax	(2,337)	(7,671)	(26,762)
Non-cash restructuring charges (recoveries), net	(11,159)	1,391	—
Other	(1,250)	6,029	14,895
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(379,969)	536	(212,083)
Deferred commissions	(305,063)	(101,569)	(134,787)
Prepaid expenses and other assets	(44,516)	29,850	59,795
Accounts payable	(8,299)	108,852	19,212
Accrued expenses and other liabilities	393,337	70,876	171,048
Operating lease liabilities	(26,949)	(47,711)	(40,498)
Deferred revenue	755,219	382,755	528,029
Net cash provided by operating activities	1,221,942	959,764	848,122
Cash flows from investing activities:
Purchases of property and equipment	(101,628)	(46,279)	(35,086)
Capitalized software development costs	—	(29,433)	(34,133)
Cash paid for business combinations, net of cash, cash equivalents, and restricted cash acquired	(178,850)	(30,305)	(275,706)
Purchases of intangible assets	(3,101)	—	(28,744)
Purchases of investments	(2,040,420)	(2,569,243)	(2,476,206)
Sales of investments	21,203	64,573	11,266
Maturities and redemptions of investments	2,615,037	2,802,082	3,670,867
Settlement of cash flow hedges	—	(749)	—
Net cash provided by investing activities	312,241	190,646	832,258
Cash flows from financing activities:
Proceeds from exercise of stock options	84,130	44,886	57,194
Proceeds from issuance of common stock under employee stock purchase plan	88,123	77,053	61,234
Taxes paid related to net share settlement of equity awards	(672,867)	(489,149)	(380,799)
Repurchases of common stock	(873,537)	(1,932,333)	(591,732)
Distributions to noncontrolling interest holders	(9,295)	—	—

	Fiscal Year Ended January 31,
	2026	2025	2024

Payments of deferred purchase consideration for business combinations	(1,944)	(250)	—
Gross proceeds from issuance of convertible senior notes	—	2,300,000	—
Cash paid for issuance costs on convertible senior notes	—	(31,230)	—
Purchases of capped calls related to convertible senior notes	—	(195,500)	—
Net cash used in financing activities	(1,385,390)	(226,523)	(854,103)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	16,832	(6,186)	(2,031)
Net increase in cash, cash equivalents, and restricted cash	165,625	917,701	824,246
Cash, cash equivalents, and restricted cash—beginning of period	2,698,678	1,780,977	956,731
Cash, cash equivalents, and restricted cash—end of period	$2,864,303	$2,698,678	$1,780,977
Supplemental disclosures of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$17,206	$36,061	$17,463
Stock-based compensation included in capitalized software development costs	$—	$38,493	$48,181
Issuance of common stock in connection with business combinations	$13,074	$87,706	$174,284
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$2,828,163	$2,628,798	$1,762,749
Restricted cash—included in other assets and prepaid expenses and other current assets	36,140	69,880	18,228
Total cash, cash equivalents, and restricted cash	$2,864,303	$2,698,678	$1,780,977
See accompanying notes to consolidated financial statements.

SNOWFLAKE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Snowflake Inc. (Snowflake or the Company) provides a cloud-based data platform, which enables customers to consolidate data into a single source of truth to drive meaningful insights, apply artificial intelligence (AI) to solve business problems, build data applications, and share data and data products. The Company provides its platform through a customer-centric, consumption-based business model. Through its platform, the Company delivers the AI Data Cloud, a network where Snowflake customers, partners, developers, data providers, and data consumers can break down data silos and derive value from a growing number of data sets in secure, governed, and compliant ways. Snowflake was incorporated in the state of Delaware on July 23, 2012.

2. Basis of Presentation and Summary of Significant Accounting Policies
Fiscal Year

The Company’s fiscal year ends on January 31. For example, references to fiscal 2026 refer to the fiscal year ended January 31, 2026.

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

The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

Revenue	$4,683,946	$3,626,396	$2,806,489
Cost of revenue and operating expenses:
Cost of product revenue(1)(2)	1,260,324	992,069	701,200
Cost of professional services and other revenue(2)	277,481	222,604	197,358
Sales and marketing(2)	2,062,137	1,672,092	1,391,747
Research and development(2)	1,969,472	1,783,379	1,287,949
General and administrative(2)	549,697	412,262	323,008
Interest income	(190,556)	(209,009)	(200,663)
Interest expense	8,298	2,759	—
Other (income) expense, net	59,003	35,339	(44,887)
Provision for (benefit from) income taxes	17,125	4,113	(11,233)
Net loss	$(1,329,035)	$(1,289,212)	$(837,990)
________________
(1)Third-party cloud infrastructure expenses incurred in connection with customers’ use of the Snowflake platform and the deployment and maintenance of the platform on public clouds, including different regional deployments, represented approximately 71%, 65%, and 67% for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
(2)Personnel-related expenses, excluding stock-based compensation and associated payroll taxes, represented approximately 37%, 37%, and 38% of the Company’s total cost of revenue and operating expenses for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. These expenses consist primarily of salaries, benefits, bonuses, and sales commissions and draws paid to the Company’s sales force, including amortization of deferred commissions, and associated payroll taxes. They also include salaries, benefits, and bonuses allocated as part of overhead costs. See Note 12, “Equity,” for details regarding the Company’s stock-based compensation.

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

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	January 31, 2026	January 31, 2025

United States	$392,566	$536,885
Other(1)	130,942	118,947
Total	$523,508	$655,832
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of January 31, 2026 and 2025.

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

The Company delivers its platform over the internet as a service. Customers choose to consume the platform under either capacity arrangements, in which customers commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which the Company charges for use of the platform monthly in arrears. Under capacity arrangements, from which a majority of revenue is derived, the Company typically bills its customers annually in advance of their consumption. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount under a capacity contract or following the expiration of a customer’s capacity contract. The Company recognizes revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. Revenue from on-demand arrangements represented approximately 1%, 2%, and 3% of the Company’s revenue for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

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

2) Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. Customers are allowed to select compute, storage, and data transfer resources separately, at their discretion. Consequently, the Company treats the consumption of its platform for compute, storage, and data transfer resources as separate and distinct performance obligations. The Company treats its professional services, technical solution services, and training each as a separate and distinct performance obligation. Some customers have negotiated an option to purchase additional capacity at a stated discount. These options generally do not provide a material right as they are priced at the Company’s SSP, as described below, as the stated discounts are not incremental to the range of discounts typically given.

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

Cost of Revenue

Cost of revenue consists primarily of (i) third-party cloud infrastructure expenses incurred in connection with the customers’ use of the Snowflake platform and the deployment and maintenance of the platform on public clouds, including different regional deployments, and (ii) personnel-related costs associated with the Company’s customer support team, engineering team that is responsible for maintaining the Company's service availability and security of its platform, and professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation. Cost of revenue also includes amortization of capitalized software development costs, amortization of acquired intangible assets, costs of contracted third-party partners for professional services, expenses associated with software and subscription services dedicated for use by the Company’s customer support team and engineering team responsible for maintaining the Company's service, and allocated overhead.

Research and Development Costs

Research and development costs are expensed as incurred, unless they qualify as capitalized software development costs. Research and development expenses consist primarily of personnel-related expenses associated with the Company’s research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred primarily in developing the Company’s platform, amortization of acquired intangible assets, software and subscription services dedicated for use by the Company’s research and development organization, and allocated overhead.

Advertising Costs

Advertising costs, excluding expenses associated with the Company’s user conferences, are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. These costs were $121.5 million, $104.5 million, and $85.3 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

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

The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. Accrued interest and penalties related to unrecognized tax benefits are recorded as other liabilities on the consolidated balance sheets with changes in such amounts recorded in provision for (benefit from) income taxes on the consolidated statements of operations. The Company makes adjustments to these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences may affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results.

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

The Company funds withholding taxes due upon the vesting of employee RSUs in certain jurisdictions by net share settlement. The amount of withholding taxes related to net share settlement of employee RSUs is reflected as (i) a reduction to additional paid-in-capital, and (ii) cash outflows for financing activities when the payments are made. The shares withheld by the Company as a result of the net share settlement of RSUs are not considered issued and outstanding, and do not impact the calculation of basic net income (loss) per share attributable to Snowflake Inc. common stockholders.

Net Loss Per Share Attributable to Snowflake Inc. Common Stockholders

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

Basic net loss per share attributable to Snowflake Inc. common stockholders is computed by dividing net loss attributable to Snowflake Inc. common stockholders by the weighted-average number of shares of Snowflake Inc. common stock outstanding during the period, which excludes treasury stock. Diluted net loss per share attributable to Snowflake Inc. common stockholders is computed by giving effect to all potentially dilutive Snowflake Inc. common stock equivalents to the extent they are dilutive. For purposes of this calculation, RSUs, stock options, restricted common stock, ESPP Rights, and shares underlying the conversion option in the convertible senior notes are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. common stockholders as their effect is anti-dilutive for all periods presented.

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

Strategic Investments

The Company’s strategic investments consist primarily of non-marketable equity securities in privately-held companies, in which the Company does not have a controlling interest or significant influence. Strategic investments are included in other assets on the consolidated balance sheets.

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

Cash Flow Hedge—The Company also utilizes foreign currency forward contracts to manage the volatility in cash flows associated with (i) a portion of its forecasted operating expenses denominated in certain currencies other than the U.S. dollar, and (ii) certain forecasted capital expenditures. These foreign currency forward contracts have a maturity of twelve months or less and are designated and qualify as cash flow hedges, and, in general, closely match the underlying hedged forecasted transactions in duration. The effectiveness of the cash flow hedges is assessed quantitatively using regression at inception and at each reporting date. The effective portion of these foreign currency forward contracts’ gains and losses resulting from changes in fair value is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets, and subsequently reclassified into the same line items on the Company’s consolidated statements of operations as the underlying hedged forecasted transactions in the same period that such transactions affect earnings. In the event the underlying forecasted transactions do not occur, or it becomes probable that they will not occur within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified immediately from accumulated other comprehensive income (loss) to net income (loss) in the Company’s consolidated financial statements. Cash flows from such foreign currency forward contracts are classified in the same category on the Company’s consolidated statements of cash flows as the cash flows from the underlying hedged forecasted transactions.

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

Capitalized internal-use software development costs are included in property and equipment, net on the consolidated balance sheets. These costs are amortized over the estimated useful life of the software, which is three years, on a straight-line basis. Cost and accumulated amortization of fully amortized capitalized internal-use software development costs are removed from the Company’s consolidated balance sheets when the related software is no longer in use. The amortization of capitalized internal-use software development costs related to the Company’s platform applications is primarily included in cost of revenue in the consolidated statements of operations.

During the fiscal year ended January 31, 2026, the Company began marketing the Snowflake platform to selected public sector customers who will have contractual rights to take possession of the Company’s software and who will contract with third parties to host the Company’s software. As a result, the Company’s ongoing and future software development costs related to the Snowflake platform must be accounted for under ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20). All costs to establish technological feasibility are expensed as they are incurred. Technological feasibility is established when the working model is complete, which typically occurs at or shortly before the general release of the software products. Costs incurred subsequent to establishing technological feasibility are capitalized until the software product is available for general release to customers, at which point they are amortized on a product-by-product basis. Software development costs capitalized under ASC 985-20 are included in property and equipment, net on the consolidated balance sheets. Costs that meet the criteria for capitalization under ASC 985-20 were not material for the fiscal year ended January 31, 2026.

Software development costs capitalized prior to fiscal 2026 in connection with the Snowflake platform will be amortized over their remaining useful life and recognized as cost of revenue.

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of estimated useful life or the remaining lease term. Expenses that improve an asset or extend its remaining useful life are capitalized. Costs of maintenance or repairs that do not extend the lives of the respective assets are charged to expenses as incurred. Cost and accumulated depreciation and amortization of fully depreciated property and equipment are removed from the Company’s consolidated balance sheets when they are no longer in use.

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

In addition, the Company subleases certain of its unoccupied facilities to third parties. The assessment of impairment of the associated right-of-use assets, leasehold improvements, or other assets as a result of a sublease is performed upon triggering events, including but not limited to the execution of a sublease agreement or the decision to cease using a leased facility prior to the end of the minimum lease term. The Company recognizes sublease income on a straight-line basis over the sublease term. Sublease income is recorded as a reduction to the Company’s operating lease costs.

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

Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets

The Company’s long-lived assets with finite lives consist primarily of property and equipment, capitalized internal-use software development costs, operating lease right-of-use assets and acquired intangible assets.

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

Recently Adopted Accounting Pronouncement

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires annual disclosure on disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This guidance is effective for the Company for its fiscal year beginning February 1, 2025 on a prospective basis. Early adoption and retrospective application are permitted. The Company adopted this guidance in its consolidated financial statements for the fiscal year ended January 31, 2026 on a prospective basis. While the adoption had no impact on the Company’s consolidated financial statements, it resulted in additional disclosures in the accompanying notes. See Note 13, “Income Taxes,” for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This guidance is effective for the Company for its fiscal year and all interim periods beginning February 1, 2026 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance related to internal-use software by removing all references to software development projects stages so that the guidance is neutral to different software development methods. This guidance is effective for the Company for its fiscal year and all interim periods beginning February 1, 2028 on either a prospective, retrospective or modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides guidance on the recognition, measurement, presentation of government grants. This guidance is effective for the Company for its fiscal year and all interim periods beginning February 1, 2029 on either a modified prospective, modified retrospective or full retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim reporting requirements and the applicability of Topic 270. This guidance is effective for the Company for all interim periods beginning February 1, 2028 on either a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations
Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

Product revenue	$4,472,317	$3,462,422	$2,666,849
Professional services and other revenue	211,629	163,974	139,640
Total	$4,683,946	$3,626,396	$2,806,489

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

Americas:
United States	$3,523,974	$2,761,664	$2,166,448
Other Americas(1)	125,278	101,943	72,784
EMEA(1)(2)	763,650	574,748	432,634
Asia-Pacific and Japan(1)	271,044	188,041	134,623
Total	$4,683,946	$3,626,396	$2,806,489
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East and Africa.

Accounts Receivable, Net

The Company’s allowance for credit losses was not material as of each of January 31, 2026 and 2025.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of January 31, 2026 and 2025, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the fiscal years ended January 31, 2026, 2025, and 2024.

Deferred Revenue

The Company recognized $2.2 billion, $1.8 billion, and $1.4 billion of revenue for the fiscal years ended January 31, 2026, 2025, and 2024, respectively, from the deferred revenue balances as of January 31, 2025, 2024, and 2023, respectively.

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

As of January 31, 2026, the Company’s RPO was approximately $9.8 billion, of which the Company expects approximately 46% to be recognized as revenue in the 12 months ending January 31, 2027 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents, Investments, and Strategic Investments
Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the consolidated balance sheets (in thousands):

	January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$1,752,777	$—	$—	$1,752,777
Time deposits	108,727	—	—	108,727
U.S. government securities	94,523	9	—	94,532
Commercial paper	40,384	2	(7)	40,379
Certificates of deposit	2,808	—	—	2,808
Corporate notes and bonds	75	—	—	75
Total cash equivalents	1,999,294	11	(7)	1,999,298
Investments:
Corporate notes and bonds	1,382,374	4,473	(11)	1,386,836
U.S. government and agency securities	484,453	961	(14)	485,400
Certificates of deposit	65,643	46	—	65,689
Commercial paper	18,605	6	—	18,611
Total investments	1,951,075	5,486	(25)	1,956,536
Total cash equivalents and investments	$3,950,369	$5,497	$(32)	$3,955,834

	January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$1,741,089	$—	$—	$1,741,089
U.S. government securities	388,578	92	—	388,670
Time deposits	113,851	—	—	113,851
Corporate notes and bonds	4,466	—	—	4,466
Commercial paper	3,064	—	—	3,064
Total cash equivalents	2,251,048	92	—	2,251,140
Investments:
Corporate notes and bonds	1,559,893	2,177	(1,520)	1,560,550
U.S. government and agency securities	609,937	528	(727)	609,738
Commercial paper	307,752	142	(38)	307,856
Certificates of deposit	187,112	97	(4)	187,205
Total investments	2,664,694	2,944	(2,289)	2,665,349
Total cash equivalents and investments	$4,915,742	$3,036	$(2,289)	$4,916,489

The Company included $16.9 million and $23.6 million of interest receivable in prepaid expenses and other current assets on the consolidated balance sheets as of January 31, 2026 and 2025, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of January 31, 2026 and 2025 because such potential losses were not material.

As of January 31, 2026, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 36 months. The estimated fair values of available-for-sale marketable debt securities, classified as short-term or long-term investments on the Company’s consolidated balance sheets, by remaining contractual maturity, are as follows (in thousands):

January 31, 2026
Estimated Fair Value

Due within 1 year	$1,201,523
Due in 1 year to 3 years	755,013
Total	$1,956,536

Gross unrealized losses on the Company’s available-for-sale marketable debt securities were not material as of each of January 31, 2026 and 2025.

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair values of these securities due to credit related factors was not material as of each of January 31, 2026 and 2025.

Strategic Investments

The Company’s strategic investments consist primarily of non-marketable equity securities recorded at cost minus impairment, if any, and adjusted for observable transactions for the same or similar investments of the same issuer (referred to as the Measurement Alternative).

The following table presents the Company’s strategic investments by type (in thousands):

	January 31, 2026	January 31, 2025

Equity securities:
Non-marketable equity securities under Measurement Alternative	$359,114	$281,158
Non-marketable equity securities under equity method	5,241	5,491
Marketable equity securities	6,264	13,833
Debt securities:
Non-marketable debt securities	10,000	750
Total strategic investments—included in other assets	$380,619	$301,232

The following table summarizes the gains and losses associated with the Company’s strategic investments in equity securities (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

Unrealized losses on non-marketable equity securities under Measurement Alternative:
Impairments	$(53,852)	$(11,578)	$(3,101)
Net unrealized gains (losses) on marketable equity securities	(7,569)	(2,428)	15,197
Net unrealized gains (losses) on strategic investments in equity securities	(61,421)	(14,006)	12,096
Net realized gains (losses) on strategic investments in equity securities(1)	1,526	(17,414)	34,713
Total—included in other income (expense), net	$(59,895)	$(31,420)	$46,809
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

No upward adjustments were recognized for each of the fiscal years ended January 31, 2026, 2025, and 2024. The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative held by the Company as of January 31, 2026 were $18.3 million and $82.8 million, respectively.

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

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of January 31, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$1,752,777	$—	$—	$1,752,777
Time deposits	—	108,727	—	108,727
U.S. government securities	—	94,532	—	94,532
Commercial paper	—	40,379	—	40,379
Certificates of deposit	—	2,808	—	2,808
Corporate notes and bonds	—	75	—	75
Short-term investments:
Corporate notes and bonds	—	860,872	—	860,872
U.S. government and agency securities	—	256,351	—	256,351
Certificates of deposit	—	65,689	—	65,689
Commercial paper	—	18,611	—	18,611
Long-term investments:
Corporate notes and bonds	—	525,964	—	525,964
U.S. government and agency securities	—	229,049	—	229,049
Strategic investments—included in other assets:
Marketable equity securities	6,264	—	—	6,264
Non-marketable debt securities	—	—	10,000	10,000
Derivative assets—included in prepaid expenses and other current assets:
Foreign currency forward contracts	—	1,779	—	1,779
Total assets	$1,759,041	$2,204,836	$10,000	$3,973,877
Liabilities:
Derivative liabilities—included in accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$(2,141)	$—	$(2,141)
Total liabilities	$—	$(2,141)	$—	$(2,141)

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

The Company’s derivative financial instruments, consisting of foreign currency forward contracts, are carried at fair value on the consolidated balance sheets. The following table summarizes the notional amounts of the Company’s outstanding derivative financial instruments (in thousands):

	January 31, 2026	January 31, 2025

Foreign currency forward contracts not designated as hedging instruments	$228,997	$222,027
Foreign currency forward contracts designated as cash flow hedges	86,992	—
Total derivative financial instruments	$315,989	$222,027

These derivative financial instruments did not have a material impact on the Company’s consolidated financial statements for all periods presented. All cash flow hedges were considered effective for all periods presented.

The Company’s non-marketable equity securities accounted for using the Measurement Alternative are recorded at fair value on a non-recurring basis. When indicators of impairment exist or observable price changes of qualified transactions occur, the respective non-marketable equity security would be classified within Level 3 of the fair value hierarchy because significant unobservable inputs or data in an inactive market are used in estimating their fair value. The estimation of fair value for these assets requires the use of an observable transaction price or other unobservable inputs, including the volatility, rights, and obligations of the securities the Company holds. See Note 4, “Cash Equivalents, Investments, and Strategic Investments,” for details regarding the Company’s strategic investments.

See Note 10, “Convertible Senior Notes,” for the fair value measurement of the Company’s convertible senior notes.

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31, 2026	January 31, 2025

Leasehold improvements	$133,374	$97,324
Computers, equipment, and software	69,213	49,575
Furniture and fixtures	32,548	25,473
Capitalized software development costs	231,131	209,684
Construction in progress—capitalized software development costs	4,973	28,672
Construction in progress—other	17,274	39,106
Total property and equipment, gross	488,513	449,834
Less: accumulated depreciation and amortization(1)	(239,902)	(153,441)
Total property and equipment, net	$248,611	$296,393
________________
(1)Include $154.6 million and $84.8 million of accumulated amortization related to capitalized software development costs as of January 31, 2026 and 2025, respectively.

Depreciation and amortization expense was $110.3 million, $85.6 million, and $37.7 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. Included in these amounts was the amortization of capitalized software development costs of $71.6 million, $56.4 million, and $19.0 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

During the fiscal year ended January 31, 2026, the Company recognized impairment charges of $20.8 million, mainly for leasehold improvements and furniture and fixtures, primarily relating to the cease-use of its San Mateo office facility. Such impairment charges were recorded as general and administrative expenses on the consolidated statement of operations. See Note 11, “Commitments and Contingencies,” for further details. Impairment charges were not material for the fiscal year ended January 31, 2025. During the fiscal year ended January 31, 2024, the Company recognized impairment charges of $7.1 million related to its capitalized internal-use software development costs previously included in construction in-progress that were no longer probable of being completed. Such impairment charges were recorded as research and development expenses on the consolidated statements of operations.

7. Business Combinations
Fiscal 2026

Crunchy Data Solutions, Inc.

On June 6, 2025, the Company acquired all of the outstanding capital stock of Crunchy Data Solutions, Inc. (Crunchy Data), a privately-held company that provided PostgreSQL technology, for $164.5 million in cash. The Company acquired Crunchy Data primarily for its talent and developed technology. The Company has accounted for this transaction as a business combination.

The purchase consideration was preliminarily allocated to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. During the fiscal year ended January 31, 2026, the Company recorded measurement period adjustments which did not have material impacts on goodwill. The preliminary allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

	Estimated Fair Value (in thousands)	Estimated Weighted-Average Useful Life (in years)

Cash	$221
Accounts receivable	4,323
Developed technology intangible asset	46,000	5
Customer relationships intangible assets	12,000	1.6
Deferred revenue	(12,028)
Other net tangible liabilities	(883)
Deferred tax liabilities, net(1)	(3,324)
Total identifiable net assets	46,309
Goodwill	118,142
Total purchase consideration	$164,451
________________
(1)Deferred tax liabilities, net primarily relate to the intangible assets acquired and the amount presented is net of deferred tax assets.

The fair values of the developed technology intangible assets were estimated using the discounted cash flow method, which utilizes assumptions including projected future revenue generated from the acquired developed technology, projected profit margin, discount rate, and technology migration curve. The acquired intangible assets had a total weighted-average amortization period of 4.3 years.

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

Other Fiscal 2026 Business Combinations

During the fiscal year ended January 31, 2026, the Company completed two acquisitions for an aggregated purchase consideration of $37.1 million in cash or a combination of cash and the Company’s common stock. The aggregated purchase consideration was comprised of $24.0 million in cash and $13.1 million in the Company’s common stock, representing the fair value of approximately 0.1 million shares issued based on the closing market price of $244.66 per share of the Company’s common stock on the acquisition date. The Company has accounted for these transactions as business combinations. In allocating the aggregate purchase consideration based on the estimated fair values, the Company recorded $3.2 million of cash acquired, $17.6 million of developed technology intangible assets, $3.2 million of net deferred tax liabilities, and $19.5 million of goodwill, of which $9.3 million is deductible and $10.2 million is not deductible for income tax purposes. The acquired intangible assets had a total weighted-average amortization period of five years.

The excess of purchase consideration over the fair values of net tangible and identifiable assets acquired was recorded as goodwill. The Company believes the goodwill balances associated with these business combinations are primarily attributed to the assembled workforce and expected synergies arising from the acquisition.

Acquisition-related costs, recorded as general and administrative expenses, associated with each of the fiscal 2026 business combinations were not material during the fiscal year ended January 31, 2026.

From the respective dates of acquisition through January 31, 2026, revenue attributable to each of the companies acquired in fiscal 2026, included in the Company’s consolidated statements of operations for the fiscal year ended January 31, 2026 was not material. It was impracticable to determine the effect on the Company’s net loss attributable to each of the companies acquired in fiscal 2026 as these operations have been integrated into the Company’s ongoing operations since the respective dates of acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Crunchy Data, as if Crunchy Data had been acquired as of February 1, 2024 (in thousands):

	Pro Forma
	Fiscal Year Ended January 31,
	2026	2025

	(unaudited)
Revenue	$4,695,617	$3,656,316
Net loss	$(1,344,756)	$(1,333,983)

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

Pro forma financial information for the other fiscal 2026 business combinations has not been presented, as the effects of each were not material to the Company’s consolidated financial statements.

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

The acquisition date fair value of the purchase consideration was $106.8 million, which was comprised of the following (in thousands):

Estimated Fair Value

Cash	$19,096
Common stock(1)	87,706
Total	$106,802
________________
(1)Approximately 0.5 million shares of the Company’s common stock were included in the purchase consideration and the fair values of these shares were determined based on the closing market price of $171.42 per share on the acquisition date.

In connection with this business combination, the Company also issued to certain of Datavolo’s employees a total of 0.4 million shares of the Company’s common stock in exchange for a portion of their Datavolo stock. These shares are subject to vesting agreements pursuant to which the shares will vest over four years, subject to each of these employees’ continued employment with the Company or its affiliates. The $64.6 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of four years. See Note 12, “Equity,” for further discussion.

The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. During the fiscal year ended January 31, 2026, the Company recorded measurement period adjustments which did not have material impacts on goodwill. The allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$5,916
Short-term investments	7,734
Developed technology intangible asset	35,000	5
Other net tangible liabilities	(990)
Deferred tax liabilities, net(1)	(6,803)
Total identifiable net assets	40,857
Goodwill	65,945
Total purchase consideration	$106,802
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

Other Fiscal 2025 Business Combinations

During the fiscal year ended January 31, 2025, the Company completed acquisitions of two privately-held companies for an aggregate of $19.2 million in cash. The Company has accounted for these transactions as business combinations. In allocating the aggregate purchase consideration, inclusive of measurement period adjustments, based on the estimated fair values, the Company recorded $4.4 million of a customer relationships intangible asset (to be amortized over an estimated useful life of five years), $4.1 million of developed technology intangible assets (to be amortized over estimated useful lives of five years), $3.6 million of net liabilities acquired, $0.6 million of deferred tax liabilities, and $14.9 million of goodwill, of which $8.3 million is deductible and $6.6 million is not deductible for income tax purposes.

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

Prior to this business combination, the Company, via one of its wholly-owned subsidiaries (Investing Subsidiary), held a noncontrolling equity interest in Samooha, which was accounted for using the Measurement Alternative with a carrying amount of $4.8 million (Previously Held Samooha Equity Interest). In connection with this business combination, the Company remeasured the Previously Held Samooha Equity Interest at the date of the acquisition and recognized a gain of $34.0 million, which was recorded in other income (expense), net on the Company’s consolidated statement of operations for the fiscal year ended January 31, 2024.

The acquisition date fair value of the purchase consideration was $219.0 million, which was comprised of the following (in thousands):

Estimated Fair Value

Cash	$5,761
Deferred cash consideration	231
Common stock(1)	174,225
Fair value of a previously held equity interest(2)	38,818
Total	$219,035
________________
(1)Approximately 0.9 million shares of the Company’s common stock, issued to selling stockholders that were not affiliated with the Company, were included in the purchase consideration, and the fair values of these shares were determined based on the closing market price of $194.28 per share on the acquisition date.
(2)In connection with this business combination, the Company issued approximately 0.2 million shares of its common stock to the Investing Subsidiary in exchange for the Previously Held Samooha Equity Interest. The fair values of these shares were determined based on the closing market price of $194.28 per share on the acquisition date. These shares were treated as treasury stock for accounting purposes as of January 31, 2024, and were subsequently transferred to the Company and retired during the fiscal year ended January 31, 2025.

In connection with this business combination, the Company also issued to certain of Samooha’s employees a total of 0.4 million shares of the Company’s common stock in exchange for a portion of their Samooha stock. These shares are subject to vesting agreements pursuant to which the shares will vest over four years, subject to each of these employees’ continued employment with the Company or its affiliates. The $74.8 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of four years. In addition, the Company agreed to grant under its 2020 Equity Incentive Plan certain RSUs that contain both post-combination service-based and performance-based vesting conditions to eligible existing or future employees. See Note 12, “Equity,” for further discussion.

The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. The allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$9,589
Developed technology intangible asset	25,000	5
Other net tangible liabilities	(345)
Deferred tax liabilities, net(1)	(5,067)
Total identifiable net assets	29,177
Goodwill	189,858
Total purchase consideration	$219,035
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

The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. The allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$43,968
Developed technology intangible assets	83,000	5
Other net tangible liabilities	(759)
Deferred tax liabilities, net(1)	(3,713)
Total identifiable net assets	122,496
Goodwill	62,931
Total purchase consideration	$185,427
________________
(1)Deferred tax liabilities, net primarily relate to the intangible assets acquired and the amount presented is net of deferred tax assets.

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

The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values. The allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash and cash equivalents	$11,594
Developed technology intangible asset	33,000	5
Other net tangible liabilities	(6,623)
Deferred tax liabilities, net(1)	(8,136)
Total identifiable net assets	29,835
Goodwill	46,426
Total purchase consideration	$76,261
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

The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values. The allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash, cash equivalents, and restricted cash	$3,563
Developed technology intangible asset	53,000	5
Other net tangible liabilities	(1,434)
Deferred tax liabilities, net(1)	(2,150)
Total identifiable net assets	52,979
Goodwill	9,029
Total purchase consideration	$62,008
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

Pro Forma
Fiscal Year Ended January 31, 2024

(unaudited)
Revenue	$2,806,739
Net loss	$(932,308)

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

8. Intangible Assets and Goodwill
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	January 31, 2026
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$334,963	$(147,893)	$187,070
Developer community	154,900	(117,418)	37,482
Assembled workforce	57,822	(46,909)	10,913
Customer relationships	16,400	(6,796)	9,604
Patents and other	10,185	(8,764)	1,421
Total finite-lived intangible assets	$574,270	$(327,780)	$246,490
Indefinite-lived intangible assets—trademarks			426
Total intangible assets, net			$246,916

	January 31, 2025
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$277,063	$(92,033)	$185,030
Developer community	154,900	(86,472)	68,428
Assembled workforce	55,732	(36,929)	18,803
Patents	8,874	(8,005)	869
Customer relationships	4,400	(328)	4,072
Total finite-lived intangible assets	$500,969	$(223,767)	$277,202
Indefinite-lived intangible assets—trademarks			826
Total intangible assets, net			$278,028

Intangible assets are primarily acquired through business combinations. See Note 7, “Business Combinations,” for further details.

Amortization expense of intangible assets was $110.1 million, $96.9 million, and $82.2 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. Cost and accumulated amortization of fully amortized intangible assets are removed from the Company's consolidated balance sheets when they are no longer in use.

As of January 31, 2026, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
2027	$111,634
2028	75,055
2029	33,254
2030	19,885
2031	6,084
Thereafter	578
Total	$246,490
Goodwill

Changes in goodwill were as follows (in thousands):

Amount
Balance—January 31, 2024	$975,906
Additions and related adjustments(1)	80,653
Balance—January 31, 2025	1,056,559
Additions and related adjustments(1)	137,808
Balance—January 31, 2026	$1,194,367
________________
(1)Include measurement period adjustments related to the fair values of the assets acquired and liabilities assumed in business combinations. These adjustments did not have material impacts on goodwill. See Note 7, “Business Combinations,” for further details.

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2026	January 31, 2025

Accrued compensation	$304,619	$194,630
Accrued customer liabilities related to Snowflake Marketplace(1)	122,893	21,489
Accrued third-party cloud infrastructure expenses	121,727	77,944
Employee contributions under employee stock purchase plan	69,161	46,576
Liabilities associated with sales, marketing and business development programs	54,462	44,017
Accrued taxes	35,640	25,819
Employee payroll tax withheld on employee stock transactions	18,127	14,025
Accrued professional services	16,043	14,005
Accrued purchases of property and equipment	10,446	9,896
Other	126,419	67,053
Total accrued expenses and other current liabilities	$879,537	$515,454
________________
(1)Represent the estimated portion of contractual customer commitments expected to be utilized towards the purchases of third-party products and services on the Snowflake Marketplace. The Company reclassified accrued customer liabilities related to Snowflake Marketplace from other as of January 31, 2025 in the table above to conform to the current year’s presentation. Such reclassification did not impact the Company’s consolidated balance sheet as of January 31, 2025.

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

The Sale Price Trigger was met during each of the three months ended July 31, 2025, October 31, 2025, and January 31, 2026, and as a result, holders may convert the Notes at any time during each of the three months ending October 31, 2025, January 31, 2026, and April 30, 2026. The Company continues to classify the net carrying amount of the Notes as a non-current liability as the Company has the option to settle the obligation in shares upon conversion and the Notes’ maturity dates are more than 12 months away.

The following table presents the net carrying values and fair values of each series of Notes as of January 31, 2026 (in thousands):

	Principal	Unamortized Debt Issuance Costs	Net Carrying Value	Fair Value
				Amount	Leveling

2027 Notes	$1,150,000	$8,701	$1,141,299	$1,559,235	Level 2
2029 Notes	$1,150,000	$11,472	$1,138,528	$1,620,542	Level 2

The fair value was determined based on the quoted prices of the Notes in an inactive market on the last traded day of the fiscal quarter and has been classified as Level 2 in the fair value hierarchy.

Amortization of debt issuance costs was not material for each of the fiscal years ended January 31, 2026 and 2025.

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
During the fiscal year ended January 31, 2026, the Company recognized impairment charges of $87.9 million for operating lease right-of-use assets, and $20.8 million for property and equipment, net, primarily relating to the cease-use of its San Mateo office facility. These impairment charges represent the amounts by which the carrying values of the asset groups exceeded their estimated fair values, and were recorded as general and administrative expenses on the consolidated statement of operations. The fair values of the impaired asset groups were estimated using discounted cash flow models (income approach) based on market participant assumptions, including the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates to reflect the level of risk associated with receiving future cash flows. These assumptions are classified within Level 3 inputs of the fair value hierarchy. The fair values of the impaired asset groups are not material.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2033. Such subleases have all been classified as operating leases.

The components of lease costs and other information related to leases were as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

Operating lease costs	$66,463	$59,943	$52,892
Variable lease costs	23,083	14,477	11,667
Sublease income	(5,839)	(7,539)	(11,943)
Total lease costs	$83,707	$66,881	$52,616

Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

Cash payments included in the measurement of operating lease liabilities—operating cash flows	$26,949	$47,711	$40,498
Operating lease liabilities arising from obtaining right-of-use assets	$43,737	$148,181	$56,037

Weighted-average remaining lease term and discount rate for the Company’s operating leases were as follows:

	January 31, 2026	January 31, 2025

Weighted-average remaining lease term (years)	7.4	7.7
Weighted-average discount rate	6.1%	6.2%

The total remaining lease payments under non-cancelable operating leases and lease receipts for subleases as of January 31, 2026 were as follows (in thousands):

	Operating Leases	Subleases	Total
Fiscal Year Ending January 31,
2027	$73,052	$(6,039)	$67,013
2028	80,553	(7,025)	73,528
2029	69,573	(7,224)	62,349
2030	78,112	(4,107)	74,005
2031	72,384	(872)	71,512
Thereafter	216,896	(1,344)	215,552
Total lease payments (receipts)	$590,570	$(26,611)	$563,959
Less: imputed interest	(129,283)
Present value of operating lease liabilities	$461,287

Lease payments presented above exclude $39.1 million of legally-binding lease commitments for leases signed but not yet commenced as of January 31, 2026. These leases will commence on various dates starting in fiscal 2027 with lease terms ranging from 5.0 years to 5.9 years.

In February 2026, the Company entered into agreements for new office facilities located in the United States and Germany, with a total commitment of $85 million, net of tenant incentives expected to be received. These leases will commence on various dates starting in fiscal 2027 with lease terms ranging from 7.2 years to 12.3 years. The Company will recognize the related right-of-use assets and lease liabilities, which have not yet been determined, at the respective lease commencement dates.

Other Contractual Commitments

Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level.

Future minimum payments under the Company’s non-cancelable purchase commitments with a remaining term in excess of one year as of January 31, 2026 are presented in the table below (in thousands):

	Amount
Fiscal Year Ending January 31,
2027	$656,283
2028	796,737
2029	660,845	(1)
2030	50,000
2031 and thereafter	518,020	(2)
Total	$2,681,885
________________
(1)Includes $530.5 million of remaining non-cancelable contractual commitments as of January 31, 2026 related to one of the Company’s third-party cloud infrastructure agreements, under which the Company committed to spend an aggregate of at least $1.0 billion between June 2023 and May 2028 with no minimum purchase commitment during any year. The Company is required to pay the difference if it fails to meet the minimum purchase commitment by May 2028 and such payment can be applied to qualifying expenditures for cloud infrastructure services for up to twelve months after May 2028.
(2)Includes $518.0 million of remaining non-cancelable contractual commitments as of January 31, 2026 related to another one of the Company’s third-party cloud infrastructure agreements, under which the Company committed to spend an aggregate of at least $530.0 million between November 2025 and October 2030 with no minimum purchase commitment during any year. The Company is required to pay the difference if it fails to meet the minimum purchase commitment by October 2030. Up to $100.0 million of such payments can be applied to qualifying spending on cloud infrastructure services for up to one year after October 2030, subject to certain conditions.
.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the fiscal years ended January 31, 2026, 2025, and 2024.

Legal Matters—On March 23, 2021, a former employee filed a charge with the National Labor Relations Board (NLRB) claiming that he was terminated in retaliation for engaging in concerted activity protected under the National Labor Relations Act. On September 15, 2023, following a hearing before a NLRB administrative law judge, the administrative law judge issued his ruling in favor of the former employee and ordered that he be awarded certain compensatory and other damages. The Company is appealing the ruling to the Board of the NLRB. The Company believes it is reasonably possible that a loss could ultimately result from an unfavorable outcome and that an estimate of the potential range of loss is between zero and $25 million, plus interest. No material loss accrual was recorded on the Company’s consolidated balance sheets as of each of January 31, 2026 and January 31, 2025, because management believes the likelihood of material loss resulting from this charge is not probable given the further appellate proceedings that are due to take place.

On February 29, 2024, a stockholder class action lawsuit was filed against the Company, the Company’s former Chief Executive Officer, and the Company’s former Chief Financial Officer in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. On April 7, 2025, the lead plaintiff filed a second amended complaint seeking an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. On February 17, 2026, the Court granted the Company’s motion to dismiss the second amended complaint, but granted the lead plaintiff leave to file a third amended complaint. In addition, since the filing of the class action lawsuit, five additional complaints containing securities derivative claims have been filed in the Chancery Court of the State of Delaware, United States District Court for the District of Delaware, and United States District Court for the Northern District of California, respectively, against the Company and certain of the Company’s directors and executive officers alleging similar violations. The derivative claims had been stayed pending resolution of the motion to dismiss the class action lawsuit and the parties have agreed to extend the stays through the resolution of the anticipated motion to dismiss the third amended complaint. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company and the other defendants intend to vigorously defend against the claims in these actions.

On June 13, 2024, a class action was filed in the United States District Court for the District of Montana against the Company alleging that the Company failed to take reasonable measures to secure systems that contained consumer data, thereby allowing threat actors to access and exfiltrate personally identifiable information. In the months that followed, numerous additional class actions making the same or similar allegations were filed in the United States and Canada against the Company and/or customers whose consumer or employee data was exfiltrated. Among other claims, the complaints assert common law claims for negligence, breach of fiduciary duty, breach of implied contract, and unjust enrichment, as well as statutory claims, and seek an unspecified amount of damages, attorneys’ fees and costs, as well as injunctive relief. On October 4, 2024, an order was issued by the United States Judicial Panel on Multidistrict Litigation combining the class actions filed in the United States into a multidistrict litigation in the District of Montana. On February 3, 2025, plaintiffs filed their representative complaint on behalf of the consumer plaintiffs. On February 14, 2025, the Court created a separate financial institution track to represent the interests of certain financial institutions (FI Plaintiffs) and an FI Plaintiff representative complaint was subsequently filed. On May 20, 2025, the plaintiffs filed an amended representative complaint on behalf of the consumer plaintiffs that asserted additional claims regarding the breach of a Snowflake customer account containing personally identifiable information from the Los Angeles Unified School District. On October 28 and 29, 2025, the Court denied the Company’s motions to dismiss the claims of the consumer plaintiffs and FI Plaintiffs. On December 19, 2025, the Company filed its answers to the complaints and the matter is currently in discovery. In addition to the multidistrict litigation, a class action is pending in the Supreme Court of British Columbia. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend against the claims in these actions.

On November 21, 2025, a class action lawsuit was filed against the Company in the United States District Court for the District of Montana alleging copyright infringement on behalf of a putative class of individuals and entities that own a United States copyright in any work that was allegedly copied, stored, or used without authorization to train our large language model. The complaint seeks an award of statutory and other damages, attorneys’ fees, and all appropriate legal and equitable relief. On January 22, 2026, the Company filed its answer to the complaint and the matter is currently in discovery. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter at this time. The Company intends to vigorously defend against the claims in this action.

On February 24, 2026, a stockholder class action lawsuit was filed against the Company, the Company’s former Chief Executive Officer, and the Company’s former Chief Financial Officer in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, and other costs. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter at this time. The Company and the other defendants intend to vigorously defend against the claims in this action.

In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

Letters of Credit—As of January 31, 2026, the Company had a total of $24.6 million in cash collateralized letters of credit outstanding, substantially in favor of certain landlords for the Company’s leased facilities. These letters of credit renew annually and expire at various dates through fiscal 2039.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, non-employee directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the fiscal years ended January 31, 2026, 2025, and 2024, losses recorded in the consolidated statements of operations in connection with the indemnification provisions, where the Company is an indemnifying party, were not material.

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

The Company had reserved shares of common stock for future issuance under the Company’s equity incentive plans as follows (in thousands):

	January 31, 2026	January 31, 2025

2012 Equity Incentive Plan:
Options outstanding	12,274	20,067
2020 Equity Incentive Plan:
Options outstanding	1,492	1,586
Restricted stock units outstanding	21,537	24,790
Shares available for future grants	78,590	64,834
2020 Employee Stock Purchase Plan:
Shares available for future grants	18,967	16,446
Total	132,860	127,723

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

The following table summarizes the stock repurchase activity under the Company’s stock repurchase program (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2026	2025	2024

Number of shares repurchased	4,925	14,765	4,012
Weighted-average price per share(1)	$177.37	$130.87	$147.49
Aggregate purchase price(1)	$873,471	$1,932,164	$591,673
________________
(1)Excludes transaction costs and excise tax, if any, associated with the repurchases.

All repurchases presented in the table above were made in open market transactions, except for the 3.6 million shares of the Company’s outstanding common stock that were repurchased during the fiscal year ended January 31, 2025 for $399.6 million from purchasers of the Notes in the offering in privately negotiated transactions entered into in connection with the Notes offering at a purchase price of $112.50 per share. See Note 10, “Convertible Senior Notes,” for further details.

As of January 31, 2026, approximately $1.1 billion remained available for future stock repurchases under the stock repurchase program (exclusive of any transaction costs associated with repurchases). The first 0.5 million shares repurchased under the Company’s authorized stock repurchased program were recorded in treasury stock as a reduction to the stockholders’ equity on the consolidated balance sheets. All shares of common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price (including associated transaction costs) over par value was recorded entirely to retained earnings (accumulated deficit) on the consolidated balance sheets.

Treasury Stock—As described above, 0.5 million shares were repurchased under the Company’s authorized stock repurchase program and recorded in treasury stock, of which approximately 37,000, 56,000, and 8,000 shares were reissued upon settlement of equity awards during the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

In addition, during the fiscal year ended January 31, 2024, in connection with the Samooha business combination as discussed in Note 7, “Business Combinations,” the Company issued approximately 0.2 million shares of its common stock to one of its wholly-owned subsidiaries in exchange for a noncontrolling equity interest in Samooha that was held by the subsidiary prior to this business combination. These shares were treated as treasury stock for accounting purposes as of January 31, 2024, and were subsequently transferred to the Company and retired during the fiscal year ended January 31, 2025.

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

A total of 34.1 million shares of the Company’s common stock was initially reserved for issuance under the 2020 Plan in addition to (i) any annual automatic evergreen increases in the number of shares of common stock reserved for issuance under the 2020 Plan and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Plan, an equal number of shares of common stock, such number of shares not to exceed 78.8 million. On February 1, 2025, the shares available for future grants under the 2020 Plan were automatically increased by 16.7 million shares pursuant to the provision described in the preceding sentence.

The Company’s 2020 Employee Stock Purchase Plan (2020 ESPP) authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 5.7 million shares of the Company’s common stock was initially reserved for future issuance under the 2020 ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the 2020 ESPP. On February 1, 2025, the shares available for future grants under the 2020 ESPP were automatically increased by 3.3 million shares pursuant to the provision described in the preceding sentence. The price at which common stock is purchased under the 2020 ESPP is equal to 85% of the fair market value of a share of the Company’s common stock on the first or last day of the offering period, whichever is lower. Offering periods are generally six months long and begin on the first trading day immediately after the last day of the prior offering period, typically around March 15 and September 15 of each year, except for the first two offering periods. The initial offering period began on September 15, 2020 and ended on February 26, 2021. The second offering period began on March 1, 2021 and ended on September 14, 2021.

Stock Options—Stock options granted under the 2012 Plan and the 2020 Plan (collectively, the Plans) generally vest based on continued service over four years and expire ten years from the date of grant.

A summary of stock option activity during the fiscal years ended January 31, 2026, 2025, and 2024 is as follows:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2023	35,854	$11.27	5.9	$5,237,549
Exercised	(8,357)	$6.84
Canceled	(128)	$70.59
Balance—January 31, 2024	27,369	$12.35	5.0	$5,023,664
Granted	1,037	$163.17
Exercised	(6,608)	$6.79
Canceled	(145)	$78.83
Balance—January 31, 2025	21,653	$20.83	4.2	$3,493,648
Exercised	(7,880)	$10.68
Canceled	(7)	$150.84
Balance—January 31, 2026	13,766	$26.56	3.1	$2,294,028
Vested and expected to vest as of January 31, 2026	13,766	$26.56	3.1	$2,294,028
Exercisable as of January 31, 2026	13,110	$19.64	3.0	$2,275,215

The weighted-average grant-date fair value of options granted during the fiscal year ended January 31, 2025 was $79.16 per share. No options were granted during each of the fiscal years ended January 31, 2026 and January 31, 2024. The intrinsic value of options exercised during the fiscal years ended January 31, 2026, 2025, and 2024 was $1.6 billion, $913.9 million, and $1.3 billion, respectively. The aggregate grant-date fair value of options that vested during the fiscal years ended January 31, 2026, 2025, and 2024 was $30.5 million, $31.2 million, and $42.3 million, respectively.

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

Equity-classified RSUs granted under the 2020 Plan include those that only contain a service-based vesting condition that is typically satisfied over four years, and the related stock-based compensation for these RSUs is recognized on a straight-line basis over the requisite service period. In addition, under the 2020 Plan, the Company granted 0.4 million, 0.8 million, and 0.5 million equity-classified RSUs (Leadership PRSUs) to its executive officers and certain other members of its senior leadership team during the fiscal years ended January 31, 2026, 2025, and 2024, respectively. These Leadership PRSUs were granted at 120% of the target number of these awards, representing the maximum number of Leadership PRSUs that may be eligible to vest over their full term, and have both service-based and performance-based vesting conditions. The service-based vesting condition for these Leadership PRSUs is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance targets set by the compensation committee of the board of directors of the Company. The ultimate number of the Leadership PRSUs eligible to vest ranges between 0% to 120% of the target number of the Leadership PRSUs based on the weighted-average achievement of such Company annual performance metrics for the respective fiscal year. Stock-based compensation associated with these Leadership PRSUs is recognized using an accelerated attribution method over the requisite service period, based on the Company’s periodic assessment of the probability that the performance condition will be achieved. Stock-based compensation recognized for these Leadership PRSUs was $44.1 million, $60.2 million, and $30.8 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

A summary of equity-classified RSUs activity during the fiscal years ended January 31, 2026, 2025, and 2024 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share

Unvested Balance—January 31, 2023	15,560	$181.17
Granted	12,706	$158.28
Vested	(6,810)	$172.38
Forfeited	(1,881)	$176.44
Unvested Balance—January 31, 2024	19,575	$169.82
Granted	17,096	$142.07
Vested	(9,900)	$168.04
Forfeited	(3,367)	$163.07
Performance adjustment(1)	(50)	$139.58
Unvested Balance—January 31, 2025	23,354	$151.30
Granted	10,232	$180.56
Vested	(9,490)	$156.86
Forfeited	(3,849)	$155.61
Performance adjustment(1)	(176)	$163.04
Unvested Balance—January 31, 2026	20,071	$162.66
________________
(1)Represents an adjustment in the number of shares outstanding, with regards to Leadership PRSUs granted during each of the fiscal years ended January 31, 2025 and January 31, 2024, based on the actual achievement of the associated Company annual performance targets for the respective fiscal year.

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

Once granted, Acquisition PRSUs are initially liability-classified and recorded in other liabilities on the Company’s consolidated balance sheets, as the monetary value of the obligation under each potential outcome of the performance condition is predominantly based on a fixed monetary amount known at inception and will be settled in a variable number of shares. Subsequently, these awards are remeasured to the fair value at each reporting date until the number of Acquisition PRSUs eligible to vest is fixed, at which time these awards will be reclassified to equity. Stock-based compensation associated with these awards is recognized based on the probable outcome of the performance condition, using an accelerated attribution method over the requisite service period, with a cumulative catch-up adjustment recognized for changes in the fair value estimated at each reporting date. As of January 31, 2025, the liabilities associated with these Acquisition PRSUs were $11.1 million. The liabilities associated with these Acquisition PRSUs were not material as of each of January 31, 2026 and January 31, 2024.

A summary of liability-classified RSUs activity during the fiscal years ended January 31, 2026, 2025 and 2024 is as follows:

Number of Shares (in thousands)

Unvested Balance—January 31, 2023	—
Granted(1)	1,382
Unvested Balance—January 31, 2024	1,382
Granted(1)	118
Forfeited	(64)
Unvested Balance—January 31, 2025	1,436
Granted(1)	75
Forfeited	(45)
Unvested Balance—January 31, 2026	1,466
________________
(1)Represents the maximum number of Acquisition PRSUs that may be eligible to vest with respect to these awards over their full term.

Restricted Common Stock—From time to time, the Company has granted restricted common stock outside of the Plans. Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

A summary of restricted common stock activity outside of the Plans during the fiscal years ended January 31, 2026, 2025 and 2024 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share

Unvested Balance—January 31, 2023	428	$219.26
Granted	385	$194.28
Vested	(142)	$199.28
Unvested Balance—January 31, 2024	671	$209.15
Granted	445	$162.15
Vested	(219)	$213.81
Forfeited	(76)	$226.91
Unvested Balance—January 31, 2025	821	$180.82
Granted	29	$244.66
Vested	(334)	$184.36
Unvested Balance—January 31, 2026	516	$182.07

During the fiscal year ended January 31, 2025, in connection with the Datavolo business combination, the Company issued to certain of Datavolo’s employees a total of 0.4 million shares of the Company’s common stock in exchange for a portion of their Datavolo stock. These shares are subject to vesting agreements pursuant to which the shares will vest over four years, subject to each of these employees’ continued employment with the Company or its affiliates. The $64.6 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of four years. As of January 31, 2026 and 2025, 0.3 million and 0.4 million shares remained unvested.

During the fiscal year ended January 31, 2024, in connection with the Samooha business combination, the Company issued to certain of Samooha’s employees a total of 0.4 million shares of the Company’s common stock in exchange for a portion of their Samooha stock. These shares are subject to vesting agreements pursuant to which the shares will vest over four years, subject to each of these employees’ continued employment with the Company or its affiliates. The $74.8 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of four years. As of January 31, 2026 and 2025, 0.2 million and 0.3 million shares remained unvested, respectively.

See Note 7, “Business Combinations,” for further details.

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the grant-date fair values of stock options granted to employees during the fiscal year ended January 31, 2025:

Fiscal Year Ended January 31, 2025

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

No stock options were granted during each of the fiscal years ended January 31, 2026 and January 31, 2024.

The following table summarizes the assumptions used in estimating the fair values of ESPP Rights granted under the 2020 ESPP during the fiscal years ended January 31, 2026, 2025 and 2024:

	Fiscal Year Ended January 31,
	2026	2025	2024

Expected term (in years)	0.5	0.5	0.5
Expected volatility	48.4% - 54.1%	46.3% - 49.6%	48.4% - 71.3%
Risk-free interest rate	3.8% - 4.3%	4.5% - 5.4%	4.7% - 5.5%
Expected dividend yield	—%	—%	—%

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

Expected volatility—In fiscal 2024, the Company used the average volatility of its common stock and the stocks of a peer group of representative public companies to develop an expected volatility assumption. During the fiscal year ended January 31, 2025, the Company began using the average of (i) the historical volatility of its common stock, and (ii) the implied volatility from publicly traded options on its common stock to develop an expected volatility assumption.

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

The following table summarizes the assumptions used in estimating the fair value of liability-classified Acquisition PRSUs as of January 31, 2026, 2025 and 2024:

	Fiscal Year Ended January 31,
	2026	2025	2024

Expected volatility	50.0%	50.0%	60.0%
Risk-free interest rate	3.5%	4.2%	4.0%

Expected volatility—In fiscal 2024, expected volatility was estimated based on the historical volatility of the Company’s common stock. During the fiscal year ended January 31, 2025, the Company began using the average of (i) the historical volatility of its common stock, and (ii) the implied volatility from publicly traded options on its common stock to develop an expected volatility assumption.

Risk-free interest rate—Risk-free rate is estimated based upon quoted market yields for the United States Treasury debt securities for a term that approximates the period from the reporting date to January 31, 2027.

Stock-based compensation included in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

Cost of revenue	$139,170	$142,163	$123,363
Sales and marketing	378,886	331,807	299,657
Research and development	935,418	852,027	644,928
General and administrative	146,073	153,317	100,067
Stock-based compensation, net of amounts capitalized	1,599,547	1,479,314	1,168,015
Capitalized stock-based compensation	—	38,493	48,830
Total stock-based compensation	$1,599,547	$1,517,807	$1,216,845

As of January 31, 2026, total compensation cost related to unvested awards not yet recognized was $3.1 billion, which will be recognized over a weighted-average period of 2.7 years.

13. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

U.S.	$(1,377,141)	$(1,341,798)	$(875,703)
Foreign	65,231	56,699	26,480
Loss before income taxes	$(1,311,910)	$(1,285,099)	$(849,223)

The provision for (benefit from) income taxes consists of the following (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

Current provision:
State	$285	$806	$754
Foreign	19,177	10,978	14,775
Deferred benefit:
Federal	(5,392)	(6,294)	(15,376)
State	(1,130)	(1,011)	(4,700)
Foreign	4,185	(366)	(6,686)
Provision for (benefit from) income taxes	$17,125	$4,113	$(11,233)

The following table presents the required disclosure pursuant to ASU 2023-09 and reconciles the federal statutory tax amount and rate to the Company’s actual global effective tax amount and rate for the fiscal year ended January 31, 2026:

	Fiscal Year Ended January 31, 2026
	Amount (in thousands)	Percent

Federal statutory tax rate	$(275,501)	21.0%
State and local income taxes, net of federal income tax effect(1)	(11,049)	0.8
Foreign tax effects	6,016	(0.4)
Effect of cross-border tax laws	(12,112)	0.9
Tax credits:
Research and development tax credits	(122,741)	9.4
Change in valuation allowances	490,646	(37.4)
Nontaxable or nondeductible items:
Section 162(m) - limitation on executive compensation	25,271	(1.9)
Stock-based compensation	(128,731)	9.8
Other	6,032	(0.5)
Worldwide changes in unrecognized tax benefits	39,294	(3.0)
Provision for income taxes	$17,125	(1.3%)
________________
(1)State and local income tax benefits, net of federal income tax effect, was primarily attributable to California, which made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the federal statutory income tax amount to the Company’s actual global effective tax amount for the fiscal years ended January 2025 and 2024 (in thousands):

	Fiscal Year Ended January 31,
	2025	2024

Income tax benefit computed at federal statutory rate	$(269,871)	$(178,337)
State taxes, net of federal benefit	33,910	26,380
Research and development credits	(133,266)	(101,725)
Stock-based compensation	(7,667)	(148,600)
Change in valuation allowance	363,422	371,767
IRC Section 59A waived deductions	—	11,550
Other	17,585	7,732
Provision for (benefit from) income taxes	$4,113	$(11,233)

The following table presents the required disclosure pursuant to ASU 2023-09 regarding the amount of income taxes paid, net of refunds received (in thousands):

Fiscal Year Ended January 31, 2026

Federal	$—
State	533
Foreign:
Netherlands	3,449
India	2,665
France	1,062
Germany	942
Other Foreign	4,668
Total cash paid for income taxes, net of refunds received	$13,319

For the fiscal years ended January 31, 2025 and 2024, cash paid for income taxes, net of refunds received, was $15.7 million and $12.5 million, respectively.

A valuation allowance has been recognized to offset the Company’s deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized. As of January 31, 2026, 2025 and 2024, the Company believes it is more likely than not that its U.S. and U.K. deferred tax assets will not be fully realizable and continues to maintain a full valuation allowance against these net deferred tax assets.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are shown below (in thousands):

	January 31, 2026	January 31, 2025

Deferred tax assets:
Net operating losses carryforwards	$1,967,803	$1,707,649
Capitalized research and development	913,392	725,823
Tax credit carryforwards	648,589	511,504
Operating lease liabilities	113,268	104,517
Deferred revenue	67,582	95,779
Stock-based compensation	40,935	36,044
Capped call transactions	32,288	45,032
Net unrealized losses on strategic investments	21,850	6,143
Other	84,115	50,790
Total deferred tax assets	3,889,822	3,283,281
Less: valuation allowance	(3,696,149)	(3,104,505)
Net deferred tax assets	193,673	178,776
Deferred tax liabilities:
Intangible assets	(19,021)	(27,481)
Operating lease right-of-use assets	(72,684)	(94,997)
Deferred commissions	(103,104)	(56,662)
Other	(3,286)	(234)
Total deferred tax liabilities	(198,095)	(179,374)
Net deferred tax liabilities	$(4,422)	$(598)

The valuation allowance was $3.7 billion and $3.1 billion as of January 31, 2026 and 2025, respectively, primarily relating to U.S. federal and state net operating loss carryforwards, capitalized research and development, and tax credit carryforwards. The valuation allowance increased $591.6 million and $520.4 million during the fiscal years ended January 31, 2026 and January 31, 2024, respectively, primarily due to increased U.S. federal and state net operating loss carryforwards, capitalized research and development, and tax credit carryforwards. The valuation allowance increased $483.5 million during the fiscal year ended January 31, 2025, primarily due to increased capitalized research and development and tax credit carryforwards.

As of January 31, 2026, the Company had U.S. federal, state, and foreign net operating loss carryforwards of $7.3 billion, $6.5 billion, and $174.5 million, respectively. Of the $7.3 billion U.S. federal net operating loss carryforwards, $7.2 billion may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remaining $0.1 billion will begin to expire in 2032. The state net operating loss carryforwards begin to expire in 2027. The foreign net operating loss carryforwards may be carried forward indefinitely. As of January 31, 2026, the Company also had federal and state tax credits of $605.6 million and $275.5 million, respectively. The federal tax credit carryforwards will expire beginning in 2032 if not utilized. The state tax credit carryforwards do not expire. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Foreign withholding taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of January 31, 2026 due to the Company’s intention to permanently reinvest such earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The following table shows the changes in the gross amount of unrecognized tax benefits (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

Beginning balance	$151,660	$115,253	$75,180
Increases based on tax positions during the prior period	3,689	655	12,708
Increases based on tax positions during the current period	37,778	35,752	27,365
Foreign currency translation adjustments	(193)	—	—
Ending balance	$192,934	$151,660	$115,253

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various international jurisdictions. Tax years 2012 and forward generally remain open for examination for federal and state tax purposes. Tax years 2020 and forward generally remain open for examination for foreign tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards at January 31, 2026 and 2025 will remain subject to examination until the respective tax year is closed.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on stock repurchases. For the fiscal year ended January 31, 2026, the Inflation Act had no material impact to the Company, including its stock repurchase program.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of the United States research and development expenditures. For the fiscal year ended January 31, 2026, the OBBBA had no material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. common stockholders (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2026	2025	2024

Numerator:
Net loss	$(1,329,035)	$(1,289,212)	$(837,990)
Less: net income (loss) attributable to noncontrolling interest	2,581	(3,572)	(1,893)
Net loss attributable to Snowflake Inc. common stockholders	$(1,331,616)	$(1,285,640)	$(836,097)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted	337,493	332,707	328,001
Net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted	$(3.95)	$(3.86)	$(2.55)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

RSUs	21,537	24,790	20,957
Shares underlying the conversion option in the Notes	14,603	14,603	—
Stock options	13,766	21,653	27,369
Unvested restricted common stock	516	821	671
ESPP Rights	454	569	284
Total	50,876	62,436	49,281

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

15. Related Party Transactions
Jeremy Burton, a former member of the Company’s board of directors who served from March 2016 to January 2026, served as the chief executive officer and a member of the board of directors of Observe, Inc. (Observe), a privately-held company, until February 2, 2026. Observe had been the Company’s customer since 2018.

In January 2024, the Company renewed its customer agreement with Observe for a term of two years with a total contract value of $22.5 million. In November 2024, an additional customer agreement was entered into with Observe for a term of 13 months with a total contract value of $1.5 million. In July 2025, the Company entered into an additional customer agreement with Observe for a term of three years with a total contract value of $67.5 million. In August 2025, the Company also entered into a vendor agreement with Observe for a term of five months with a total contract value of $1.1 million. With respect to Observe, the Company recognized $24.6 million, $12.9 million, and $6.8 million of revenue for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. As of January 31, 2026 and 2025, the Company did not have material accounts receivable balance due from Observe.

During the fiscal years ended January 31, 2026 and 2025, as a minority investor, the Company made strategic investments of $20.0 million and $5.0 million, respectively, by purchasing non-marketable equity securities issued by Observe.

On February 2, 2026, the Company acquired the remaining ownership interest of Observe. See Note 16, “Subsequent Events,” for further details.

16. Subsequent Events
Business Combination

On February 2, 2026, the Company acquired all the outstanding capital stock of Observe, a privately-held company that built an AI-powered observability platform. The Company acquired Observe primarily for its developed technology and talent. The transaction will be accounted for as a business combination.

Prior to this business combination, the Company held a noncontrolling equity interest in Observe, which was accounted for using the Measurement Alternative with a carrying amount of $25.0 million (Previously Held Observe Equity Interest). Accordingly, the Company remeasured the Previously Held Observe Equity Interest at the date of the acquisition and recognized a loss of $2.2 million, which will be recorded in other income (expense), net on the Company’s condensed consolidated statement of operations for the three months ending April 30, 2026.

The acquisition date fair value of the preliminary purchase consideration was approximately $596.2 million, which was comprised of the following (in thousands), subject to the finalization of certain customary purchase price adjustments:

Estimated Fair Value

Cash	$286,172
Common stock(1)	285,348
Fair value of previously held equity interest(2)	22,768
Settlement of preexisting relationships(3)	1,952
Total	$596,240
________________
(1)Approximately 1.5 million shares of the Company’s common stock were included in the purchase consideration and the fair values of these shares were determined based on the closing market price of $190.68 per share on the acquisition date.
(2)The amount was determined based on the closing market price of $190.68 per share on the acquisition date.
(3)The amount represents the effective settlement of outstanding receivables and payables between the Company and Observe. No gain or loss was recognized upon settlement as amounts were determined to be reflective of fair market value.

Additionally, $212.0 million in RSUs were granted under the 2020 Plan for continuing employees attributable to post-combination services, and will be recognized as stock-based compensation over the requisite service period of two or four years.

Acquisition-related costs, recorded as general and administrative expenses, associated with this business combination were not material during the fiscal year ended January 31, 2026.

As discussed in Note 15, “Related Party Transactions,” prior to this business combination, Mr. Burton, a former member of the Company’s board of directors, served as the chief executive officer and a member of the board of directors of Observe.

The company is currently evaluating the purchase price allocation for the transaction. Given the limited time since the acquisition date, it is not practicable to disclose the initial accounting, including the purchase price allocation, or unaudited pro forma combined financial information for this transaction at the time of this filing.

Operating Leases

As set forth in Note 11, “Commitments and Contingencies,” in February 2026, the Company entered into agreements for new office facilities located in the United States and Germany, with a total commitment of $85 million, net of tenant incentives expected to be received. These leases will commence on various dates starting in fiscal 2027 with lease terms ranging from 7.2 years to 12.3 years. The Company will recognize the related right-of-use assets and lease liabilities, which have not yet been determined, at the respective lease commencement dates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of January 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2026. The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock Subject to Trading Arrangement	Expiration Date
Christian Kleinerman, EVP, Product Management	Adopted(1)	December 26, 2025	X		274,651(2)	April 1, 2027
Vivek Raghunathan, SVP, Engineering and Support	Adopted	December 31, 2025	X		38,975(2)	April 1, 2027
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(1)Adopted pursuant to Rule 10b5-1(c)(1)(ii)(D)(2).
(2)The actual number of shares subject to the trading arrangement under the Rule 10b5-1 Plan is expected to be different due to (i) our withholding of certain shares to satisfy tax withholding obligations in connection with the vesting of restricted stock units, (ii) the amount of restricted stock units acquired following determination of the achievement of pre-established financial performance goals for fiscal year 2026, and/or (iii) the amount of whole shares distributed in connection with the vesting of restricted stock units due to rounding, as applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026 (2026 Proxy Statement).

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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the 2026 Proxy Statement.

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

c.Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	7/3/2025
3.2	Amended and Restated Bylaws of Snowflake Inc.	8-K	001-39504	3.1	11/29/2023
4.1	Form of Common Stock Certificate.	10-Q	001-39504	4.1	9/5/2025
4.2	Description of Securities.					X
4.3	Indenture, dated as of September 27, 2024, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39504	4.1	9/27/2024
4.4	First Supplemental Indenture, dated as of November 22, 2024, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.	10-Q	001-39504	4.5	11/27/2024
4.5	Second Supplemental Indenture, dated as of July 3, 2025, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.	10-Q	001-39504	4.2	9/5/2025
4.6	Form of Global Note, representing Snowflake Inc.’s 0% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-39504	4.2	9/27/2024
4.7	Indenture, dated as of September 27, 2024, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39504	4.3	9/27/2024
4.8	First Supplemental Indenture, dated as of November 22, 2024, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.	10-Q	001-39504	4.6	11/27/2024
4.9	Second Supplemental Indenture, dated as of July 3, 2025, by and between Snowflake Inc. and U.S. Bank Trust Company, National Association, as Trustee.	10-Q	001-39504	4.3	9/5/2025
4.10	Form of Global Note, representing Snowflake Inc.’s 0% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.7).	8-K	001-39504	4.4	9/27/2024
10.1+	Snowflake Inc. 2012 Equity Incentive Plan.	S-1	333-248280	10.3	8/24/2020
10.2+	Forms of Option Agreement, Stock Option Grant Notice, and Notice of Exercise under 2012 Equity Incentive Plan.	S-1	333-248280	10.4	8/24/2020

10.3+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan.	S-1	333-248280	10.5	8/24/2020
10.4+	Snowflake Inc. 2020 Equity Incentive Plan.	S-1/A	333-248280	10.6	9/8/2020
10.5+	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under 2020 Equity Incentive Plan.	10-Q	001-39504	10.2	9/5/2025
10.6+	Forms of Global RSU Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.					X
10.7+	Snowflake Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-248280	10.9	9/8/2020
10.8+	Form of Indemnification Agreement entered into by and between Snowflake and each director and executive officer.	S-1	333-248280	10.10	8/24/2020
10.9+	Amended and Restated Offer Letter by and between Snowflake Inc. and Sridhar Ramaswamy, dated February 27, 2024.	8-K	001-39504	10.1	2/28/2024
10.10+	Confirmatory Offer Letter by and between Snowflake Inc. and Benoit Dageville, dated August 23, 2023.	8-K	001-39504	10.4	8/23/2023
10.11+	Confirmatory Offer Letter by and between Snowflake Inc. and Christian Kleinerman, dated August 23, 2023.	8-K	001-39504	10.6	8/23/2023
10.12+	Confirmatory Offer Letter by and between Snowflake Inc. and Vivek Raghunathan, dated September 26, 2024.	10-Q	001-39504	10.2	11/27/2024
10.13+	Offer Letter by and between Snowflake Inc. and Michael Gannon, dated March 4, 2025.	10-K	001-39504	10.16	3/21/2025
10.14+	Offer Letter by and between Snowflake Inc. and Brian Robins, dated August 27, 2025.	8-K	001-39504	10.1	9/3/2025
10.15+	Severance and Change in Control Plan and related participation agreement.	8-K	001-39504	10.7	8/23/2023
10.16+	Cash Incentive Bonus Plan.	10-Q	001-39504	10.3	9/5/2025
10.17+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39504	10.1	8/29/2024
10.18+	Consulting Agreement between Snowflake Inc. and Michael P. Scarpelli, dated February 25, 2025.	8-K	001-39504	10.1	2/26/2025
10.19	Form of Confirmation for Capped Call Transactions.	8-K	001-39504	10.1	9/27/2024
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of Snowflake Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Incentive Compensation Recoupment Policy.	10-K	001-39504	97.1	3/26/2024

101
The following financial information from Snowflake Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.
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

Date: March 20, 2026

SNOWFLAKE INC.

By:	/s/ Sridhar Ramaswamy
Name:	Sridhar Ramaswamy
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian Robins
Name:	Brian Robins
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Emily Ho
Name:	Emily Ho
Title:	Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Sridhar Ramaswamy, Brian Robins, Emily Ho, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sridhar Ramaswamy	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2026
Sridhar Ramaswamy

/s/ Brian Robins	Chief Financial Officer (Principal Financial Officer)	March 20, 2026
Brian Robins

/s/ Emily Ho	Chief Accounting Officer (Principal Accounting Officer)	March 20, 2026
Emily Ho

/s/ Frank Slootman	Chairman of the Board	March 20, 2026
Frank Slootman

/s/ Benoit Dageville	Director	March 20, 2026
Benoit Dageville

/s/ Teresa Briggs	Director	March 20, 2026
Teresa Briggs

/s/ Mark S. Garrett	Director	March 20, 2026
Mark S. Garrett

/s/ Kelly A. Kramer	Director	March 20, 2026
Kelly A. Kramer

/s/ Mark D. McLaughlin	Director	March 20, 2026
Mark D. McLaughlin

/s/ William F. Scannell	Director	March 20, 2026
William F. Scannell

/s/ Michael L. Speiser	Director	March 20, 2026
Michael L. Speiser

/s/ Jayshree V. Ullal	Director	March 20, 2026
Jayshree V. Ullal