Form 10-Q
period 2026-04-30
Snowflake Inc.
filed 2026-05-29
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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

As of May 15, 2026, there were 346.6 million shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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
•our ability to continue to innovate and make new features generally available to customers, including our development and use of artificial intelligence (AI) and machine learning technology, and our customers’ adoption and use of such features;
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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.snowflake.com), our filings with the Securities and Exchange Commission (SEC), webcasts, press releases, and conference calls. We use these forms of media, including our website, as well as social media, including certain X (e.g., @Snowflake) and LinkedIn accounts (e.g., https://www.linkedin.com/company/snowflake-computing/) held and/or managed by us or our executive officers, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information we make available on our website or social media may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information we make available on our website and social media.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	April 30, 2026	January 31, 2026

Assets
Current assets:
Cash and cash equivalents	$2,084,715	$2,828,163
Short-term investments	870,283	1,201,523
Accounts receivable, net	579,719	1,303,740
Deferred commissions, current	212,886	214,058
Prepaid expenses and other current assets	229,504	195,128
Total current assets	3,977,107	5,742,612
Long-term investments	1,432,494	755,013
Property and equipment, net	227,207	248,611
Operating lease right-of-use assets	294,863	274,897
Goodwill	1,537,185	1,194,367
Intangible assets, net	451,357	246,916
Deferred commissions, non-current	222,000	241,759
Other assets	412,043	428,320
Total assets	$8,554,256	$9,132,495
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,062	$145,559
Accrued expenses and other current liabilities	814,634	879,537
Operating lease liabilities, current	55,783	49,598
Deferred revenue, current	2,851,812	3,346,997
Total current liabilities	3,777,291	4,421,691
Convertible senior notes, net	2,281,903	2,279,827
Operating lease liabilities, non-current	434,409	411,689
Deferred revenue, non-current	25,663	14,440
Other liabilities	95,268	80,746
Total liabilities	6,614,534	7,208,393
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of each of April 30, 2026 and January 31, 2026	—	—
Common stock; $0.0001 par value per share; 2,500,000 shares authorized, 346,991 and 344,317 shares issued as of April 30, 2026 and January 31, 2026, respectively; 346,601 and 343,918 shares outstanding as of April 30, 2026 and January 31, 2026, respectively	34	34
Treasury stock, at cost; 390 and 399 shares held as of April 30, 2026 and January 31, 2026, respectively	(53,261)	(54,488)
Additional paid-in capital	12,086,411	11,469,468
Accumulated other comprehensive income (loss)	(3,639)	3,337
Accumulated deficit	(10,089,823)	(9,494,249)
Total stockholders’ equity	1,939,722	1,924,102
Total liabilities and stockholders’ equity	$8,554,256	$9,132,495

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2026	2025

Revenue	$1,390,951	$1,042,074
Cost of revenue	464,500	348,786
Gross profit	926,451	693,288
Operating expenses:
Sales and marketing	588,952	458,554
Research and development	534,937	472,404
General and administrative	128,716	209,587
Total operating expenses	1,252,605	1,140,545
Operating loss	(326,154)	(447,257)
Interest income	41,145	53,163
Interest expense	(2,080)	(2,071)
Other expense, net	(9,571)	(28,058)
Loss before income taxes	(296,660)	(424,223)
Provision for (benefit from) income taxes	(1,089)	5,729
Net loss	(295,571)	(429,952)
Less: net income attributable to noncontrolling interest	—	140
Net loss attributable to Snowflake Inc.	$(295,571)	$(430,092)
Net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted	$(0.86)	$(1.29)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted	345,391	332,657

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025

Net loss	$(295,571)	$(429,952)
Other comprehensive income (loss):
Cash flow hedges:
Net change in unrealized gains or losses	185	8,787
Net realized gains reclassified into net loss	(180)	(608)
Net change in unrealized gains or losses on available-for-sale debt securities	(7,053)	2,229
Other	72	(1)
Total other comprehensive income (loss)	(6,976)	10,407
Comprehensive loss	(302,547)	(419,545)
Less: comprehensive income attributable to noncontrolling interest	—	140
Comprehensive loss attributable to Snowflake Inc.	$(302,547)	$(419,685)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended April 30, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2026	344,317	$34	(399)	$(54,488)	$11,469,468	$3,337	$(9,494,249)	$1,924,102
Issuance of common stock upon exercise of stock options	832	—	—	—	6,514	—	—	6,514
Issuance of common stock under employee stock purchase plan	445	—	—	—	66,987	—	—	66,987
Issuance of common stock in connection with a business combination	1,496	—	—	—	285,348	—	—	285,348
Issuance of common stock in connection with a business combination subject to future vesting	43	—	—	—	—	—	—	—
Vesting of restricted stock units	2,339	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(805)	—	—	—	(143,360)	—	—	(143,360)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	(1,676)	—	—	—	—	—	(300,003)	(300,003)
Reissuance of treasury stock upon settlement of equity awards	—	—	9	1,227	(1,227)	—	—	—
Stock-based compensation	—	—	—	—	402,681	—	—	402,681
Other comprehensive loss	—	—	—	—	—	(6,976)	—	(6,976)
Net loss	—	—	—	—	—	—	(295,571)	(295,571)
BALANCE—April 30, 2026	346,991	$34	(390)	$(53,261)	$12,086,411	$(3,639)	$(10,089,823)	$1,939,722

	Three Months Ended April 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2025	334,301	$34	(436)	$(59,505)	$10,355,211	$(2,236)	$(7,293,575)	$2,999,929	$6,714	$3,006,643
Issuance of common stock upon exercise of stock options	847	—	—	—	6,218	—	—	6,218	—	6,218
Issuance of common stock under employee stock purchase plan	554	—	—	—	53,193	—	—	53,193	—	53,193
Vesting of restricted stock units	2,415	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(839)	—	—	—	(131,334)	—	—	(131,334)	—	(131,334)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	(3,214)	—	—	—	—	—	(490,840)	(490,840)	—	(490,840)
Reissuance of treasury stock upon settlement of equity awards	—	—	10	1,352	(1,352)	—	—	—	—	—
Stock-based compensation	—	—	—	—	390,519	—	—	390,519	—	390,519
Other comprehensive income	—	—	—	—	—	10,407	—	10,407	—	10,407
Net income (loss)	—	—	—	—	—	—	(430,092)	(430,092)	140	(429,952)
BALANCE—April 30, 2025	334,064	$34	(426)	$(58,153)	$10,672,455	$8,171	$(8,214,507)	$2,408,000	$6,854	$2,414,854
See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(295,571)	$(429,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,605	48,804
Non-cash operating lease costs	17,882	17,842
Amortization of deferred commissions	57,730	25,796
Stock-based compensation, net of any amounts capitalized	402,470	379,460
Net accretion of discounts on investments	(2,205)	(7,652)
Net realized and unrealized losses on strategic investments	9,498	29,685
Amortization of debt issuance costs	2,080	2,071
Asset impairment related to office facility exits	17,724	106,488
Deferred income tax	(6,562)	—
Other	2,821	(5,174)
Changes in operating assets and liabilities, net of effects of a business combination:
Accounts receivable	747,217	393,657
Deferred commissions	(36,799)	(31,114)
Prepaid expenses and other assets	(22,455)	(17,852)
Accounts payable	(89,673)	(4,423)
Accrued expenses and other liabilities	(80,791)	3,935
Operating lease liabilities	(19,207)	(11,838)
Deferred revenue	(528,541)	(271,360)
Net cash provided by operating activities	243,223	228,373
Cash flows from investing activities:
Purchases of property and equipment	(10,451)	(44,989)
Cash paid for a business combination, net of cash, cash equivalents and restricted cash acquired	(252,457)	—
Purchases of investments	(896,447)	(1,012,575)
Sales of investments	109,694	17,399
Maturities and redemptions of investments	445,170	984,182
Net cash used in investing activities	(604,491)	(55,983)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,579	6,260
Proceeds from issuance of common stock under employee stock purchase plan	66,987	53,193
Taxes paid related to net share settlement of equity awards	(142,846)	(132,498)
Repurchases of common stock	(300,003)	(490,638)
Payments of deferred purchase consideration for business combinations	(2,250)	(374)
Net cash used in financing activities	(371,533)	(564,057)

	Three Months Ended April 30,
	2026	2025

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,824)	12,397
Net decrease in cash, cash equivalents, and restricted cash	(735,625)	(379,270)
Cash, cash equivalents, and restricted cash—beginning of period	2,864,303	2,698,678
Cash, cash equivalents, and restricted cash—end of period	$2,128,678	$2,319,408
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$14,914	$32,184
Non-cash consideration for a business combination	$310,068	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$2,084,715	$2,243,083
Restricted cash—included in other assets and prepaid expenses and other current assets	43,963	76,325
Total cash, cash equivalents, and restricted cash	$2,128,678	$2,319,408
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

2. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on January 31. For example, references to fiscal 2027 refer to the fiscal year ending January 31, 2027.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, which was filed with the SEC on March 20, 2026.

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2026 and the results of operations for the three months ended April 30, 2026 and 2025, and cash flows for the three months ended April 30, 2026 and 2025. The condensed balance sheet as of January 31, 2026 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended April 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Snowflake, its wholly-owned subsidiaries, and, prior to October 31, 2025, a majority-owned subsidiary in which the Company had a controlling financial interest. All intercompany transactions and balances have been eliminated in consolidation. The Company recorded noncontrolling interest in its condensed consolidated financial statements for the three months ended April 30, 2025 to recognize the minority ownership interest in its majority-owned subsidiary. Profits and losses of the majority-owned subsidiary were attributed to controlling and noncontrolling interests using the hypothetical liquidation at book value method.

Segment Information

The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis, including, but not limited to, the Company’s consolidated net loss, for purposes of making operating decisions, assessing financial performance, and allocating resources.

The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Three Months Ended April 30,
	2026	2025

Revenue	$1,390,951	$1,042,074
Cost of revenue and operating expenses:
Cost of product revenue(1)(2)	386,874	285,276
Cost of professional services and other revenue(2)	77,626	63,510
Sales and marketing(2)	588,952	458,554
Research and development(2)	534,937	472,404
General and administrative(2)	128,716	209,587
Interest income	(41,145)	(53,163)
Interest expense	2,080	2,071
Other expense, net	9,571	28,058
Provision for (benefit from) income taxes	(1,089)	5,729
Net loss	$(295,571)	$(429,952)
________________
(1)Third-party cloud infrastructure expenses incurred in connection with customers’ use of the Snowflake platform and the deployment and maintenance of the platform on public clouds, including different regional deployments, represented approximately 73% and 68% of cost of product revenue for the three months ended April 30, 2026 and 2025, respectively.
(2)Personnel-related expenses, excluding stock-based compensation and associated payroll taxes, represented approximately 37% and 34% of the Company’s total cost of revenue and operating expenses for the three months ended April 30, 2026 and 2025, respectively. These expenses consist primarily of salaries, benefits, bonuses, and sales commissions and draws paid to the Company’s sales force, including amortization of deferred commissions, and associated payroll taxes. They also include salaries, benefits, and bonuses allocated as part of overhead costs. See Note 12, “Equity,” for details regarding the Company’s stock-based compensation.

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

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	April 30, 2026	January 31, 2026

United States	$393,194	$392,566
Other(1)	128,876	130,942
Total	$522,070	$523,508
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of each of April 30, 2026 and January 31, 2026.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, which was filed with the SEC on March 20, 2026. There have been no significant changes to the Company’s accounting policies during the three months ended April 30, 2026.

Recently Adopted Accounting Pronouncement

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The Company adopted this guidance effective February 1, 2026 on a prospective basis, and the adoption did not have a material impact on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance related to internal-use software by removing all references to software development projects stages so that the guidance is neutral to different software development methods. The Company early adopted this guidance effective February 1, 2026 on a prospective basis, and the adoption did not have a material impact on its condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides guidance on the recognition, measurement, and presentation of government grants. This guidance is effective for the Company for its fiscal year and all interim periods beginning February 1, 2029 on either a modified prospective, modified retrospective or full retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

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

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations

Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Three Months Ended April 30,
	2026	2025

Product revenue	$1,334,329	$996,813
Professional services and other revenue	56,622	45,261
Total	$1,390,951	$1,042,074

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Three Months Ended April 30,
	2026	2025

Americas:
United States	$1,043,519	$784,507
Other Americas(1)	36,009	29,661
EMEA(1)(2)	230,617	168,809
Asia-Pacific and Japan(1)	80,806	59,097
Total	$1,390,951	$1,042,074
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East and Africa.

Accounts Receivable, Net

The Company’s allowance for credit losses was not material as of each of April 30, 2026 and January 31, 2026.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of each of April 30, 2026 and January 31, 2026, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the three months ended April 30, 2026 and 2025.

Deferred Revenue

The Company recognized $988.7 million and $820.9 million of revenue for the three months ended April 30, 2026 and 2025, respectively, from the deferred revenue balances as of January 31, 2026 and 2025, respectively.

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

As of April 30, 2026, the Company’s RPO was approximately $9.2 billion, of which the Company expects approximately 50% to be recognized as revenue in the 12 months ending April 30, 2027 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents, Investments, and Strategic Investments

Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	April 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$1,401,999	$—	$—	$1,401,999
Time deposits	107,558	—	—	107,558
U.S. government securities	44,360	1	—	44,361
Commercial paper	2,770	—	—	2,770
Total cash equivalents	1,556,687	1	—	1,556,688
Investments:
Corporate notes and bonds	1,851,397	1,303	(3,188)	1,849,512
U.S. government and agency securities	401,565	449	(123)	401,891
Certificates of deposit	25,298	9	—	25,307
Asset-backed securities	21,496	—	(36)	21,460
Commercial paper	4,611	—	(4)	4,607
Total investments	2,304,367	1,761	(3,351)	2,302,777
Total cash equivalents and investments	$3,861,054	$1,762	$(3,351)	$3,859,465

	January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$1,752,777	$—	$—	$1,752,777
Time deposits	108,727	—	—	108,727
U.S. government securities	94,523	9	—	94,532
Commercial paper	40,384	2	(7)	40,379
Certificates of deposit	2,808	—	—	2,808
Corporate notes and bonds	75	—	—	75
Total cash equivalents	1,999,294	11	(7)	1,999,298
Investments:
Corporate notes and bonds	1,382,374	4,473	(11)	1,386,836
U.S. government and agency securities	484,453	961	(14)	485,400
Certificates of deposit	65,643	46	—	65,689
Commercial paper	18,605	6	—	18,611
Total investments	1,951,075	5,486	(25)	1,956,536
Total cash equivalents and investments	$3,950,369	$5,497	$(32)	$3,955,834

The Company included $21.3 million and $16.9 million of interest receivable in prepaid expenses and other current assets on the condensed consolidated balance sheets as of April 30, 2026 and January 31, 2026, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of April 30, 2026 and January 31, 2026 because such potential losses were not material.

As of April 30, 2026, the contractual maturities of the Company’s available-for-sale marketable debt securities did not exceed 60 months. The estimated fair values of available-for-sale marketable debt securities, classified as short-term or long-term investments on the Company’s condensed consolidated balance sheets, by remaining contractual maturity, are as follows (in thousands):

April 30, 2026
Estimated Fair Value

Due within 1 year	$870,283
Due in 1 year to 3 years	829,841
Due in 3 years to 5 years	602,653
Total	$2,302,777

Gross unrealized losses on the Company’s available-for-sale marketable debt securities were not material as of each of April 30, 2026 and January 31, 2026.

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair values of these securities due to credit related factors was not material as of each of April 30, 2026 and January 31, 2026.

Strategic Investments

The Company’s strategic investments consist primarily of non-marketable equity securities recorded at cost minus impairment, if any, and adjusted for observable transactions for the same or similar investments of the same issuer (referred to as the Measurement Alternative).

The following table presents the Company’s strategic investments by type (in thousands):

	April 30, 2026	January 31, 2026

Equity securities:
Non-marketable equity securities under Measurement Alternative	$336,574	$359,114
Non-marketable equity securities under equity method	5,329	5,241
Marketable equity securities	6,628	6,264
Debt securities:
Non-marketable debt securities	5,000	10,000
Total strategic investments—included in other assets	$353,531	$380,619

The following table summarizes the gains and losses associated with the Company’s strategic investments (in thousands):

	Three Months Ended April 30,
	2026	2025

Unrealized losses on non-marketable equity securities under Measurement Alternative:
Impairments	$(2,000)	$(26,521)
Net unrealized gains (losses) on marketable equity securities	364	(4,468)
Net unrealized gains (losses) on strategic investments in equity securities	(1,636)	(30,989)
Net realized gains (losses) on strategic investments in equity securities(1)	(1,862)	1,304
Change in fair value of a non-marketable debt security accounted for under fair value option	(6,000)	—
Total—included in other expense, net	$(9,498)	$(29,685)
________________
(1)The net realized losses on strategic investments in equity securities for the three months ended April 30, 2026 primarily relate to a remeasurement loss of $2.2 million recognized on a previously held equity interest in Observe, Inc. See Note 7, “Business Combinations,” for further details. For strategic investments in equity securities sold, the realized gains or losses represent the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

No upward adjustments were recognized for each of the three months ended April 30, 2026 and 2025. The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative held by the Company as of April 30, 2026 were $18.3 million and $84.8 million, respectively.

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

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of April 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$1,401,999	$—	$—	$1,401,999
Time deposits	—	107,558	—	107,558
U.S. government securities	—	44,361	—	44,361
Commercial paper	—	2,770	—	2,770
Short-term investments:
Corporate notes and bonds	—	629,364	—	629,364
U.S. government and agency securities	—	211,005	—	211,005
Certificates of deposit	—	25,307	—	25,307
Commercial paper	—	4,607	—	4,607
Long-term investments:
Corporate notes and bonds	—	1,220,148	—	1,220,148
U.S. government and agency securities	—	190,886	—	190,886
Asset-backed securities	—	21,460	—	21,460
Strategic investments—included in other assets:
Marketable equity securities	6,628	—	—	6,628
Non-marketable debt securities	—	—	5,000	5,000
Derivative assets—included in prepaid expenses and other current assets:
Foreign currency forward contracts	—	2,164	—	2,164
Total assets	$1,408,627	$2,459,630	$5,000	$3,873,257
Liabilities:
Derivative liabilities—included in accrued expenses and other current liabilities and other liabilities:
Foreign currency forward contracts	$—	$(1,860)	$—	$(1,860)
Total liabilities	$—	$(1,860)	$—	$(1,860)

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of January 31, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$1,752,777	$—	$—	$1,752,777
Time deposits	—	108,727	—	108,727
U.S. government securities	—	94,532	—	94,532
Commercial paper	—	40,379	—	40,379
Certificates of deposit	—	2,808	—	2,808
Corporate notes and bonds	—	75	—	75
Short-term investments:
Corporate notes and bonds	—	860,872	—	860,872
U.S. government and agency securities	—	256,351	—	256,351
Certificates of deposit	—	65,689	—	65,689
Commercial paper	—	18,611	—	18,611
Long-term investments:			—
Corporate notes and bonds	—	525,964	—	525,964
U.S. government and agency securities	—	229,049	—	229,049
Strategic investments—included in other assets:
Marketable equity securities	6,264	—	—	6,264
Non-marketable debt securities	—	—	10,000	10,000
Derivative assets—included in prepaid expenses and other current assets:
Foreign currency forward contracts	—	1,779	—	1,779
Total assets	$1,759,041	$2,204,836	$10,000	$3,973,877
Liabilities:
Derivative liabilities—included in accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$(2,141)	$—	$(2,141)
Total liabilities	$—	$(2,141)	$—	$(2,141)

The Company determines the fair value of its security holdings based on pricing from the Company’s service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curve, volatility factors, credit spreads, default rates, loss severity, structural features, estimated cash flows, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.

The Company’s derivative financial instruments, consisting of foreign currency forward contracts, are carried at fair value on the condensed consolidated balance sheets. The following table summarizes the notional amounts of the Company’s outstanding derivative financial instruments (in thousands):

	April 30, 2026	January 31, 2026

Foreign currency forward contracts not designated as hedging instruments	$187,161	$228,997
Foreign currency forward contracts designated as cash flow hedges	256,518	86,992
Total derivative financial instruments	$443,679	$315,989

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

See Note 10, “Convertible Senior Notes,” for the fair value measurement of the Company’s convertible senior notes.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	April 30, 2026	January 31, 2026

Leasehold improvements	$135,589	$133,374
Computers, equipment, and software	81,531	69,213
Furniture and fixtures	33,759	32,548
Capitalized software development costs	230,411	231,131
Construction in progress—capitalized software development costs	4,137	4,973
Construction in progress—other	7,053	17,274
Total property and equipment, gross	492,480	488,513
Less: accumulated depreciation and amortization(1)	(265,273)	(239,902)
Total property and equipment, net	$227,207	$248,611
________________
(1)Includes $170.1 million and $154.6 million of accumulated amortization related to capitalized software development costs as of April 30, 2026 and January 31, 2026, respectively.

Depreciation and amortization expense was $27.0 million and $24.7 million for the three months ended April 30, 2026 and 2025, respectively. Included in these amounts was the amortization of capitalized software development costs of $17.0 million and $16.8 million for the three months ended April 30, 2026 and 2025, respectively.

Impairment charges were not material for the three months ended April 30, 2026. During the three months ended April 30, 2025, the Company recognized impairment charges of $20.6 million, mainly for leasehold improvements and furniture and fixtures, primarily relating to the cease-use of its San Mateo office facility. Such impairment charges were recorded as general and administrative expenses on the condensed consolidated statement of operations. See Note 11, “Commitments and Contingencies,” for further details.

7. Business Combinations

Observe, Inc.

On February 2, 2026, the Company acquired all of the outstanding capital stock of Observe, Inc. (Observe), a privately-held company that built an AI-powered observability platform. The Company acquired Observe primarily for its developed technology and talent. The Company has accounted for this transaction as a business combination.

Prior to this business combination, the Company held a noncontrolling equity interest in Observe, which was accounted for using the Measurement Alternative with a carrying amount of $25.0 million (Previously Held Observe Equity Interest). Accordingly, the Company remeasured the Previously Held Observe Equity Interest at the date of the acquisition and recognized a loss of $2.2 million, which is recorded in other expense, net on the Company’s condensed consolidated statement of operations for the three months ended April 30, 2026.

The acquisition date fair value of the preliminary purchase consideration was $595.8 million, which was comprised of the following (in thousands):

Estimated Fair Value

Cash(1)	$285,729
Common stock(2)	285,348
Fair value of Previously Held Observe Equity Interest(3)	22,768
Settlement of preexisting relationships(4)	1,952
Total	$595,797
________________
(1)Net of $4.5 million in unsettled post-closing adjustments as of April 30, 2026.
(2)Approximately 1.5 million shares of the Company’s common stock were included in the purchase consideration and the fair values of these shares were determined based on the closing market price of $190.68 per share on the acquisition date.
(3)The amount was determined based on the closing market price of $190.68 per share on the acquisition date.
(4)The amount represents the effective settlement of outstanding receivables from Observe. No gain or loss was recognized upon settlement as amounts were determined to be reflective of fair market value.

The following table summarizes the preliminary allocation of purchase consideration to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition:

	Estimated Fair Value (in thousands)	Estimated Weighted-Average Useful Life (in years)

Cash, cash equivalents, and restricted cash	$37,818
Accounts receivable	27,690
Developed technology intangible asset	190,000	5
Customer relationships intangible asset	35,000	5
Order backlog intangible asset	10,000	2
Brand intangible asset	10,000	5
Operating lease right-of-use assets	12,392
Deferred revenue	(44,373)
Operating lease liabilities	(12,124)
Other net tangible liabilities	(6,862)
Deferred tax liabilities, net(1)	(6,562)
Total identifiable net assets	252,979
Goodwill	342,818
Total purchase consideration	$595,797
________________
(1) Deferred tax liabilities, net primarily relate to the intangible assets acquired and the amount presented is net of deferred tax assets.

The fair value of the developed technology intangible asset was estimated using the relief-from-royalty method under the income approach, which utilizes assumptions including projected future revenue generated from the acquired asset, royalty rate, discount rate, and technology migration curve. The fair value of the customer relationships intangible asset was estimated using the multi-period excess earnings method under the income approach, which utilizes assumptions including projected future revenue generated from the acquired asset, projected expenses, and discount rate. The acquired intangible assets had a total weighted-average amortization period of 4.9 years.

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

Additionally, $212.0 million in RSUs were granted under the 2020 Plan for continuing employees attributable to post-combination services, and are recognized as stock-based compensation over the requisite service period of two or four years.

Acquisition-related costs, recorded as general and administrative expenses, associated with this business combination were not material during the three months ended April 30, 2026.

The results of operations of Observe from the date of acquisition, which were not material, have been included in the Company’s condensed consolidated statements of operations for the three months ended April 30, 2026.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Observe, as if Observe had been acquired as of February 1, 2025 (in thousands):

	Pro Forma
	Three Months Ended April 30,
	2026	2025

	(unaudited)
Revenue	$1,390,951	$1,048,388
Net loss	$(299,985)	$(482,641)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of operations of Observe to reflect certain business combination effects, including the amortization of the acquired intangible assets, stock-based compensation, income tax impact, acquisition-related costs and other non-recurring costs incurred by the Company and Observe as though this business combination occurred as of February 1, 2025, the beginning of the Company’s fiscal 2026. The historical consolidated financial information in the unaudited pro forma table above has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to this business combination, reasonably estimable, and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if this business combination had taken place as of February 1, 2025.

8. Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	April 30, 2026
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$524,963	$(173,379)	$351,584
Customer relationships	51,400	(10,771)	40,629
Developer community	154,900	(124,964)	29,936
Assembled workforce	57,822	(48,710)	9,112
Other	30,185	(10,515)	19,670
Total finite-lived intangible assets	$819,270	$(368,339)	$450,931
Indefinite-lived intangible assets—trademarks			426
Total intangible assets, net			$451,357

	January 31, 2026
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$334,963	$(147,893)	$187,070
Developer community	154,900	(117,418)	37,482
Assembled workforce	57,822	(46,909)	10,913
Customer relationships	16,400	(6,796)	9,604
Patents and other	10,185	(8,764)	1,421
Total finite-lived intangible assets	$574,270	$(327,780)	$246,490
Indefinite-lived intangible assets—trademarks			426
Total intangible assets, net			$246,916

Amortization expense of intangible assets was $40.6 million and $24.1 million for the three months ended April 30, 2026 and 2025, respectively. Cost and accumulated amortization of fully amortized intangible assets are removed from the Company's consolidated balance sheets when they are no longer in use.

As of April 30, 2026, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
Remainder of 2027	$122,932
2028	127,055
2029	80,397
2030	66,885
2031	53,084
Thereafter	578
Total	$450,931
Goodwill

Changes in goodwill were as follows (in thousands):

Amount

Balance—January 31, 2026	$1,194,367
Additions	342,818
Balance—April 30, 2026	$1,537,185

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2026	January 31, 2026

Accrued compensation	$244,581	$304,619
Accrued customer liabilities related to Snowflake Marketplace(1)	149,692	122,893
Accrued third-party cloud infrastructure expenses	139,669	121,727
Liabilities associated with sales, marketing, and business development programs	68,071	54,462
Accrued taxes	21,295	35,640
Employee contributions under employee stock purchase plan	19,090	69,161
Accrued professional services	16,185	16,043
Employee payroll tax withheld on employee stock transactions	10,050	18,127
Accrued purchases of property and equipment	9,824	10,446
Other	136,177	126,419
Total accrued expenses and other current liabilities	$814,634	$879,537
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

The Sale Price Trigger was met during each of the three months ended July 31, 2025, October 31, 2025, and January 31, 2026, and as a result, holders were entitled to convert the Notes at any time during each of the three months ended October 31, 2025, January 31, 2026, and April 30, 2026. Through April 30, 2026, the amount of the principal balance of the 2027 Notes that had been converted was not material. The Company continues to classify the net carrying amount of the Notes as a non-current liability as the Company has the option to settle the obligation in shares upon conversion and the Notes’ maturity dates are more than 12 months away.

The following table presents the net carrying values and fair values of each series of Notes as of April 30, 2026 (in thousands):

	Principal	Unamortized Debt Issuance Costs	Net Carrying Value	Fair Value
				Amount	Leveling

2027 Notes	$1,149,997	$7,401	$1,142,596	$1,311,572	Level 2
2029 Notes	$1,150,000	$10,693	$1,139,307	$1,351,058	Level 2

The fair value was determined based on the quoted prices of the Notes in an inactive market on the last traded day of the fiscal quarter and has been classified as Level 2 in the fair value hierarchy.

Amortization of debt issuance costs was not material for each of the three months ended April 30, 2026 and 2025.

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

In February 2026, the Company entered into a lease agreement for a new office facility located in the United States with a total commitment of $52.0 million, net of tenant incentives expected. The lease commenced during the three months ended April 30, 2026, with an expiration date in fiscal 2039, and resulted in an increase of $27.9 million in each of the Company’s operating lease right-of-use assets and operating lease liabilities.

As of April 30, 2026, the Company had committed $69.7 million for leases signed but not yet commenced based on the exchange rate as of April 30, 2026. These leases will commence on various dates starting in fiscal 2027 with lease terms ranging from 5.0 years to 7.2 years.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2033. Such subleases have all been classified as operating leases. Sublease income is recorded as a reduction to the Company’s operating lease costs. Sublease income was not material for each of the three months ended April 30, 2026 and 2025.

Impairment charges were not material for the three months ended April 30, 2026. During the three months ended April 30, 2025, the Company recognized impairment charges of $85.9 million for operating lease right-of-use assets, and $20.6 million for property and equipment, net, primarily relating to the cease-use of its San Mateo office facility. Such impairment charges were recorded as general and administrative expenses on the condensed consolidated statement of operations. These impairment charges represent the amounts by which the carrying values of the asset groups exceeded their estimated fair values, and were recorded as general and administrative expenses on the condensed consolidated statement of operations. The fair values of the impaired asset groups were estimated using discounted cash flow models (income approach) based on market participant assumptions, including the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates to reflect the level of risk associated with receiving future cash flows. These assumptions are classified within Level 3 inputs of the fair value hierarchy. The fair values of the impaired asset groups are not material.

Other Contractual Commitments—Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level.

In April 2026, the Company amended one of its third-party cloud infrastructure agreements (April 2026 Amendment). Under the amended agreement, the Company has committed to a cumulative minimum spend of $6.0 billion over a five-year contract term ending March 31, 2031 with minimum spend for each contract year ranging from $900.0 million to $1.25 billion. The Company is required to pay the difference if it fails to meet the cumulative spend or minimum spend for any contract year, and such payments can be applied to qualifying spend on cloud infrastructure services during the term of the April 2026 Amendment. The Company is no longer required to fulfill the remaining non-cancelable purchase commitment under the agreement prior to the April 2026 Amendment.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three months ended April 30, 2026 and 2025.

Legal Matters—On March 23, 2021, a former employee filed a charge with the National Labor Relations Board (NLRB) claiming that he was terminated in retaliation for engaging in concerted activity protected under the National Labor Relations Act. On September 15, 2023, following a hearing before a NLRB administrative law judge, the administrative law judge issued his ruling in favor of the former employee and ordered that he be awarded certain compensatory and other damages. The Company is appealing the ruling to the Board of the NLRB. The Company believes it is reasonably possible that a loss could ultimately result from an unfavorable outcome and that an estimate of the potential range of loss is between zero and $25 million, plus interest. No material loss accrual was recorded on the Company’s condensed consolidated balance sheets as of each of April 30, 2026 and January 31, 2026, because management believes the likelihood of material loss resulting from this charge is not probable given the further appellate proceedings that are due to take place.

On February 29, 2024, a stockholder class action lawsuit was filed against the Company, the Company’s former Chief Executive Officer, and the Company’s former Chief Financial Officer in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. On April 7, 2025, the lead plaintiff filed a second amended complaint seeking an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. After the Court granted the Company’s motion to dismiss the second amended complaint and granted the lead plaintiff leave to file a third amended complaint, the lead plaintiff filed its third amended complaint on April 14, 2026 and the Company’s motion to dismiss is due June 3, 2026. In addition, since the filing of the class action lawsuit, five additional complaints containing securities derivative claims have been filed in the Chancery Court of the State of Delaware, United States District Court for the District of Delaware, and United States District Court for the Northern District of California, respectively, against the Company and certain of the Company’s directors and executive officers alleging similar violations. The derivative claims have been stayed pending resolution of the anticipated motion to dismiss the third amended complaint. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company and the other defendants intend to vigorously defend against the claims in these actions.

On June 13, 2024, a class action was filed in the United States District Court for the District of Montana against the Company alleging that the Company failed to take reasonable measures to secure systems that contained consumer data, thereby allowing threat actors to access and exfiltrate personally identifiable information. In the months that followed, numerous additional class actions making the same or similar allegations were filed in the United States and Canada against the Company and/or customers whose consumer or employee data was exfiltrated. Among other claims, the complaints assert common law claims for negligence, breach of fiduciary duty, breach of implied contract, and unjust enrichment, as well as statutory claims, and seek an unspecified amount of damages, attorneys’ fees and costs, as well as injunctive relief. On October 4, 2024, an order was issued by the United States Judicial Panel on Multidistrict Litigation combining the class actions filed in the United States into a multidistrict litigation in the District of Montana. On February 3, 2025, plaintiffs filed their representative complaint on behalf of the consumer plaintiffs. On February 14, 2025, the Court created a separate financial institution track to represent the interests of certain financial institutions (FI Plaintiffs) and an FI Plaintiff representative complaint was subsequently filed. On May 20, 2025, the plaintiffs filed an amended representative complaint on behalf of the consumer plaintiffs that asserted additional claims regarding the breach of a Snowflake customer account containing personally identifiable information from the Los Angeles Unified School District. On October 28 and 29, 2025, the Court denied the Company’s motions to dismiss the claims of the consumer plaintiffs and FI Plaintiffs. On December 19, 2025 the Company filed its answers to the complaints and the matter is currently in discovery. In addition to the multidistrict litigation, a class action is pending in the Supreme Court of British Columbia. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend against the claims in these actions.

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

On February 24, 2026, a stockholder class action lawsuit was filed against the Company, the Company’s former Chief Executive Officer, and the Company’s former Chief Financial Officer in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, and other costs. On March 24, 2026, the Court approved the parties’ request that the Company’s deadline to respond to the complaint be stayed until a lead plaintiff has been appointed and the parties submit a proposed schedule for the filing of a consolidated or amended complaint and the Company’s response. As of May 29, 2026, the Court had not yet appointed a lead plaintiff. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter at this time. The Company and the other defendants intend to vigorously defend against the claims in this action.

On May 22, 2026, a stockholder class action lawsuit was filed against the Company, the Company’s former Chief Executive Officer, and the Company’s former Chief Financial Officer in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, and other costs. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter at this time. The Company and the other defendants intend to vigorously defend against the claims in this action.

In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

Letters of Credit—As of April 30, 2026, the Company had a total of $32.9 million in cash collateralized letters of credit outstanding, in favor of certain landlords for the Company’s leased facilities and a certain employee-related benefit. These letters of credit renew annually and expire at various dates through fiscal 2039.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, non-employee directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three months ended April 30, 2026 and 2025, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions, where the Company is an indemnifying party, were not material.

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

The Company had reserved shares of common stock for future issuance under the Company’s equity incentive plans as follows (in thousands):

	April 30, 2026	January 31, 2026

2012 Equity Incentive Plan:
Options outstanding	11,442	12,274
2020 Equity Incentive Plan:
Options outstanding	1,492	1,492
Restricted stock units outstanding	25,988	21,537
Shares available for future grants	89,791	78,590
2020 Employee Stock Purchase Plan:
Shares available for future grants	21,961	18,967
Total	150,674	132,860

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

The following table summarizes the stock repurchase activity under the Company’s stock repurchase program (in thousands, except per share data):

	Three Months Ended April 30,
	2026	2025

Number of shares repurchased	1,676	3,214
Weighted-average price per share(1)	$178.95	$152.63
Aggregate purchase price(1)	$299,999	$490,590
________________
(1)Excludes transaction costs and excise tax, if any, associated with the repurchases.
All repurchases presented in the table above were made in open market transactions. As of April 30, 2026, approximately $802.7 million remained available for future stock repurchases under the stock repurchase program (exclusive of any transaction costs associated with repurchases). The first 0.5 million shares repurchased under the Company’s authorized stock repurchased program were recorded in treasury stock as a reduction to the stockholders’ equity on the condensed consolidated balance sheets. All shares of common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price (including associated transaction costs) over par value was recorded entirely to accumulated deficit on the condensed consolidated balance sheets.

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

The Company’s 2012 Equity Incentive Plan (2012 Plan) provided for the grant of equity awards to employees, non-employee directors, and other service providers of the Company. The 2012 Plan was terminated in September 2020 in connection with the Company’s initial public offering (IPO) but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2012 Plan. Upon the expiration, forfeiture, cancellation, or reacquisition of any shares of common stock underlying outstanding equity awards granted under the 2012 Plan, an equal number of shares of common stock will become available for grant under the 2020 Plan. No further equity awards will be granted under the 2012 Plan. There were no outstanding RSUs under the 2012 Plan as of each of April 30, 2026 and January 31, 2026.

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

On February 1, 2026, the shares available for grant under the 2020 Plan and the 2020 ESPP were automatically increased by 17.2 million shares and 3.4 million shares, respectively, pursuant to the annual evergreen increase provisions under the 2020 Plan and the 2020 ESPP.

Stock Options—Stock options granted under the 2012 Plan and the 2020 Plan (collectively, the Plans) generally vest based on continued service over four years and expire ten years from the date of grant.

A summary of stock option activity during the three months ended April 30, 2026 is as follows:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2026	13,766	$26.56	3.1	$2,294,028
Exercised	(832)	$7.83
Balance—April 30, 2026	12,934	$27.76	2.9	$1,466,097
Vested and expected to vest as of April 30, 2026	12,934	$27.76	2.9	$1,466,097
Exercisable as of April 30, 2026	12,351	$21.36	2.8	$1,466,097

No options were granted during the three months ended April 30, 2026 and 2025. The intrinsic value of options exercised in the three months ended April 30, 2026 and 2025 was $127.2 million and $129.5 million, respectively. The aggregate grant-date fair value of options that vested during the three months ended April 30, 2026 and 2025 was $6.2 million and $7.7 million, respectively.

Equity-Classified RSUs—Equity-classified RSUs granted under the 2020 Plan generally contain a service-based vesting condition that is typically satisfied over four years, and the related stock-based compensation for these RSUs is recognized on a straight-line basis over the requisite service period. In addition, under the 2020 Plan, the Company grants equity-classified RSUs that have both service-based and performance-based vesting conditions (Leadership PRSUs) to its executive officers and certain other members of its senior leadership team. Stock-based compensation associated with these Leadership PRSUs is recognized using an accelerated attribution method over the requisite service period, based on the Company’s periodic assessment of the probability that the performance condition will be achieved.

During the three months ended April 30, 2026, the Company awarded 0.6 million Leadership PRSUs at 200% of the target number of these awards (Fiscal 2027 Leadership PRSUs), representing the maximum number of Fiscal 2027 Leadership PRSUs that may be eligible to vest, with the ultimate number of Fiscal 2027 Leadership PRSUs eligible to vest ranging between 0% to 200% of the target number of these awards. Attainment of the Fiscal 2027 Leadership PRSUs is based on the cumulative performance achievement across certain Company performance metrics over three one-year performance periods. The annual performance targets for such Company performance metrics are set by the compensation committee of the Company’s board of directors. Achievement of the Company performance metrics for each one-year performance period is determined following the end of the respective fiscal year, and the associated portion of the Fiscal 2027 Leadership PRSUs that becomes eligible to vest is determined based on weighted attainment across such performance metrics. The service-based vesting condition for the achieved awards is satisfied over a cliff vesting period of three years. As of April 30, 2026, the performance targets for 0.1 million of the Fiscal 2027 Leadership PRSUs were not yet set by the compensation committee of the Company’s board of directors and therefore were not considered granted for accounting purposes under Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation.

During each of fiscal 2024, 2025, and 2026, the Company awarded 1.7 million Leadership PRSUs at 120% of the target number of these awards (Pre-Fiscal 2027 Leadership PRSUs), representing the maximum number of the Pre-Fiscal 2027 Leadership PRSUs that may be eligible to vest over their respective full term. The service-based vesting condition for these Pre-Fiscal 2027 Leadership PRSUs is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition was satisfied upon the achievement of certain Company annual performance targets set by the compensation committee of the Company’s board of directors. The ultimate number of these Pre-Fiscal 2027 Leadership PRSUs eligible to vest, ranging between 0% to 120% of the target number of these awards, was determined based on the weighted-average achievement of such Company annual performance metrics for the respective fiscal year.

Stock-based compensation recognized for the Leadership PRSUs was $8.2 million and $13.8 million for the three months ended April 30, 2026 and 2025, respectively.

A summary of equity-classified RSUs activity during the three months ended April 30, 2026 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2026	20,071	$162.66
Granted(1)	8,104	$167.23
Vested	(2,348)	$159.65
Forfeited	(1,323)	$157.80
Performance adjustment(2)	(69)	$143.91
Unvested Balance—April 30, 2026	24,435	$164.78
________________
(1)Excludes 0.1 million Fiscal 2027 Leadership PRSUs awarded but not considered granted for accounting purposes under ASC 718, Compensation—Stock Compensation as of April 30, 2026, as the associated performance targets were not yet set.
(2)Represents an adjustment in the number of shares outstanding, with regards to Leadership PRSUs granted during fiscal 2026, based on the actual achievement of the associated Company annual performance targets for fiscal 2026.

Liability-Classified RSUs—In connection with a fiscal 2024 business combination, the Company agreed to grant, under the 2020 Plan, RSUs that contain both post-combination service-based and performance-based vesting conditions (Acquisition PRSUs) to eligible existing or future employees, subject to a maximum total number of approximately 1.7 million shares. The post-combination service-based vesting condition for these Acquisition PRSUs is satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is contingent on the achievement of certain performance metric over the 12-month period ending January 31, 2027. Acquisition PRSUs will vest when both service-based and performance-based conditions are satisfied. The ultimate number of Acquisition PRSUs eligible to vest is determined based on the actual achievement of the performance metric, which takes into account certain factors including the Company’s stock price and market capitalization.

Once granted, Acquisition PRSUs are initially liability-classified and recorded in other liabilities on the Company’s condensed consolidated balance sheets, as the monetary value of the obligation under each potential outcome of the performance condition is predominantly based on a fixed monetary amount known at inception and will be settled in a variable number of shares. Subsequently, these awards are remeasured to the fair value at each reporting date until the number of Acquisition PRSUs eligible to vest is fixed, at which time these awards will be reclassified to equity. Stock-based compensation associated with these awards is recognized based on the probable outcome of the performance condition, using an accelerated attribution method over the requisite service period, with a cumulative catch-up adjustment recognized for changes in the fair value estimated at each reporting date. The liabilities associated with these Acquisition PRSUs were not material as of each of April 30, 2026 and January 31, 2026.

A summary of liability-classified RSUs activity during the three months ended April 30, 2026 is as follows:

Number of Shares (in thousands)

Unvested Balance—January 31, 2026	1,466
Forfeited	(31)
Unvested Balance—April 30, 2026	1,435

Restricted Common Stock—In connection with business combinations, the Company has granted restricted common stock outside of the Plans. Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

A summary of restricted common stock activity during the three months ended April 30, 2026 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2026	516	$182.07
Granted	43	$190.68
Vested	(25)	$197.82
Unvested Balance—April 30, 2026	534	$182.01

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the fair values of employee stock purchase rights granted under the 2020 ESPP (ESPP Rights) during the three months ended April 30, 2026 and 2025:

	Three Months Ended April 30,
	2026	2025

Expected term (in years)	0.5	0.5
Expected volatility	52.8%	54.1%
Risk-free interest rate	3.7%	4.3%
Expected dividend yield	—%	—%

Expected term—The expected term for ESPP Rights approximates the offering period.

Expected volatility—The Company uses the average of (i) the historical volatility of its common stock, and (ii) the implied volatility from publicly traded options on its common stock to develop an expected volatility assumption.

Risk-free interest rate—Risk-free rate is estimated based upon quoted market yields for the United States Treasury debt securities for a term consistent with the expected life of ESPP Rights in effect at the time of grant.

Expected dividend yield—Because the Company has never paid and has no intention to pay cash dividends on common stock, the expected dividend yield is zero.

Fair value of underlying common stock—The fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the New York Stock Exchange.

The following table summarizes the assumptions used in estimating the fair value of liability-classified Acquisition PRSUs as of April 30, 2026 and January 31, 2026:

	April 30, 2026	January 31, 2026

Expected volatility	59.0%	50.0%
Risk-free interest rate	3.7%	3.5%

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

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended April 30,
	2026	2025

Cost of revenue	$33,780	$33,815
Sales and marketing	98,009	87,516
Research and development	237,752	220,913
General and administrative	32,929	37,216
Total stock-based compensation	$402,470	$379,460

Capitalized stock-based compensation was not material for the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026, total compensation cost related to unvested awards not yet recognized was approximately $3.8 billion, which will be recognized over a weighted-average period of 2.9 years.

13. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of 0.4% and (1.4%) for the three months ended April 30, 2026 and 2025, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of April 30, 2026, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2020 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three months ended April 30, 2026 and 2025. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any material amount related to these unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on stock repurchases. For each of the three months ended April 30, 2026 and 2025, the Inflation Act had no material impact to the Company, including its stock repurchase program.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of the United States research and development expenditures. For the three months ended April 30, 2026, the OBBBA had no material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2026	2025

Numerator:
Net loss	$(295,571)	$(429,952)
Less: net income attributable to noncontrolling interest	—	140
Net loss attributable to Snowflake Inc. common stockholders	$(295,571)	$(430,092)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted	345,391	332,657
Net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted	$(0.86)	$(1.29)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2026	2025

RSUs	25,988	26,633
Shares underlying the conversion option in the Notes	14,603	14,603
Stock options	12,934	20,806
Unvested restricted common stock	534	705
ESPP Rights	397	292
Total	54,456	63,039

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

15. Related Party Transactions
Jeremy Burton, a former member of the Company’s board of directors, served as the chief executive officer and a member of the board of directors of Observe, a privately-held company, until February 2, 2026. Observe had been the Company’s customer since 2018. In addition, as of January 31, 2026, as a minority investor, the Company held an aggregate of $25.0 million in strategic investments in non-marketable equity securities issued by Observe.

On February 2, 2026, the Company acquired the remaining ownership interest of Observe. See Note 7, “Business Combinations,” for further details.

Revenue recognized from Observe was not material for the three months ended April 30, 2025. As of January 31, 2026, the Company did not have material accounts receivable balance due from Observe.
16. Subsequent Events
Business Combinations
On May 24, 2026, the Company entered into a definitive agreement to acquire all outstanding capital stock of Natoma Labs, Inc., an enterprise Model Context Protocol platform for AI agents, for total stated consideration of approximately $110.0 million, consisting primarily of the Company’s common stock (Equity Consideration) with the remainder in cash. Based on the Company’s preliminary estimates, approximately 30% of the Equity Consideration will be subject to certain vesting conditions, the acquisition-date fair value of which will be accounted for as post-combination stock-based compensation over a requisite service period. The transaction is expected to close in June 2026, subject to satisfaction of certain closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and (2) our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2026 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 20, 2026. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our cloud-native architecture includes three independently scalable but logically integrated layers across storage, compute, and cloud services. The storage layer ingests massive amounts and varieties of structured, semi-structured, and unstructured data. The compute layer provides dedicated resources to enable users to simultaneously access common data sets for many use cases with minimal latency. Within the compute layer, users can clean and prepare their data, including any required metadata and business semantics, to create governed, unified data records that are AI ready and are written back to the storage layer. The cloud services layer enables users to securely use AI within applications, tools, and processes. This architecture is built on three major public clouds across 55 regional deployments around the world. These deployments are generally interconnected to deliver the AI Data Cloud, enabling a consistent, global user experience.

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

Our go-to-market strategy is focused on acquiring new customers and driving increased use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. In addition to direct sales, we also sell our platform through resellers and distributors. Our sales force is comprised of inside and field sales, solution engineering, sales development, partner sales, and specialist sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 126% and 125% as of April 30, 2026 and January 31, 2026, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of April 30, 2026, we had 13,912 total customers, increasing from 13,296 customers as of January 31, 2026. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud and data transformation initiatives. As of April 30, 2026, our customers included 813 of the Forbes Global 2000, based on the 2025 Forbes Global 2000 list, and those customers contributed approximately 43% of our revenue for the three months ended April 30, 2026. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments. See the section titled “Key Business Metrics” for how we determine our customer count.

Fiscal Year

Our fiscal year ends on January 31. For example, references to fiscal 2027 refer to the fiscal year ending January 31, 2027.

Impact of Macroeconomic Conditions

Our business and financial condition have been, and may continue to be, impacted by adverse macroeconomic conditions, including inflation, high interest rates, fluctuations or volatility in capital markets, energy markets, or foreign currency exchange rates, tariffs and trade wars, and geopolitical and military conflicts. These conditions have caused, and may continue to cause, customers to rationalize budgets, prioritize cash flow management, including through shortened contract duration, and optimize consumption, including by reducing storage through shorter data retention policies. We are continuing to monitor the actual and potential effects of general macroeconomic conditions across our business. For additional details, see the section titled “Risk Factors.”

Business Combination

On February 2, 2026, we acquired all of the outstanding capital stock of Observe, Inc. (Observe), a privately-held company that built an AI-powered observability platform. The preliminary purchase consideration was $595.8 million, which was comprised primarily of $285.7 million in cash and approximately 1.5 million shares of our common stock valued at $285.3 million as of the acquisition date.

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

The following tables present a summary of key business metrics, including the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented:

	Three Months Ended
	April 30, 2026	January 31, 2026	October 31, 2025	July 31, 2025	April 30, 2025

Product revenue (in millions)	$1,334.3	$1,226.6	$1,158.4	$1,090.5	$996.8
Net cash provided by operating activities (in millions)(1)	$243.2	$781.2	$137.5	$74.9	$228.4
Free cash flow (non-GAAP) (in millions)(2)(3)	$232.8	$765.1	$113.6	$58.2	$183.4

	April 30, 2026	January 31, 2026	October 31, 2025	July 31, 2025	April 30, 2025

Net revenue retention rate(4)	126%	125%	125%	125%	124%
Customers with trailing 12-month product revenue greater than $1 million(4)	779	733	687	654	604
Forbes Global 2000 customers(4)	813	800	787	780	767
Remaining performance obligations (in millions)(5)	$9,205.2	$9,771.5	$7,880.6	$6,931.7	$6,686.8
________________
(1)Net cash provided by operating activities is not a key business metric but is included in this table as the most directly comparable GAAP financial measure to free cash flow.
(2)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in millions):

	Three Months Ended
	April 30, 2026	January 31, 2026	October 31, 2025	July 31, 2025	April 30, 2025

Net cash paid on payroll tax-related items on employee stock transactions	$32.7	$17.1	$22.8	$9.5	$22.9
(3)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $142.8 million, $187.6 million, $190.7 million, $162.0 million, and $132.5 million for the three months ended April 30, 2026, January 31, 2026, October 31, 2025, July 31, 2025, and April 30, 2025, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of non-GAAP free cash flow. See the section titled “Free Cash Flow” for a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP free cash flow.
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
(5)As of April 30, 2026, our remaining performance obligations were approximately $9.2 billion, of which we expect approximately 50% to be recognized as revenue in the 12 months ending April 30, 2027 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 2.6 years as of April 30, 2026. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.

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

Free Cash Flow

We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by operating activities reduced by purchases of property and equipment and any capitalized software development costs. Cash outflows for employee payroll tax items related to the net share settlement of equity awards are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow. We believe information regarding free cash flow provides useful supplemental information to investors because it is an indicator of the strength and performance of our core business operations.

The following table presents a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow for the periods presented (in thousands):

	Three Months Ended
	April 30, 2026	January 31, 2026	October 31, 2025	July 31, 2025	April 30, 2025

Net cash provided by operating activities	$243,223	$781,154	$137,519	$74,896	$228,373
Less: purchases of property and equipment	(10,451)	(16,069)	(23,905)	(16,665)	(44,989)
Free cash flow (non-GAAP)(1)(2)	$232,772	$765,085	$113,614	$58,231	$183,384
Net cash provided by (used in) investing activities	$(604,491)	$419,237	$248,239	$(299,252)	$(55,983)
Net cash used in financing activities(2)	$(371,533)	$(325,308)	$(361,986)	$(134,039)	$(564,057)
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in thousands):

	Three Months Ended
	April 30, 2026	January 31, 2026	October 31, 2025	July 31, 2025	April 30, 2025

Net cash paid on payroll tax-related items on employee stock transactions	$32,742	$17,127	$22,810	$9,534	$22,885
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $142.8 million, $187.6 million, $190.7 million, $162.0 million, and $132.5 million, for the three months ended April 30, 2026, January 31, 2026, October 31, 2025, July 31, 2025, and April 30, 2025, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow.

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

Components of Results of Operations

Revenue

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount under a capacity contract or following the expiration of a customer’s capacity contract. We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. Revenue from on-demand arrangements represented approximately 3% and 2% of our revenue for the three months ended April 30, 2026 and 2025, respectively.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during the three months ended April 30, 2026 is approximately 2.2 years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

Cost of product revenue. Cost of product revenue consists primarily of (i) third-party cloud infrastructure expenses, including those related to AI inference and graphics processing units (GPUs), incurred in connection with our customers’ use of our platform and the deployment and maintenance of our platform on public clouds, including different regional deployments, and (ii) personnel-related costs associated with customer support and maintaining service availability and security of our platform, including salaries, benefits, bonuses, and stock-based compensation. Cost of product revenue also includes amortization of capitalized software development costs, amortization of acquired intangible assets, and expenses associated with software and subscription services dedicated for use by our customer support team and our engineering team responsible for maintaining our platform.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions. A portion of the sales commissions paid to the sales force is earned based on the level of the customers’ consumption of our platform, and a portion of the commissions paid to the sales force is earned upon the origination, expansion, or renewal of customer contracts. Sales commissions tied to customers’ consumption are expensed in the same period as they are earned. Sales commissions and referral fees earned upon the origination or expansion of customer contracts that are not commensurate with those earned upon the renewal of contracts are capitalized and then amortized over a period of benefit that we determined to be five years. Sales commissions earned upon the renewal of customer contracts, as well as sales commissions earned upon the origination or expansion of customer contracts that are commensurate with those for renewal contracts, are capitalized and then amortized over the respective weighted-average contractual term of the related contracts. Sales and marketing expenses also include advertising costs and other expenses associated with our sales, marketing and business development programs, including our user conferences, offset by proceeds from such conferences and programs. In addition, sales and marketing expenses are comprised of travel-related expenses, expenses associated with third-party cloud marketplace sales transactions, software and subscription services dedicated for use by our sales and marketing organizations, amortization of acquired intangible assets, and outside services contracted for sales and marketing purposes. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. However, we expect that our sales and marketing expenses will decrease as a percentage of our revenue over time due to improved spend efficiency, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses.

Research and Development

Research and development expenses consist primarily of personnel-related expenses associated with our research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses, including those related to AI inference and GPUs, incurred in developing our platform, amortization of acquired intangible assets, and expenses associated with software and subscription services dedicated for use by our research and development organization. Prior to fiscal 2026, research and development expenses related to our cloud platform that qualified as internal-use software development costs were capitalized under Accounting Standards Codification (ASC) Topic 350-40, Internal-use Software (ASC 350-40). During the three months ended April 30, 2025, we began marketing the Snowflake platform to selected public sector customers who will have contractual rights to take possession of our software and who will contract with third parties to host our software. As a result, our ongoing and future software development costs related to the Snowflake platform must be accounted for under ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20). Costs that meet the criteria for capitalization under ASC 985-20 were not material for each of the three months ended April 30, 2026 and 2025. Software development costs capitalized prior to fiscal 2026 in connection with the Snowflake platform are amortized over their remaining useful life and recognized as cost of product revenue. We expect that our research and development expenses will increase in absolute dollars due to business growth, continued investments in our platform, and a decrease in the amount of software development costs eligible for capitalization. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time due to improved spend efficiency, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of (i) net realized and unrealized gains (losses) on our strategic investments, and (ii) the effect of exchange rates on our foreign currency-denominated asset and liability balances.

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

Net Income (Loss) Attributable to Noncontrolling Interest

Our condensed consolidated financial statements include the accounts of Snowflake Inc., our wholly-owned subsidiaries, and, prior to October 31, 2025, a majority-owned subsidiary in which we had a controlling financial interest. Net income (loss) attributable to noncontrolling interest represents the net income (loss) of our majority-owned subsidiary attributed to noncontrolling interest using the hypothetical liquidation at book value method. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended April 30,
	2026	2025

Revenue	$1,390,951	$1,042,074
Cost of revenue(1)	464,500	348,786
Gross profit	926,451	693,288
Operating expenses(1):
Sales and marketing	588,952	458,554
Research and development	534,937	472,404
General and administrative	128,716	209,587
Total operating expenses	1,252,605	1,140,545
Operating loss	(326,154)	(447,257)
Interest income	41,145	53,163
Interest expense	(2,080)	(2,071)
Other expense, net	(9,571)	(28,058)
Loss before income taxes	(296,660)	(424,223)
Provision for (benefit from) income taxes	(1,089)	5,729
Net loss	(295,571)	(429,952)
Less: net income attributable to noncontrolling interest	—	140
Net loss attributable to Snowflake Inc.	$(295,571)	$(430,092)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended April 30,
	2026	2025

Cost of revenue	$33,780	$33,815
Sales and marketing	98,009	87,516
Research and development	237,752	220,913
General and administrative	32,929	37,216
Total stock-based compensation	$402,470	$379,460

The overall increase in stock-based compensation for the three months ended April 30, 2026, compared to the three months ended April 30, 2025, was primarily attributable to additional equity awards granted to new and existing employees, partially offset by the effects of equity awards that became forfeited or fully vested.

As of April 30, 2026, total compensation cost related to unvested awards not yet recognized was approximately $3.8 billion, which will be recognized over a weighted-average period of 2.9 years. See Note 12, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended April 30,
	2026	2025

Revenue	100%	100%
Cost of revenue(1)	33	33
Gross profit	67	67
Operating expenses(1):
Sales and marketing	42	44
Research and development	39	46
General and administrative	9	20
Total operating expenses	90	110
Operating loss	(23)	(43)
Interest income	3	5
Interest expense	—	—
Other expense, net	(1)	(3)
Loss before income taxes	(21)	(41)
Provision for (benefit from) income taxes	—	—
Net loss	(21)	(41)
Less: net income attributable to noncontrolling interest	—	—
Net loss attributable to Snowflake Inc.	(21%)	(41%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended April 30,
	2026	2025

Cost of revenue	2%	3%
Sales and marketing	7	8
Research and development	17	21
General and administrative	3	4
Total stock-based compensation	29%	36%

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

Comparison of the Three Months Ended April 30, 2026 and 2025

Revenue

	Three Months Ended April 30,
	2026	2025	% Change

	(dollars in thousands)
Revenue:
Product	$1,334,329	$996,813	34%
Professional services and other	56,622	45,261	25%
Total	$1,390,951	$1,042,074	33%
Percentage of revenue:
Product	96%	96%
Professional services and other	4%	4%
Total	100%	100%

Product revenue increased $337.5 million for the three months ended April 30, 2026, compared to the three months ended April 30, 2025, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 126% as of April 30, 2026.

We had 779 customers with product revenue of greater than $1 million for the trailing 12 months ended April 30, 2026, an increase from 604 such customers as of April 30, 2025. Such customers represented approximately 68% and 66% of our product revenue for the trailing 12 months ended April 30, 2026 and 2025, respectively. Within these customers, we had 144 and 64 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended April 30, 2026. The substantial majority of our revenue was derived from existing customers under capacity arrangements, which represented approximately 97% and 98% of our revenue for the three months ended April 30, 2026 and 2025, respectively. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $11.4 million for the three months ended April 30, 2026, compared to the three months ended April 30, 2025, as our professional services organization continues to expand and evolve to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended April 30,
	2026	2025	% Change

	(dollars in thousands)
Cost of revenue:
Product	$386,874	$285,276	36%
Professional services and other	77,626	63,510	22%
Total cost of revenue	$464,500	$348,786	33%
Gross profit (loss):
Product	$947,455	$711,537	33%
Professional services and other	(21,004)	(18,249)	15%
Total gross profit	$926,451	$693,288	34%
Gross margin:
Product	71%	71%
Professional services and other	(37%)	(40%)
Total gross margin	67%	67%
Headcount (at period end)
Product	436	463
Professional services and other	837	660
Total headcount	1,273	1,123

Cost of product revenue increased $101.6 million for the three months ended April 30, 2026, compared to the three months ended April 30, 2025, primarily due to an increase of $86.0 million in third-party cloud infrastructure expenses (including those related to AI inference and GPUs), mainly as a result of increased customer consumption of our platform. Amortization of acquired developed technology intangible assets also increased $11.9 million for the three months ended April 30, 2026, compared to the same period in the prior year.

Our product gross margin remained flat at 71% for each of the three months ended April 30, 2026 and 2025, respectively, primarily due to the decrease in personnel-related costs as a percentage of product revenue and higher volume-based discounts for our purchases of third-party cloud infrastructure, offset by costs attributable to newly launched product capabilities and features that have not yet reached economies of scale. We expect our product gross margin to fluctuate from period to period due to a number of factors, including, but not limited to: (i) fluctuations in the mix and timing of customers’ consumption, which is inherently variable at our customers’ discretion, (ii) our pricing model and discounting practices, (iii) the extent of our investments in new product capabilities, features, and operations, such as investments in AI Technology and performance improvements that may make our platform or the underlying cloud infrastructure more efficient, (iv) new product offerings that are margin compressive, and (v) stock-based compensation.

Cost of professional services and other revenue increased $14.1 million for the three months ended April 30, 2026, compared to the three months ended April 30, 2025, primarily due to an increase in personnel-related costs and allocated overhead costs for the three months ended April 30, 2026 as a result of increased headcount.

Professional services and other gross margin was (37%) and (40%) for the three months ended April 30, 2026 and 2025, respectively. We do not believe the year-over-year changes in professional services and other gross margins are meaningful given that our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Three Months Ended April 30,
	2026	2025	% Change

	(dollars in thousands)
Sales and marketing	$588,952	$458,554	28%
Percentage of revenue	42%	44%
Headcount (at period end)	4,304	3,683

Sales and marketing expenses increased $130.4 million for the three months ended April 30, 2026, compared to the three months ended April 30, 2025, primarily due to an increase of $63.5 million in personnel-related costs (excluding commission expenses) and allocated overhead costs, as a result of increased headcount, stock-based compensation, and overall costs to support the growth in our business. The increase in personnel-related costs included a $10.5 million increase in stock-based compensation for the three months ended April 30, 2026, compared to the same period in the prior year, primarily related to additional equity awards granted to existing and new employees, partially offset by the effects of equity awards that became forfeited or fully vested.

In addition, expenses associated with sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions, increased $36.4 million for the three months ended April 30, 2026, compared to the same period in the prior year, primarily due to increases in the annualized contract value of our customer contracts and customers’ consumption of our platform. Advertising costs and other expenses associated with our sales, marketing and business development programs, as well as travel-related expenses increased $11.7 million. The remaining increase was primarily attributable to increased expenses associated with third-party cloud marketplace sales transactions and amortization of acquired intangible assets.

Research and Development

	Three Months Ended April 30,
	2026	2025	% Change

	(dollars in thousands)
Research and development	$534,937	$472,404	13%
Percentage of revenue	39%	46%
Headcount (at period end)	2,499	2,289

Research and development expenses increased $62.5 million for the three months ended April 30, 2026, compared to the three months ended April 30, 2025, primarily due to an increase of $39.6 million in personnel-related costs and allocated overhead costs as a result of increased stock-based compensation, headcount, and overall costs to support the growth in our business. The increase in personnel-related costs included a $16.8 million increase in stock-based compensation, primarily related to additional equity awards granted to new and existing employees, partially offset by the effects of equity awards that became forfeited or fully vested.

In addition, third-party cloud infrastructure expenses, including those related to AI inferences and GPUs, incurred primarily in developing our platform, increased $19.1 million for the three months ended April 30, 2026, compared to the same period in the prior year.

General and Administrative

	Three Months Ended April 30,
	2026	2025	% Change

	(dollars in thousands)
General and administrative	$128,716	$209,587	(39%)
Percentage of revenue	9%	20%
Headcount (at period end)	1,174	1,145

General and administrative expenses decreased $80.9 million for the three months ended April 30, 2026, compared to the three months ended April 30, 2025, primarily driven by a decrease of $88.8 million in asset impairment charges related to office facility exits. During the three months ended April 30, 2025, we recognized asset impairment charges of $106.5 million, primarily relating to the cease-use of our San Mateo office facility. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Interest Income

	Three Months Ended April 30,
	2026	2025	% Change

	(dollars in thousands)
Interest income	$41,145	$53,163	(23%)

Interest income decreased $12.0 million during the three months ended April 30, 2026, compared to the three months ended April 30, 2025, primarily driven by lower weighted average annual yields as well as a decrease in the average balance of our cash equivalents and investments in available-for-sale marketable debt securities. See Note 4, “Cash Equivalents, Investments, and Strategic Investments,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our cash equivalents and investments.

Other Expense, Net

	Three Months Ended April 30,
	2026	2025	% Change

	(dollars in thousands)
Impairments related to strategic investments in non-marketable equity securities	$(2,000)	$(26,521)	(92%)
Net unrealized gains (losses) on strategic investments in marketable equity securities	364	(4,468)	(108%)
Net realized gains (losses) on strategic investments in equity securities(1)	(1,862)	1,304	(243%)
Change in fair value of a non-marketable debt security under the fair value option	(6,000)	—	100%
Other	(73)	1,627	(104%)
Other expense, net	$(9,571)	$(28,058)	(66%)
________________
(1)Represents the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

Other expense, net decreased $18.5 million for the three months ended April 30, 2026, compared to the three months ended April 30, 2025, primarily due to a decrease in impairments and changes in net unrealized gains (losses) on our strategic investments, partially offset by changes in net realized gains (losses) on strategic investments in equity securities and the fair value of non-marketable debt security under the fair value option. See Note 4, “Cash Equivalents, Investments, and Strategic Investments,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Provision for (Benefit from) Income Taxes

	Three Months Ended April 30,
	2026	2025	% Change

	(dollars in thousands)
Loss before income taxes	$(296,660)	$(424,223)	(30%)
Provision for (benefit from) income taxes	$(1,089)	$5,729	(119%)
Effective tax rate	0.4%	(1.4%)

Our benefit from income taxes was $1.1 million for the three months ended April 30, 2026, compared to our provision for income taxes of $5.7 million for the three months ended April 30, 2025, due to the partial release of valuation allowances associated with a business combination completed during the three months ended April 30, 2026.

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

Liquidity and Capital Resources

As of April 30, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling approximately $4.4 billion. Our cash equivalents and investments primarily consist of corporate notes and bonds, money market funds, U.S. government and agency securities, time deposits, certificates of deposit, asset-backed securities, and commercial paper.

As of April 30, 2026, our RPO was approximately $9.2 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, but that are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

Our primary sources of cash are payments received from our customers as well as net proceeds from the issuance of our convertible senior notes. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses (including those related to GPUs and AI inference), sales and marketing expenses, overhead costs, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our authorized stock repurchase program. As of April 30, 2026, our material cash requirements from known contractual obligations and commitments relate primarily to (i) third-party cloud infrastructure agreements, (ii) our convertible senior notes, (iii) operating leases for office facilities, and (iv) subscription arrangements used to facilitate our operations at the enterprise level. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Other than the amended cloud infrastructure agreement entered into during the three months ended April 30, 2026, as described below, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, which was filed with the SEC on March 20, 2026. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

In April 2026, we amended one of our third-party cloud infrastructure agreements (April 2026 Amendment). Under the amended agreement, we have committed to a cumulative minimum spend of $6.0 billion over a five-year contract term ending March 31, 2031 with minimum spend for each contract year ranging from $900.0 million to $1.25 billion. We are required to pay the difference if we fail to meet the cumulative spend or minimum spend for any contract year, and such payments can be applied to qualifying spending on cloud infrastructure services during the term of the April 2026 Amendment. We are no longer required to fulfill the remaining non-cancelable purchase commitment under the agreement prior to the April 2026 Amendment.

On February 2, 2026, we acquired all of the outstanding capital stock of Observe, Inc., a privately-held company that built an AI-powered observability platform. The preliminary purchase consideration was $595.8 million, which was comprised primarily of $285.7 million in cash and approximately 1.5 million shares of our common stock valued at $285.3 million as of the acquisition date.

On May 24, 2026, we entered into a definitive agreement to acquire all outstanding capital stock of Natoma Labs, Inc., an enterprise Model Context Protocol platform for AI agents, for total stated consideration of approximately $110.0 million, consisting primarily of the Company’s common stock with the remainder in cash. The transaction is expected to close in June 2026, subject to satisfaction of certain closing conditions.

Convertible Senior Notes

In September 2024, we issued an aggregate principal amount of $2.3 billion of convertible senior notes in a private placement to qualified institutional buyers, comprising of (i) $1.15 billion aggregate principal amount of 0% convertible senior notes due 2027 (2027 Notes) and (ii) $1.15 billion aggregate principal amount of 0% convertible senior notes due 2029 (2029 Notes, and together with the 2027 Notes, the Notes). The Notes are general, senior unsecured obligations. The 2027 Notes will mature on October 1, 2027 and the 2029 Notes will mature on October 1, 2029, in each case unless earlier converted, redeemed, or repurchased. Upon conversion of the Notes, we may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of both, at our election. The total proceeds from the issuance of the Notes were approximately $2.27 billion, net of $31.2 million of debt issuance costs. The outstanding principal of the 2027 Notes and the 2029 Notes was $1.15 billion each as of each of April 30, 2026 and January 31, 2026.

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

The Sale Price Trigger, as discussed in Note 10, “Convertible Senior Notes,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, was met during each of the three months ended July 31, 2025, October 31, 2025, and January 31, 2026, and as a result, holders were entitled to convert the Notes at any time during each of the three months ending October 31, 2025, January 31, 2026, and April 30, 2026. To the extent we receive notices of conversion, we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Through April 30, 2026, the amount of the principal balance of the 2027 Notes that had been converted was not material. See Note 10, “Convertible Senior Notes,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

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

During the three months ended April 30, 2026, we repurchased 1.7 million shares of our outstanding common stock for an aggregate purchase price of $300.0 million, excluding transaction costs associated with the repurchases, at a weighted-average price of $178.95 per share. All repurchases were made in open market transactions. As of April 30, 2026, $802.7 million remained available for future repurchases under the stock repurchase program (exclusive of transaction costs associated with repurchases). See Note 12, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

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

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended April 30,
	2026	2025

Net cash provided by operating activities	$243,223	$228,373
Net cash used in investing activities	$(604,491)	$(55,983)
Net cash used in financing activities	$(371,533)	$(564,057)

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (iii) amortization of deferred commissions, (iv) amortization of operating lease right-of-use assets, (v) asset impairment related to office facility exit, (vi) net realized and unrealized gains and losses on strategic investments, (vii) net amortization (accretion) of premiums (discounts) on investments, and (viii) deferred income tax benefit or expense, and changes in operating assets and liabilities during each period.

For the three months ended April 30, 2026, net cash provided by operating activities was $243.2 million, consisting of our net loss of $295.6 million, adjusted for non-cash charges of $569.0 million, and net cash outflows of $30.2 million resulting from changes in our operating assets and liabilities, net of the effects of a business combination. The main driver of the changes in operating assets and liabilities during the three months ended April 30, 2026 was (i) a $528.5 million decrease in deferred revenue due to revenue recognition outpacing invoicing for prepaid capacity agreements, (ii) a $89.7 million decrease in accounts payable due to timing of invoices and payments, (iii) a $80.8 million decrease in accrued expenses and other liabilities primarily due to purchases under our 2020 ESPP and the timing of accruals and payments, (iv) a $36.8 million increase in deferred commissions primarily earned upon the origination, expansion, or renewal of customer contracts, (v) a $22.3 million increase in prepaid expenses and other assets primarily driven by prepayments related to our sales, marketing and business development programs, including our user conferences, and (vi) a $19.2 million decrease in operating lease liabilities due to payments related to our operating lease obligations, partially offset by a $747.2 million decrease in accounts receivable due to timing of billings and collections, as we have historically received a higher volume of customer orders in the fourth fiscal quarter of each year.

For the three months ended April 30, 2025, net cash provided by operating activities was $228.4 million, consisting of our net loss of $430.0 million, adjusted for non-cash charges of $597.3 million, and net cash inflows of $61.0 million provided by changes in our operating assets and liabilities.

Net cash provided by operating activities increased $14.9 million for the three months ended April 30, 2026, compared to the three months ended April 30, 2025, primarily due to an increase in cash collected from customers resulting from increased sales, partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect to generate positive net cash flows from operating activities for fiscal 2027.

Investing Activities

Net cash used in investing activities for the three months ended April 30, 2026 was $604.5 million, primarily driven by $341.6 million in net purchases of investments and $252.5 million in cash paid for the Observe business combination, net of cash, cash equivalents, and restricted cash acquired.

Net cash used in investing activities for the three months ended April 30, 2025 was $56.0 million, primarily driven by $45.0 million in purchases of property and equipment to support our office facilities and, to a lesser extent, net purchases of investments.

Financing Activities

Net cash used in financing activities for the three months ended April 30, 2026 was $371.5 million, primarily driven by $300.0 million in repurchases of our common stock under our authorized stock repurchase program and $142.8 million in taxes paid related to net share settlement of equity awards, partially offset by proceeds of $73.6 million from the issuance of equity securities under our equity incentive plans.

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

Other than as described below, there have been no material changes to our critical accounting estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, which was filed with the SEC on March 20, 2026.

Business Combinations

When we acquire a business, we allocate the purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Critical estimates used in valuing certain intangible assets include, but are not limited to, royalty rate and technology migration curve. These estimates are based on market comparable data, information obtained from the management of the acquired companies, our assessment of the information, and historical experience. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. The amounts and estimated useful lives assigned to intangible assets acquired in business combinations impact the amount and timing of future amortization expense. During the measurement period of up to one year from the acquisition date, we may record adjustments to the preliminary fair value of the assets acquired and liabilities assumed with a corresponding offset to goodwill for these business combinations.

Recent Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of April 30, 2026, we had approximately $4.4 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, money market funds, U.S. government and agency securities, time deposits, certificates of deposit, asset-backed securities, and commercial paper. Our cash, cash equivalents, and short-term and long-term investments are held for working capital, capital expenditure, and general corporate purposes, including repurchases of our common stock under our stock repurchase program as well as acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $31.3 million or increase of $31.5 million, respectively, in the market value of our cash equivalents, and short-term and long-term investments as of April 30, 2026.

As of January 31, 2026, we had approximately $4.8 billion of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $11.7 million or increase of $11.4 million, respectively, in the market value.

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

In order to manage our exposure to certain foreign currency exchange risks, we utilize foreign currency forward contracts to hedge primarily a portion of our net outstanding monetary assets and liabilities positions denominated in currencies other than the U.S. dollar. We also utilize foreign currency forward contracts, which we designate as cash flow hedges, to manage the volatility in cash flows associated with a portion of our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. All of our foreign currency forward contracts mature within 15 months. These forward contracts reduced, but did not entirely eliminate, the impact of adverse currency exchange rate movements. We did not enter into these forward contracts for trading or speculative purposes.

We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have had a material impact on our operating results for each of the three months ended April 30, 2026 and 2025. This sensitivity analysis assumes that all foreign currencies move in the same direction at the same time in the absence of hedging activities. In addition, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption.

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

The following table presents our strategic investments by type (in thousands):

	April 30, 2026	January 31, 2026

Equity securities:
Non-marketable equity securities under Measurement Alternative	$336,574	$359,114
Non-marketable equity securities under equity method	5,329	5,241
Marketable equity securities	6,628	6,264
Debt securities:
Non-marketable debt securities	5,000	10,000
Total strategic investments—included in other assets	$353,531	$380,619

See Note 4, “Cash Equivalents, Investments, and Strategic Investments,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 29, 2024, a stockholder class action lawsuit was filed against us, our former Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. On April 7, 2025, the lead plaintiff filed a second amended complaint seeking an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. After the Court granted our motion to dismiss the second amended complaint and granted the lead plaintiff leave to file a third amended complaint, the lead plaintiff filed its third amended complaint on April 14, 2026 and our motion to dismiss is due June 3, 2026. In addition, since the filing of the class action lawsuit, five additional complaints containing securities derivative claims have been filed in the Chancery Court of the State of Delaware, United States District Court for the District of Delaware, and United States District Court for the Northern District of California, respectively, against us and certain of our directors and executive officers alleging similar violations. The derivative claims had been stayed pending resolution of the anticipated motion to dismiss the third amended complaint. We and the other defendants intend to vigorously defend against the claims in these actions.

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

On February 24, 2026, a stockholder class action lawsuit was filed against us, our former Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, and other costs. On March 24, 2026, the Court approved the parties’ request that our deadline to respond to the complaint be stayed until a lead plaintiff has been appointed and the parties submit a proposed schedule for the filing of a consolidated or amended complaint and our response. As of May 29, 2026, the Court had not yet appointed a lead plaintiff. We and the other defendants intend to vigorously defend against the claims in this action.

On May 22, 2026, a stockholder class action lawsuit was filed against us, our former Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, and other costs. We and the other defendants intend to vigorously defend against the claims in this action.

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
Our revenue was $1.4 billion and $1.0 billion for the three months ended April 30, 2026 and 2025, respectively. As a result of our historical rapid growth, limited operating history, large number of new product features, including those incorporating artificial intelligence (AI) and machine learning technology (collectively, AI Technology), and unstable macroeconomic conditions, our ability to accurately forecast our future results of operations, including revenue, gross margin, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

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
We have experienced net losses in each period since inception. We generated net losses of $295.6 million and $430.0 million for the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026 and January 31, 2026, we had an accumulated deficit of $10.1 billion and $9.5 billion, respectively. We expect our costs and expenses to continue to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our research and development teams, retain our employees, and acquire other businesses, including in the areas of data science, AI, and machine learning. We have also entered and may in the future enter into new customer consumption arrangements, and have invested and may continue to invest in new product areas, that are complex and costly, whose adoption and usage are unpredictable or that require time and effort before reaching economies of scale. These activities have in the past and may continue to lead to increased fluctuations in our revenue and lower profit margins.

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
•private cloud companies and less-established public cloud companies with products that compete in some or all of our markets;
•other established vendors of legacy database solutions or big data offerings;
•providers of AI products and services;
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
Companies with which we have strategic partnerships and alliances in some areas may be competitors in other areas, and this trend may increase, particularly as we expand our product offerings. Additionally, companies that are strategic partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We also face and may in the future face increased competition from some of our customers and vendors, including observability solution providers and AI model providers. Further, some customers use drivers and/or connectors to connect our platform to third-party applications or databases. Attempts by third-party application or database providers to restrict the use of drivers and connectors may make it more difficult for customers to use our platform, which could lead to reduced sales and consumption. Any inability to effectively manage these complex relationships could materially harm our business, results of operations, and financial condition.
In addition, enterprise adoption of AI may significantly transform our competitive landscape. Frontier AI model providers may seek to vertically integrate their offerings by expanding into the data storage and management layers and developing their own database solutions. In addition, companies have begun to use AI to develop their own software, reducing their need to purchase third-party solutions. If this occurs to the existing and prospective customers of our platform, our market share could decline and our business could be harmed.

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
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, cost, markets addressed, types of data processed, ease of data ingress and egress, support of open data formats, user experience and programming languages, use of AI, interoperability and integrations across tools, applications, and platforms, and data governance, security, and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case, and our customers subsequently began using our platform for additional product categories, including data engineering, analytics, transactions, AI, and applications and collaboration. Our future success depends on our ability to continue to innovate rapidly and effectively and increase customer adoption of our platform and the AI Data Cloud, including emerging product areas such as AI, Postgres, Observability, Apache Iceberg tables, and Snowpark.

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
We have invested and continue to invest significantly in AI Technology. Our investments include internally developing AI Technology, acquiring companies with complementary AI Technology, and partnering with companies to bring AI Technology to our platform. Our competitors are pursuing similar opportunities and may, as a result of greater resources, branding, or otherwise, develop, adopt, and implement AI Technology faster or more successfully than we do, which could impair our ability to compete effectively. We also use third-party vendors for certain AI Technology components and services, including large language models, and if they are flawed or fail to execute, it may adversely impact our ability to deliver our products and services to our customers. In addition, our successful development of AI Technology depends on our access to GPUs and ability to recruit and retain AI-skilled personnel, both of which are currently in high demand. Finally, customers’ use of our AI Technology is often dependent on their ability to meet evolving regulatory standards, successfully complete internal compliance reviews, and enter into mutually acceptable contractual terms. If they are unable to do so, they may not use our AI Technology as much as we anticipate, or at all. It is also possible that our investments in AI Technology do not result in the benefits we anticipate, or enable us to maintain our competitive advantage. For example, we may not accurately anticipate market demand or offer AI Technology that amplifies our core data platform.

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

There can be no assurance that security measures designed to protect against security incidents will be effective, that we will be able to detect, mitigate, or remediate vulnerabilities in our products and information security systems (such as our hardware and software, including that of third parties upon which we rely) on a timely basis, or that our efforts to investigate, mitigate, contain, and remediate any security or data incidents that do occur will be successful. In general, cybersecurity incidents or security vulnerabilities (both in our internal environment and third-party environments we may not control), as well as actions taken by us or third parties to detect, investigate, mitigate, contain, and remediate them, could lead to significant interruptions in our operations, outages, loss of data and income, reputational harm, diversion of funds, increased insurance costs, and other harm to our business and competitive position. We also may be unwilling or unable to make ransom payments due to, for example, applicable laws or regulations prohibiting such payments, the negative precedent such payments would set, or uncertainty over whether such payments would result in the threat actor deleting stolen data or otherwise delivering on their promised course of action.

In addition, the risk of cybersecurity and data incidents will increase as we continue to expand our product offerings and geographic footprint, grow our customer and partner base, expand our AI Technology offerings, acquire operating companies, increase our technological integrations with external environments, provide technical consulting services where our personnel are operating within customer environments, and process, store, and transmit increasingly large amounts and increasingly sensitive and highly regulated types of data. In particular, certain new product offerings, including through both internal development and strategic acquisitions, may pose different or greater data and security risks than our traditional offerings. These products include, for example, features and functionality that access, take instructions from, and operate on large amounts of data inside and outside our platform, that are customized based on customer specifications, or that are accessible from external environments where we have no or limited visibility or control, such as distributed endpoints (e.g., a user’s local device) and publicly accessible networks, which increase the potential attack surface for threat actors. If our security measures designed to mitigate and defend against these risks are not effective or if our customers fail to effectively implement them, we or our customers may experience unintended access to or actions taken with respect to our or their systems or data.

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

We may incur liability or suffer reputational harm for cybersecurity even if we do not control the applicable security measures or if we are not at fault. Our customers have experienced, and may in the future experience, security incidents in connection with their use of our platform that harm our customer relationships and our reputation, even when such incidents are due to vulnerabilities, policy violations, inadequate security controls, third party integrations, or credential exposures that we do not cause or control. There have been and may continue to be supply chain attacks targeting third party software to which customers provide access credentials to their Snowflake accounts. We operate under a shared responsibility cybersecurity model where we are responsible for the security of our platform and underlying cloud infrastructure, while our customers are responsible for selecting, enabling, and configuring security and operational controls for their individual environments in a manner that meets applicable cybersecurity standards and effectively reduces their information security risk. Some customers also use third-party external authentication tools, in which case we do not have visibility into whether adequate access controls (such as multi-factor authentication (MFA) or network restrictions) are being enforced. Regardless of whether customers use our authentication tools or external tools, if customers allow static access credentials, they are responsible for ensuring that the credentials remain private and are rotated on a regular basis. If our customers do not implement, or incorrectly implement, the security tools and features we offer and support within our platform or otherwise fail to fulfill their responsibilities under our shared responsibility cybersecurity model, there is a higher risk that they will be the victim of cybersecurity or data incidents, which may harm our customer relationships, our reputation, and our business, which has occurred in the past and may happen again in the future.

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
From time to time, we may become subject to legal proceedings and claims, such as claims brought by our customers in connection with commercial disputes, cybersecurity incidents, employment claims, including claims related to the loss of employee equity grants upon termination, intellectual property claims, or securities class actions or other claims related to volatility in the trading price of our common stock. For example, we are named in certain securities class action lawsuits in federal court alleging federal securities law violations, a class action lawsuit in federal court alleging copyright infringement in connection with our large language model training, and numerous class action lawsuits alleging common law and statutory claims in connection with cybersecurity matters. See the section titled “Legal Proceedings” for more information. Litigation has resulted and could continue to result in substantial costs and diversion of management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Our existing insurance might not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims, or continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.

We or our third-party service providers could suffer disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies.
Our business depends on our platform being available without disruption. We and our third-party service providers have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems related to our platform and with the public cloud and internet infrastructure on which our platform relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities, coding errors, and defects in proprietary and open-source software, human error or misconduct, natural disasters (such as tornadoes, earthquakes, or fires), military conflicts and terrorist attacks (such as strikes on data centers or other infrastructure), capacity constraints, design limitations, denial of service attacks, or other security-related incidents.

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
Any of these factors may cause our results of operations to vary significantly or be adversely affected. If our results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class actions and shareholder derivative lawsuits.
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

A substantial majority of our sales to government entities have been made indirectly through our distribution and reseller partners; and, as our capabilities and compliance posture mature, we have begun engaging directly with government customers to accelerate growth, which can expose us to additional government procurement requirements, higher compliance burdens, and other risks associated with directly contracting with government entities. Doing business with government entities, whether directly or indirectly, presents a variety of risks. Many government entities need significant education regarding our business model, as well as the uses and benefits of our platform. The procurement process for governments and their agencies is highly competitive and time-consuming, and government decisions about their procurement needs have been and may in the future be, in certain circumstances, subject to political influence. Beyond this, demand for our platform may be adversely impacted by public sector budgetary cycles, changes in government procurement policies, and funding availability that in any given fiscal cycle may be reduced or delayed, including in connection with an extended federal government shutdown. Further, if we or our partners are successful in receiving a competitive contract award, that award could be challenged by one or more competitive bidders in a legal action known as a “bid protest.” Bid protests may result in an increase in expenses related to obtaining or preserving contract awards or an unfavorable modification or loss of an award. In the event a bid protest is unsuccessful, the resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated. As a result of these lengthy and uncertain sales cycles, it is difficult for us to predict the timing of entering into customer agreements with government entities or with our distribution and reseller partners in the government market.

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

From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. For example, in February 2024, Sridhar Ramaswamy was appointed as Chief Executive Officer to replace Frank Slootman. Following our Chief Executive Officer transition, we experienced several executive leadership transitions, including the following transitions that occurred since the beginning of fiscal 2026: in March 2025, Michael Gannon was appointed as Chief Revenue Officer to replace Christopher W. Degnan; in September 2025, Brian Robins was appointed to replace Michael P. Scarpelli as Chief Financial Officer upon his retirement; and in March 2026, Jonathan Beaulier was appointed as Chief Revenue Officer to succeed Mr. Gannon. Loss of additional executive officers, key employees, any otherwise significant turnover or attrition could harm morale, cause additional personnel to depart, degrade customer and partner relationships, and introduce operational delays or risks, each of which could harm our operating results.

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

In order to support our growing business, we will need to continue to hire in new locations around the world and manage remote/hybrid working policies in certain areas, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, including skilled AI engineers and qualified sales and marketing personnel, many of whom are in high demand and command high compensation packages. Many of the companies with which we compete for experienced personnel have greater resources than we have and can provide more competitive compensation and benefits. In addition, prospective and existing employees often consider the value and other terms of the equity awards they receive to be an important part of their employment compensation package. Our stock price declined significantly during portions of fiscal 2027 and fiscal 2026. If the actual or perceived value of our equity awards declines or undergoes significant volatility, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees. Furthermore, current and prospective employees may believe that their equity award offers have limited upside, and our competitors may be able to offer more appealing compensation packages. In order to retain our existing employees and manage potential attrition, including as a result of any stock price decreases and market volatility that impact the actual or perceived value of our equity awards, we may issue additional equity awards or provide our employees with increased cash compensation, which could negatively impact our results of operations and be dilutive to stockholders. For example, our stock-based compensation, net of amounts capitalized, represented 34% of our revenue for fiscal 2026 and 41% for fiscal 2025, and we expect stock-based compensation to remain substantial even if we are successful in reducing it as a percentage of our revenue. Finally, if we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached our or their legal obligations, resulting in a diversion of our time and resources.

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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions or volatility in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, bank failures, international trade relations, inflation, tariffs and trade wars, extended U.S. federal government shutdowns, and interest rate fluctuations, or the existence of epidemics, pandemics or other public health crises, political turmoil and geopolitical conflicts, natural catastrophes, warfare, or terrorist attacks on the United States, Europe, the Asia-Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. For example, the existing tariffs and continued threats of new or increased tariffs, sanctions, trade restrictions and trade barriers, ongoing changes in the United States and foreign government trade policies, various ongoing military conflicts and rising geopolitical tensions globally, including the ongoing military conflicts in the Middle East and between Russia and Ukraine as well as the rising tensions between China and Taiwan, have created volatility in the global capital markets and energy markets, have had and may continue to have disruptive impact on the global economy, and could have further global economic consequences, including disruptions of the global supply chain. Tariffs and rising fuel costs may also increase the costs for AWS, Azure, and/or GCP to provide cloud infrastructure services, which may in turn increase the costs for us to use such services when we renew our agreements with them. In addition, unfavorable conditions in the general economy, including tariffs and trade wars, as well as surging fuel costs, may negatively impact our customers’ budgets or cash flow, which could impact the contract terms, including payment terms, our customers demand from us. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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
Our professional services business, which performs implementation and training services for our customers, has grown larger and more complex as our product revenue has increased. We believe our future success depends in part on investment in professional services to facilitate activities such as AI/ML solutions, custom development, customer code conversion and migration from legacy solutions and adoption of our platform, especially with large enterprises. Our sales efforts have been and will continue to be focused on helping our customers more quickly realize the value of our platform and the AI Data Cloud rather than on the profitability of our professional services business. We price our professional services based on the anticipated cost of those services and, as a result, we expect to improve the gross profit percentage of our professional services business over time; however, if actual delivery costs exceed our estimates, our ability to achieve expected margin improvement may be adversely affected. If we are unable to manage the growth of our professional services business and improve our profit margin from these services, our operating results, including our profit margins, could be harmed.
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
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. For example, since the beginning of fiscal 2026, we have acquired several companies, including Crunchy Data Solutions, Inc., a privately-held company that provided PostgreSQL technology; TensorStax, Inc., a privately-held company that built autonomous AI agents for data engineering services; and Observe, Inc. (Observe), a privately-held company that built an AI-powered observability platform. Such transactions have in the past and may in the future divert the attention of management and cause us to incur various expenses in identifying, investigating, financing, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or unexpected costs integrating the businesses, technologies, products, personnel, contracts or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers, suppliers, or partners of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the revenue, synergies, or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, we may inherit commitments, risks, and liabilities of companies that we acquire that we are unable to successfully mitigate and that may be amplified by our existing business. Finally, disputes or litigation can arise out of our acquisitions or investments from time to time, including in connection with the achievement of earnouts.

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 25% of our revenue for the three months ended April 30, 2026. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand or continue our expansion into certain countries, including China, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
•changes in a specific country’s or region’s political, economic, or legal and regulatory environment, including the effects of pandemics, tariffs and trade wars, sanctions, terrorism, military conflicts, or long-term environmental risks;
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
If the conditional conversion feature of a series of the Notes is triggered, holders of such Notes will be entitled to elect to convert their Notes at any time during specified periods, as described in the applicable Indenture. For example, the conditional conversion feature of each series of the Notes was triggered based on the sale price of our common stock in the past. If one or more holders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, unless we elect to fully settle such conversion by delivering shares of our common stock (other than any cash paid in lieu of delivering fractional shares), which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
•to the extent a customer, partner, or other entity owns any intellectual property created through a professional services, research, collaboration, or other engagement (e.g., services arrangements where we customize software based on customer specifications), our inability to use or monetize that intellectual property as part of our business;

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
The legal and regulatory landscape applicable to AI Technology is uncertain and is evolving rapidly, which may result in new and enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation or financial condition, or results of operations. States, regions, and supranational bodies, including the EU and the United States, have passed or proposed new rules and regulations related to the use or sale of AI Technology. For example, the EU’s Artificial Intelligence Act, which entered into force in August 2024, established a comprehensive legal framework regulating AI; Texas’ Responsible Artificial Intelligence Governance Act, which went into effect on January 1, 2026, imposes obligations on developers and deployers of AI systems; California’s Training Data Transparency Act, which went into effect on January 1, 2026, imposes obligations on generative AI systems or services; Colorado’s Artificial Intelligence Act, which is expected go into effect on June 30, 2026, imposes obligations on developers and deployers of “high-risk” AI systems; and South Korea’s AI Basic Act, the country’s first major AI legislation, which went into effect on January 22, 2026, imposes obligations on developers and deployers of “high impact” and generative AI Technology. These regulations may impose onerous obligations related to our development, offering, and use of AI Technology and expose us to an increased risk of regulatory enforcement and litigation. If we cannot use AI Technology or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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

In addition, our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase, including as a result of the base erosion and profit shifting (BEPS) project, Pillar Two Model Rules, and the “side-by-side” elective safe harbor package, that are being led by the Organization for Economic Co-operation and Development (OECD), and other initiatives led by the OECD or the European Commission.

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
•short-selling of our common stock or related derivative securities;
•our issuance or repurchase of shares of our common stock or securities convertible into or exchangeable for share of our common stock and any derivative transactions relating to such securities; and
•general political, social, economic, and market conditions.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, such as recessions, inflation, interest rate changes, tariffs and trade wars, extended U.S. federal government shutdowns, or international currency fluctuations, may also negatively impact the market price of our common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been, and may be in the future, the target of this type of litigation, which could result in substantial expenses and divert our management’s attention. We are currently subject to certain separate securities class action lawsuits in federal court. See the section titled “Legal Proceedings” for more information.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
On February 2, 2026, we issued approximately 1.5 million shares of our common stock (Equity Consideration) to certain securityholders of Observe, pursuant to the terms of an agreement and plan of merger and reorganization, dated as of December 21, 2025, as partial consideration for our acquisition of all of the outstanding capital stock and certain other securities of Observe. A portion of the Equity Consideration that was issued to continuing Observe employees is subject to forfeiture upon the occurrence of certain events.

We issued the shares in reliance on an exemption from registration provided for under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. We relied on this exemption from registration based in part on the representations made by the applicable Observe securityholders.

Issuer Purchases of Equity Securities
The following table presents our stock repurchase activity under our authorized stock repurchase program during the three months ended April 30, 2026. (in thousands, except for per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

February 1, 2026 to February 28, 2026	—	$—	—	$1,102,692
March 1, 2026 to March 31, 2026	1,676	$178.95	1,676	$802,693
April 1, 2026 to April 30, 2026	—	$—	—	$802,693
Total	1,676		1,676

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

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock Subject to Trading Arrangement	Expiration Date
Benoit Dageville, Founder and Chief Architect and Director	Adopted(1)	April 3, 2026	X		1,312,086(2)	June 2, 2027
Teresa Briggs, Director	Adopted	March 2, 2026	X		687	July 6, 2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
________________
(1)Adopted pursuant to Rule 10b5-1(c)(1)(ii)(D)(2).
(2)The trading arrangement includes (a) gifts of up to 200,016 shares of our common stock and (b) up to 230,432 shares of common stock underlying vested stock options to be exercised and held.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	7/3/2025
3.2	Amended and Restated Bylaws of Snowflake Inc.	8-K	001-39504	3.1	11/29/2023
10.1+	Offer Letter by and between Snowflake Inc. and Jonathan Beaulier, dated March 28, 2026.					X
10.2+	Separation Agreement and Consulting Agreement by and between Snowflake Inc. and Michael Gannon, dated March 30, 2026.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Snowflake Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

Date: May 29, 2026

SNOWFLAKE INC.

By:	/s/ Sridhar Ramaswamy
Name:	Sridhar Ramaswamy
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian Robins
Name:	Brian Robins
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Emily Ho
Name:	Emily Ho
Title:	Chief Accounting Officer
(Principal Accounting Officer)