Form 10-Q
period 2026-07-31
Snowflake Inc.
filed 2026-09-04
CIK 1640147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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

As of August 21, 2026, there were 352.8 million shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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
•our ability to continue to innovate and make new features generally available to customers, including our development, deployment, and use of artificial intelligence (AI), and our customers’ adoption and use of such features;
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
•our ability to successfully integrate and realize the benefits of strategic acquisitions and investments;
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
•Successful execution of our AI strategy depends on effective product development, partner relationships, and use of AI in internal operations, as well as favorable customer demand and competitive dynamics. Failure to successfully execute our AI strategy could materially harm our business, financial condition, and results of operations.
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
•Sales efforts to large enterprises involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SNOWFLAKE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	July 31, 2026	January 31, 2026

Assets
Current assets:
Cash and cash equivalents	$1,707,187	$2,828,163
Short-term investments	637,508	1,201,523
Accounts receivable, net	718,464	1,303,740
Deferred commissions, current	222,084	214,058
Prepaid expenses and other current assets	208,593	195,128
Total current assets	3,493,836	5,742,612
Long-term investments	1,984,482	755,013
Property and equipment, net	207,981	248,611
Operating lease right-of-use assets	285,019	274,897
Goodwill	1,639,003	1,194,367
Intangible assets, net	426,527	246,916
Deferred commissions, non-current	222,581	241,759
Other assets	431,030	428,320
Total assets	$8,690,459	$9,132,495
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$185,250	$145,559
Accrued expenses and other current liabilities	908,005	879,537
Operating lease liabilities, current	59,787	49,598
Deferred revenue, current	2,568,489	3,346,997
Total current liabilities	3,721,531	4,421,691
Convertible senior notes, net	2,283,985	2,279,827
Operating lease liabilities, non-current	420,043	411,689
Deferred revenue, non-current	27,756	14,440
Other liabilities	87,480	80,746
Total liabilities	6,540,795	7,208,393
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $0.0001 par value per share; 200,000 shares authorized, zero shares issued and outstanding as of each of July 31, 2026 and January 31, 2026	—	—
Common stock; $0.0001 par value per share; 2,500,000 shares authorized, 352,836 and 344,317 shares issued as of July 31, 2026 and January 31, 2026, respectively; 352,455 and 343,918 shares outstanding as of July 31, 2026 and January 31, 2026, respectively	35	34
Treasury stock, at cost; 381 and 399 shares held as of July 31, 2026 and January 31, 2026, respectively	(51,990)	(54,488)
Additional paid-in capital	12,501,139	11,469,468
Accumulated other comprehensive income (loss)	(17,977)	3,337
Accumulated deficit	(10,281,543)	(9,494,249)
Total stockholders’ equity	2,149,664	1,924,102
Total liabilities and stockholders’ equity	$8,690,459	$9,132,495

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Revenue	$1,546,793	$1,144,969	$2,937,744	$2,187,043
Cost of revenue	510,075	371,815	974,575	720,601
Gross profit	1,036,718	773,154	1,963,169	1,466,442
Operating expenses:
Sales and marketing	611,615	501,957	1,200,567	960,511
Research and development	567,476	492,003	1,102,413	964,407
General and administrative	120,594	119,470	249,310	329,057
Total operating expenses	1,299,685	1,113,430	2,552,290	2,253,975
Operating loss	(262,967)	(340,276)	(589,121)	(787,533)
Interest income	41,996	49,467	83,141	102,630
Interest expense	(2,081)	(2,074)	(4,161)	(4,145)
Other income (expense), net	34,762	(4,985)	25,191	(33,043)
Loss before income taxes	(188,290)	(297,868)	(484,950)	(722,091)
Provision for income taxes	3,430	62	2,341	5,791
Net loss	(191,720)	(297,930)	(487,291)	(727,882)
Less: net income attributable to noncontrolling interest	—	87	—	227
Net loss attributable to Snowflake Inc.	$(191,720)	$(298,017)	$(487,291)	$(728,109)
Net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted	$(0.55)	$(0.89)	$(1.40)	$(2.18)
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted	349,257	335,215	347,356	333,957

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Net loss	$(191,720)	$(297,930)	$(487,291)	$(727,882)
Other comprehensive income (loss):
Cash flow hedges:
Net change in unrealized gains or losses	(2,560)	318	(2,375)	9,105
Net realized (gains) losses reclassified into net loss	503	(2,832)	323	(3,440)
Net change in unrealized gains or losses on available-for-sale debt securities	(12,326)	(2,888)	(19,379)	(659)
Other	45	13	117	12
Total other comprehensive income (loss)	(14,338)	(5,389)	(21,314)	5,018
Comprehensive loss	(206,058)	(303,319)	(508,605)	(722,864)
Less: comprehensive income attributable to noncontrolling interest	—	87	—	227
Comprehensive loss attributable to Snowflake Inc.	$(206,058)	$(303,406)	$(508,605)	$(723,091)

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended July 31, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—April 30, 2026	346,991	$34	(390)	$(53,261)	$12,086,411	$(3,639)	$(10,089,823)	$1,939,722
Issuance of common stock upon exercise of stock options	3,621	1	—	—	67,863	—	—	67,864
Issuance of common stock in connection with a business combination	458	—	—	—	110,522	—	—	110,522
Issuance of common stock in connection with a business combination subject to future vesting	225	—	—	—	—	—	—	—
Vesting of restricted stock units	2,337	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(796)	—	—	—	(186,520)	—	—	(186,520)
Reissuance of treasury stock upon settlement of equity awards	—	—	9	1,271	(1,271)	—	—	—
Stock-based compensation	—	—	—	—	424,134	—	—	424,134
Other comprehensive loss	—	—	—	—	—	(14,338)	—	(14,338)
Net loss	—	—	—	—	—	—	(191,720)	(191,720)
BALANCE—July 31, 2026	352,836	$35	(381)	$(51,990)	$12,501,139	$(17,977)	$(10,281,543)	$2,149,664

	Three Months Ended July 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—April 30, 2025	334,064	$34	(426)	$(58,153)	$10,672,455	$8,171	$(8,214,507)	$2,408,000	$6,854	$2,414,854
Issuance of common stock upon exercise of stock options	3,565	—	—	—	30,460	—	—	30,460	—	30,460
Vesting of restricted stock units	2,338	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(788)	—	—	—	(166,136)	—	—	(166,136)	—	(166,136)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	—	—	—	—	—	—	202	202	—	202
Reissuance of treasury stock upon settlement of equity awards	—	—	9	1,185	(1,185)	—	—	—	—	—
Stock-based compensation	—	—	—	—	403,528	—	—	403,528	—	403,528
Other comprehensive loss	—	—	—	—	—	(5,389)	—	(5,389)	—	(5,389)
Net income (loss)	—	—	—	—	—	—	(298,017)	(298,017)	87	(297,930)
BALANCE—July 31, 2025	339,179	$34	(417)	$(56,968)	$10,939,122	$2,782	$(8,512,322)	$2,372,648	$6,941	$2,379,589
See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended July 31, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2026	344,317	$34	(399)	$(54,488)	$11,469,468	$3,337	$(9,494,249)	$1,924,102
Issuance of common stock upon exercise of stock options	4,453	1	—	—	74,377	—	—	74,378
Issuance of common stock under employee stock purchase plan	445	—	—	—	66,987	—	—	66,987
Issuance of common stock in connection with business combinations	1,954	—	—	—	395,870	—	—	395,870
Issuance of common stock in connection with business combinations subject to future vesting	268	—	—	—	—	—	—	—
Vesting of restricted stock units	4,676	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(1,601)	—	—	—	(329,880)	—	—	(329,880)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	(1,676)	—	—	—	—	—	(300,003)	(300,003)
Reissuance of treasury stock upon settlement of equity awards	—	—	18	2,498	(2,498)	—	—	—
Stock-based compensation	—	—	—	—	826,815	—	—	826,815
Other comprehensive loss	—	—	—	—	—	(21,314)	—	(21,314)
Net loss	—	—	—	—	—	—	(487,291)	(487,291)
BALANCE—July 31, 2026	352,836	$35	(381)	$(51,990)	$12,501,139	$(17,977)	$(10,281,543)	$2,149,664

	Six Months Ended July 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Snowflake Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE—January 31, 2025	334,301	$34	(436)	$(59,505)	$10,355,211	$(2,236)	$(7,293,575)	$2,999,929	$6,714	$3,006,643
Issuance of common stock upon exercise of stock options	4,412	—	—	—	36,678	—	—	36,678	—	36,678
Issuance of common stock under employee stock purchase plan	554	—	—	—	53,193	—	—	53,193	—	53,193
Vesting of restricted stock units	4,753	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(1,627)	—	—	—	(297,470)	—	—	(297,470)	—	(297,470)
Repurchases and retirement of common stock, including transaction costs and excise tax, if any	(3,214)	—	—	—	—	—	(490,638)	(490,638)	—	(490,638)
Reissuance of treasury stock upon settlement of equity awards	—	—	19	2,537	(2,537)	—	—	—	—	—
Stock-based compensation	—	—	—	—	794,047	—	—	794,047	—	794,047
Other comprehensive income	—	—	—	—	—	5,018	—	5,018	—	5,018
Net income (loss)	—	—	—	—	—	—	(728,109)	(728,109)	227	(727,882)
BALANCE—July 31, 2025	339,179	$34	(417)	$(56,968)	$10,939,122	$2,782	$(8,512,322)	$2,372,648	$6,941	$2,379,589

See accompanying notes to condensed consolidated financial statements.

SNOWFLAKE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(487,291)	$(727,882)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	136,234	103,641
Non-cash operating lease costs	35,551	33,998
Amortization of deferred commissions	117,473	58,954
Stock-based compensation, net of any amounts capitalized	826,052	783,677
Net accretion of discounts on investments	(3,286)	(13,369)
Net realized and unrealized losses (gains) on strategic investments	(25,257)	35,265
Amortization of debt issuance costs	4,161	4,145
Asset impairment related to office facility exits	17,836	108,619
Deferred income tax	(8,489)	(3,445)
Other	7,355	(3,489)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	600,630	276,051
Deferred commissions	(106,320)	(84,864)
Prepaid expenses and other assets	(351)	(22,338)
Accounts payable	41,231	7,348
Accrued expenses and other liabilities	28,056	97,226
Operating lease liabilities	(41,842)	(26,397)
Deferred revenue	(807,163)	(323,871)
Net cash provided by operating activities	334,580	303,269
Cash flows from investing activities:
Purchases of property and equipment	(18,005)	(61,654)
Cash paid for business combinations, net of cash, cash equivalents and restricted cash acquired	(254,449)	(164,230)
Purchases of intangible assets	—	(1,311)
Purchases of investments	(1,816,116)	(1,649,044)
Sales of investments	238,456	18,875
Maturities and redemptions of investments	896,186	1,502,129
Net cash used in investing activities	(953,928)	(355,235)
Cash flows from financing activities:
Proceeds from exercise of stock options	74,424	34,446
Proceeds from issuance of common stock under employee stock purchase plan	66,987	53,193
Taxes paid related to net share settlement of equity awards	(327,742)	(294,497)
Repurchases of common stock	(300,003)	(490,638)
Payments of deferred purchase consideration for business combinations	(2,250)	(600)
Net cash used in financing activities	(488,584)	(698,096)

	Six Months Ended July 31,
	2026	2025

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,684)	12,222
Net decrease in cash, cash equivalents, and restricted cash	(1,112,616)	(737,840)
Cash, cash equivalents, and restricted cash—beginning of period	2,864,303	2,698,678
Cash, cash equivalents, and restricted cash—end of period	$1,751,687	$1,960,838
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$9,545	$35,392
Non-cash consideration for business combinations	$420,590	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,707,187	$1,880,720
Restricted cash—included in other assets and prepaid expenses and other current assets	44,500	80,118
Total cash, cash equivalents, and restricted cash	$1,751,687	$1,960,838
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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of July 31, 2026 and the results of operations for the three and six months ended July 31, 2026 and 2025, and cash flows for the six months ended July 31, 2026 and 2025. The condensed balance sheet as of January 31, 2026 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended July 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Snowflake, its wholly-owned subsidiaries, and, prior to November 1, 2025, a majority-owned subsidiary in which the Company had a controlling financial interest. All intercompany transactions and balances have been eliminated in consolidation. The Company recorded noncontrolling interest in its condensed consolidated financial statements for the three and six months ended July 31, 2025 to recognize the minority ownership interest in its majority-owned subsidiary. Profits and losses of the majority-owned subsidiary were attributed to controlling and noncontrolling interests using the hypothetical liquidation at book value method.

Segment Information

The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer (CEO), who reviews financial information presented on a consolidated basis, including, but not limited to, the Company’s consolidated net loss, for purposes of making operating decisions, assessing financial performance, and allocating resources.

The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Revenue	$1,546,793	$1,144,969	$2,937,744	$2,187,043
Cost of revenue and operating expenses:
Cost of product revenue(1)(2)	434,418	302,316	821,292	587,592
Cost of professional services and other revenue(2)	75,657	69,499	153,283	133,009
Sales and marketing(2)	611,615	501,957	1,200,567	960,511
Research and development(2)	567,476	492,003	1,102,413	964,407
General and administrative(2)	120,594	119,470	249,310	329,057
Interest income	(41,996)	(49,467)	(83,141)	(102,630)
Interest expense	2,081	2,074	4,161	4,145
Other (income) expense, net	(34,762)	4,985	(25,191)	33,043
Provision for income taxes	3,430	62	2,341	5,791
Net loss	$(191,720)	$(297,930)	$(487,291)	$(727,882)
________________
(1)Third-party cloud infrastructure expenses, including those related to AI inference and graphics processing units, incurred in connection with customers’ use of the Snowflake platform and the deployment and maintenance of the platform on public clouds, including different regional deployments, represented approximately 75% and 70% of cost of product revenue for the three months ended July 31, 2026 and 2025, respectively, and 74% and 69% of cost of product revenue for the six months ended July 31, 2026 and 2025, respectively.
(2)Personnel-related expenses, excluding stock-based compensation and associated payroll taxes, represented approximately 37% and 38% of the Company’s total cost of revenue and operating expenses for the three months ended July 31, 2026 and 2025, respectively, and 37% and 36% of the Company’s total cost of revenue and operating expenses for the six months ended July 31, 2026 and 2025, respectively. These expenses consist primarily of salaries, benefits, bonuses, and sales commissions and draws paid to the Company’s sales force, including amortization of deferred commissions, and associated payroll taxes. They also include salaries, benefits, and bonuses allocated as part of overhead costs. See Note 12, “Equity,” for details regarding the Company’s stock-based compensation.

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

The following table presents the Company’s long-lived assets, comprising property and equipment, net and operating lease right-of-use assets, by geographic area (in thousands):

	July 31, 2026	January 31, 2026

United States	$369,941	$392,566
Other(1)	123,059	130,942
Total	$493,000	$523,508
________________
(1)No individual country outside of the United States accounted for more than 10% of the Company’s long-lived assets as of each of July 31, 2026 and January 31, 2026.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, which was filed with the SEC on March 20, 2026. There have been no significant changes to the Company’s accounting policies during the six months ended July 31, 2026, except for updates to the stock-based compensation accounting policy with respect to restricted stock unit awards subject to market-based vesting conditions granted during the period, as described below.

Stock-Based Compensation

The Company’s equity awards include stock options, restricted stock unit awards (RSUs), restricted common stock granted to employees, non-employee directors, and other service providers, and stock purchase rights granted under the Employee Stock Purchase Plan (ESPP Rights) to employees. RSUs may include awards that are subject to (i) only a service condition (Service-Based RSUs), (ii) both performance and service conditions (Performance-Based RSUs), and (iii) both market and service conditions (Market-Based RSUs). Equity awards are reviewed in determining whether such awards are equity-classified or liability-classified.

Stock-based compensation related to equity-classified awards is measured based on the estimated fair value of the awards on the date of grant and generally recognized on a straight-line basis over the requisite service period. The grant-date fair value of each stock option granted and ESPP Rights is estimated using the Black-Scholes option-pricing model. The determination of the grant-date fair value using an option-pricing model is affected by the fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over an expected term, the expected term based on actual and projected employee stock option exercise behaviors, the risk-free interest rate for an expected term, and expected dividends. The grant-date fair value of each Market-Based RSU is estimated using a Monte Carlo simulation model that takes into account similar input assumptions as the Black-Scholes option-pricing model as well as the possibility that the market condition may not be satisfied and a post-vest delivery deferral or holding period discount, if any. The grant-date fair value of each Service-Based RSU or Performance-Based RSU is determined based on the fair value of the Company’s common stock on the date of grant. For equity-classified Performance-Based RSUs, the stock-based compensation is recognized using an accelerated attribution method over the requisite service period, based on the Company’s periodic assessment of the probability that the performance condition will be achieved. For equity-classified Market-Based RSUs, the stock-based compensation is recognized using an accelerated attribution method over the requisite service period. Stock-based compensation that was previously recognized is not reversed if the market condition is ultimately not met, provided the requisite service is rendered.

Certain Performance-Based RSUs are liability-classified, as the monetary value of the obligation under each potential outcome of the performance condition is predominantly based on a fixed monetary amount known at inception and will be settled in a variable number of the Company’s common stock. The fair value of these awards is estimated using the Monte Carlo simulation model, which requires the use of various assumptions, including the expected stock price volatility and risk-free interest rate. These awards are subsequently remeasured to the fair value at each reporting date until the number of these awards eligible to vest is fixed, at which time these awards will be reclassified to equity. Stock-based compensation associated with these awards is recognized based on the probable outcome of the performance condition, using an accelerated attribution method over the requisite service period, with a cumulative catch-up adjustment recognized for changes in the fair value estimated at each reporting date.

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

Recently Adopted Accounting Pronouncements

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

3. Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations

Disaggregation of Revenue

Revenue consists of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Product revenue	$1,491,861	$1,090,496	$2,826,190	$2,087,309
Professional services and other revenue	54,932	54,473	111,554	99,734
Total	$1,546,793	$1,144,969	$2,937,744	$2,187,043

Revenue by geographic area, based on the location of the Company’s customers (or end-customers under reseller arrangements), was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Americas:
United States	$1,152,224	$861,469	$2,195,743	$1,645,976
Other Americas(1)	40,953	30,570	76,962	60,231
EMEA(1)(2)	258,747	185,315	489,364	354,124
Asia-Pacific and Japan(1)	94,869	67,615	175,675	126,712
Total	$1,546,793	$1,144,969	$2,937,744	$2,187,043
________________
(1)No individual country in these areas represented more than 10% of the Company’s revenue for all periods presented.
(2)Includes Europe, the Middle East and Africa.

Accounts Receivable, Net

The Company’s allowance for credit losses was not material as of each of July 31, 2026 and January 31, 2026.

Significant Customers

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. As of each of July 31, 2026 and January 31, 2026, there were no customers that represented 10% or more of the Company’s accounts receivable, net balance. Additionally, there were no customers that represented 10% or more of the Company’s revenue for each of the three and six months ended July 31, 2026 and 2025.

Deferred Revenue

The Company recognized $1.1 billion and $827.6 million of revenue for the three months ended July 31, 2026 and 2025, respectively, from the deferred revenue balances as of April 30, 2026 and 2025, respectively.

The Company recognized $2.0 billion and $1.4 billion of revenue for the six months ended July 31, 2026 and 2025, respectively, from the deferred revenue balances as of January 31, 2026 and 2025, respectively.

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

As of July 31, 2026, the Company’s RPO was approximately $9.0 billion, of which the Company expects approximately 54% to be recognized as revenue in the 12 months ending July 31, 2027 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

4. Cash Equivalents, Investments, and Strategic Investments

Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents, short-term investments, and long-term investments on the condensed consolidated balance sheets (in thousands):

	July 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$895,540	$—	$—	$895,540
Time deposits	102,096	—	—	102,096
Total cash equivalents	997,636	—	—	997,636
Investments:
Corporate notes and bonds	2,198,678	570	(12,748)	2,186,500
U.S. government and agency securities	293,000	106	(1,314)	291,792
Asset-backed securities	140,329	63	(585)	139,807
Commercial paper	3,648	—	(8)	3,640
Certificates of deposit	251	—	—	251
Total investments	2,635,906	739	(14,655)	2,621,990
Total cash equivalents and investments	$3,633,542	$739	$(14,655)	$3,619,626

	January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents:
Money market funds	$1,752,777	$—	$—	$1,752,777
Time deposits	108,727	—	—	108,727
U.S. government securities	94,523	9	—	94,532
Commercial paper	40,384	2	(7)	40,379
Certificates of deposit	2,808	—	—	2,808
Corporate notes and bonds	75	—	—	75
Total cash equivalents	1,999,294	11	(7)	1,999,298
Investments:
Corporate notes and bonds	1,382,374	4,473	(11)	1,386,836
U.S. government and agency securities	484,453	961	(14)	485,400
Certificates of deposit	65,643	46	—	65,689
Commercial paper	18,605	6	—	18,611
Total investments	1,951,075	5,486	(25)	1,956,536
Total cash equivalents and investments	$3,950,369	$5,497	$(32)	$3,955,834

The Company included $27.3 million and $16.9 million of interest receivable related to cash equivalents and investments in prepaid expenses and other current assets on the condensed consolidated balance sheets as of July 31, 2026 and January 31, 2026, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of each of July 31, 2026 and January 31, 2026 because such potential losses were not material.

As of July 31, 2026, the estimated fair values of available-for-sale marketable debt securities classified as short-term or long-term investments on the Company’s condensed consolidated balance sheets, by remaining contractual maturity, are as follows (in thousands):

July 31, 2026
Estimated Fair Value

Due within 1 year	$637,508
Due in 1 year to 3 years	1,165,145
Due in 3 years to 5 years	679,530
No single maturity date(1)	139,807
Total	$2,621,990
________________
(1)Securities with no single maturity date include asset-backed securities.

Gross unrealized losses on the Company’s available-for-sale marketable debt securities were not material as of each of July 31, 2026 and January 31, 2026.

For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. The decline in fair values of these securities due to credit related factors was not material as of each of July 31, 2026 and January 31, 2026.

Strategic Investments

The Company’s strategic investments consist primarily of non-marketable equity securities recorded at cost minus impairment, if any, and adjusted for observable transactions for the same or similar investments of the same issuer (referred to as the Measurement Alternative).

The following table presents the Company’s strategic investments by type (in thousands):

	July 31, 2026	January 31, 2026

Equity securities:
Non-marketable equity securities under Measurement Alternative	$352,284	$359,114
Non-marketable equity securities under equity method	5,397	5,241
Marketable equity securities	7,497	6,264
Debt securities:
Non-marketable debt securities	5,000	10,000
Total strategic investments—included in other assets	$370,178	$380,619

The following table summarizes the gains and losses associated with the Company’s strategic investments (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Unrealized gains (losses) on non-marketable equity securities under Measurement Alternative:
Upward adjustments	$21,469	$—	$21,469	$—
Impairments	—	(5,000)	(2,000)	(31,521)
Net unrealized gains (losses) on marketable equity securities	869	(980)	1,233	(5,448)
Net unrealized gains (losses) on strategic investments in equity securities	22,338	(5,980)	20,702	(36,969)
Net realized gains on strategic investments in equity securities(1)	12,417	400	10,555	1,704
Change in fair value of a non-marketable debt security accounted for under fair value option	—	—	(6,000)	—
Total—included in other income (expense), net	$34,755	$(5,580)	$25,257	$(35,265)
________________
(1)The net realized gains on strategic investments in equity securities for the six months ended July 31, 2026 include a remeasurement loss of $2.2 million recognized on a previously held equity interest in Observe, Inc. See Note 7, “Business Combinations,” for further details. For strategic investments in equity securities sold, the realized gains or losses represent the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

The cumulative upward adjustments and the cumulative impairments to the carrying value of the non-marketable equity securities accounted for using the Measurement Alternative held by the Company as of July 31, 2026 were $37.4 million and $80.2 million, respectively.

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

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of July 31, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$895,540	$—	$—	$895,540
Time deposits	—	102,096	—	102,096
Short-term investments:
Corporate notes and bonds	—	509,164	—	509,164
U.S. government and agency securities	—	124,453	—	124,453
Commercial paper	—	3,640	—	3,640
Certificates of deposit	—	251	—	251
Long-term investments:
Corporate notes and bonds	—	1,677,336	—	1,677,336
U.S. government and agency securities	—	167,339	—	167,339
Asset-backed securities	—	139,807	—	139,807
Strategic investments—included in other assets:
Marketable equity securities	7,497	—	—	7,497
Non-marketable debt securities	—	—	5,000	5,000
Derivative assets—included in prepaid expenses and other current assets and other assets:
Foreign currency forward contracts	—	1,856	—	1,856
Total assets	$903,037	$2,725,942	$5,000	$3,633,979
Liabilities:
Derivative liabilities—included in accrued expenses and other current liabilities and other liabilities:
Foreign currency forward contracts	$—	$(3,709)	$—	$(3,709)
Total liabilities	$—	$(3,709)	$—	$(3,709)

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

The Company’s derivative financial instruments, consisting of foreign currency forward contracts, are carried at fair value on the condensed consolidated balance sheets. The following table summarizes the notional amounts of the Company’s outstanding derivative financial instruments (in thousands):

	July 31, 2026	January 31, 2026

Foreign currency forward contracts not designated as hedging instruments	$227,751	$228,997
Foreign currency forward contracts designated as cash flow hedges	273,147	86,992
Total derivative financial instruments	$500,898	$315,989

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

See Note 10, “Convertible Senior Notes,” for the fair value measurement of the Company’s convertible senior notes.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	July 31, 2026	January 31, 2026

Leasehold improvements	$139,682	$133,374
Computers, equipment, and software	72,062	69,213
Furniture and fixtures	35,444	32,548
Capitalized software development costs	232,538	231,131
Construction in progress—capitalized software development costs	—	4,973
Construction in progress—other	6,983	17,274
Total property and equipment, gross	486,709	488,513
Less: accumulated depreciation and amortization(1)	(278,728)	(239,902)
Total property and equipment, net	$207,981	$248,611
________________
(1)Includes $183.8 million and $154.6 million of accumulated amortization related to capitalized software development costs as of July 31, 2026 and January 31, 2026, respectively.

Depreciation and amortization expense was $26.4 million and $53.4 million for the three and six months ended July 31, 2026, respectively. Included in these amounts were the amortization of capitalized software development costs of $15.7 million and $32.7 million for the three and six months ended July 31, 2026, respectively.

Depreciation and amortization expense was $27.0 million and $51.7 million for the three and six months ended July 31, 2025, respectively. Included in these amounts was the amortization of capitalized software development costs of $17.0 million and $33.8 million for the three and six months ended July 31, 2025, respectively.

Impairment charges were not material for the six months ended July 31, 2026. During the six months ended July 31, 2025, the Company recognized impairment charges of $20.8 million, mainly for leasehold improvements and furniture and fixtures, primarily relating to the cease-use of its San Mateo office facility. Such impairment charges were recorded as general and administrative expenses on the condensed consolidated statement of operations. See Note 11, “Commitments and Contingencies,” for further details.

7. Business Combinations

Natoma Labs, Inc.

On June 3, 2026, the Company acquired all of the outstanding capital stock of Natoma Labs, Inc. (Natoma), an enterprise Model Context Protocol platform for AI agents. The Company acquired Natoma primarily for its developed technology and talent. The Company has accounted for this transaction as a business combination.

The acquisition date fair value of the preliminary purchase consideration was $128.3 million, which was comprised of the following (in thousands):

Estimated Fair Value

Common stock(1)	$110,523
Cash	17,748
Total	$128,271
________________
(1)Approximately 0.5 million shares of the Company’s common stock were included in the purchase consideration and the fair values of these shares were determined based on the closing market price of $241.28 per share on the acquisition date.

In connection with this business combination, the Company also issued to certain of Natoma’s employees a total of approximately 0.2 million shares of the Company’s common stock in exchange for a portion of their Natoma stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each of these employees’ continued employment with the Company or its affiliates. The $54.4 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of three years. See Note 12, “Equity”, for further discussion.

The following table summarizes the preliminary allocation of purchase consideration to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)

Cash	$11,210
Developed technology intangible asset	17,400	3
Deferred tax liabilities, net(1)	(1,927)
Other net tangible liabilities	(230)
Total identifiable net assets	26,453
Goodwill	101,818
Total purchase consideration	$128,271
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

The excess of purchase consideration over the preliminary fair values of identifiable net assets acquired was recorded as goodwill, which is not deductible for income tax purposes. The Company believes the goodwill balance associated with this business combination represents the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings as well as the acquired assembled workforce.

Acquisition-related costs, recorded as general and administrative expenses, associated with this business combination were not material during the three months ended July 31, 2026.

From the date of acquisition through July 31, 2026, revenue attributable to Natoma, included in the Company’s condensed consolidated statements of operations for the three and six months ended July 31, 2026, was not material. It was impracticable to determine the effect on the Company’s net loss attributable to Natoma as its operations have been integrated into the Company’s ongoing operations since the date of acquisition. Pro forma financial information for Natoma has not been presented, as the effects were not material to the Company’s condensed consolidated financial statements.

Observe, Inc.

On February 2, 2026, the Company acquired all of the outstanding capital stock of Observe, Inc. (Observe), a privately-held company that built an AI-powered observability platform. The Company acquired Observe primarily for its developed technology and talent. The Company has accounted for this transaction as a business combination.

Prior to this business combination, the Company held a noncontrolling equity interest in Observe, which was accounted for using the Measurement Alternative with a carrying amount of $25.0 million (Previously Held Observe Equity Interest). Accordingly, the Company remeasured the Previously Held Observe Equity Interest at the date of the acquisition and recognized a loss of $2.2 million, which is recorded in other income (expense), net on the Company’s condensed consolidated statement of operations for the six months ended July 31, 2026.

The acquisition date fair value of the preliminary purchase consideration was $595.8 million, which was comprised of the following (in thousands):

Estimated Fair Value

Cash(1)	$285,729
Common stock(2)	285,348
Fair value of Previously Held Observe Equity Interest(3)	22,768
Settlement of preexisting relationships(4)	1,952
Total	$595,797
________________
(1)Net of $4.5 million in post-closing adjustments, which was settled during the fiscal quarter ended July 31, 2026.
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

Acquisition-related costs, recorded as general and administrative expenses, associated with this business combination were not material during the six months ended July 31, 2026.

The results of operations of Observe from the date of acquisition, which were not material, have been included in the Company’s condensed consolidated statements of operations for the three and six months ended July 31, 2026.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Observe, as if Observe had been acquired as of February 1, 2025 (in thousands):

	Pro Forma
	Three Months Ended July 31,	Six Months Ended July 31,
	2025	2026	2025

	(unaudited)
Revenue	$1,151,154	$2,937,744	$2,199,542
Net loss	$(334,210)	$(491,705)	$(816,851)

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

8. Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	July 31, 2026
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$542,363	$(200,758)	$341,605
Customer relationships	51,400	(14,130)	37,270
Developer community	154,900	(132,764)	22,136
Assembled workforce	57,822	(50,572)	7,250
Other	30,185	(12,345)	17,840
Total finite-lived intangible assets	$836,670	$(410,569)	$426,101
Indefinite-lived intangible assets—trademarks			426
Total intangible assets, net			$426,527

	January 31, 2026
	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Developed technology	$334,963	$(147,893)	$187,070
Developer community	154,900	(117,418)	37,482
Assembled workforce	57,822	(46,909)	10,913
Customer relationships	16,400	(6,796)	9,604
Patents and other	10,185	(8,764)	1,421
Total finite-lived intangible assets	$574,270	$(327,780)	$246,490
Indefinite-lived intangible assets—trademarks			426
Total intangible assets, net			$246,916

Amortization expense of intangible assets was $42.2 million and $82.8 million for the three and six months ended July 31, 2026, respectively, and $27.8 million and $51.9 million for the three and six months ended July 31, 2025, respectively. Cost and accumulated amortization of fully amortized intangible assets are removed from the Company's consolidated balance sheets when they are no longer in use.

As of July 31, 2026, future amortization expense is expected to be as follows (in thousands):

Amount
Fiscal Year Ending January 31,
Remainder of 2027	$85,947
2028	132,840
2029	86,690
2030	66,859
2031	53,058
Thereafter	707
Total	$426,101
Goodwill

Changes in goodwill were as follows (in thousands):

Amount

Balance—January 31, 2026	$1,194,367
Additions	444,636
Balance—July 31, 2026	$1,639,003

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2026	January 31, 2026

Accrued compensation	$305,776	$304,619
Accrued third-party cloud infrastructure expenses	168,836	121,727
Accrued customer liabilities related to Snowflake Marketplace(1)	162,196	122,893
Employee contributions under employee stock purchase plan	44,467	69,161
Liabilities associated with sales, marketing, and business development programs	37,058	54,462
Employee payroll tax withheld on employee stock transactions	26,562	18,127
Accrued taxes	23,047	35,640
Accrued professional services	12,366	16,043
Accrued purchases of property and equipment	8,187	10,446
Other	119,510	126,419
Total accrued expenses and other current liabilities	$908,005	$879,537
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

The Sale Price Trigger was met during each of the three months ended July 31, 2025, October 31, 2025, January 31, 2026, and July 31, 2026, and as a result, holders were or are entitled to convert the Notes at any time during each of the three months ended October 31, 2025, January 31, 2026, April 30, 2026, and October 31, 2026. Through July 31, 2026, the amount of the principal balance of the 2027 Notes that had been converted was not material. The Company continues to classify the net carrying amount of the Notes as a non-current liability as the Company has the option to settle the obligation in shares upon conversion and the Notes’ maturity dates are more than 12 months away.

The following table presents the net carrying values and fair values of each series of Notes as of July 31, 2026 (in thousands):

	Principal	Unamortized Debt Issuance Costs	Net Carrying Value	Fair Value
				Amount	Leveling

2027 Notes	$1,149,997	$6,098	$1,143,899	$2,167,169	Level 2
2029 Notes	$1,150,000	$9,914	$1,140,086	$2,283,407	Level 2

The fair value was determined based on the quoted prices of the Notes in an inactive market on the last traded day of the fiscal quarter and has been classified as Level 2 in the fair value hierarchy.

Amortization of debt issuance costs was not material for each of the three and six months ended July 31, 2026 and 2025.

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

In February 2026, the Company entered into a lease agreement for a new office facility located in the United States with a total commitment of $52.0 million, net of tenant incentives expected. The lease commenced during the six months ended July 31, 2026, with an expiration date in fiscal 2039, and resulted in an increase of $27.9 million in each of the Company’s operating lease right-of-use assets and operating lease liabilities.

As of July 31, 2026, the Company had committed $77.6 million for leases signed but not yet commenced based on the exchange rate as of July 31, 2026. These leases will commence on various dates starting in fiscal 2027 with lease terms ranging from 5.3 years to 7.2 years.

In addition, the Company subleases certain of its unoccupied facilities to third parties with various expiration dates through fiscal 2033. Such subleases have all been classified as operating leases. Sublease income is recorded as a reduction to the Company’s operating lease costs. Sublease income was not material for each of the three and six months ended July 31, 2026 and 2025.

Impairment charges were not material for the six months ended July 31, 2026. During the six months ended July 31, 2025, the Company recognized impairment charges of $87.8 million for operating lease right-of-use assets, and $20.8 million for property and equipment, net, primarily relating to the cease-use of its San Mateo office facility. These impairment charges represent the amounts by which the carrying values of the asset groups exceeded their estimated fair values, and were recorded as general and administrative expenses on the condensed consolidated statement of operations. The fair values of the impaired asset groups were estimated using discounted cash flow models (income approach) based on market participant assumptions, including the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates to reflect the level of risk associated with receiving future cash flows. These assumptions are classified within Level 3 inputs of the fair value hierarchy. The fair values of the impaired asset groups are not material.

Other Contractual Commitments—Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate the Company’s operations at the enterprise level.

During the fiscal quarter ended July 31, 2026. and through the filing date of this Quarterly Report on Form 10-Q, the Company amended an existing three-year agreement with a third-party AI service provider that began in December 2025 to support the Company’s AI products. Under the amended agreement, the Company has committed to spend an additional $190 million for the first contract year, increasing the total minimum purchase commitment over the three-year contract term ending November 2028 to $390 million. As of July 31, 2026, the total remaining minimum purchase commitment was $270 million. Services accessed through certain public cloud providers may be applied toward the Company’s contractual spend commitments under this amended agreement. The Company is required to pay the difference if it fails to meet the minimum spend for any contract year.

In June 2026, the Company amended an existing third-party cloud infrastructure agreement that provides for a total purchase commitment of $6.0 billion over a five-year contract term ending March 2031. Under the amended agreement, the Company has committed to utilize incremental exabytes of storage at certain contracted rates over a 10-year contract term that extends the term for such storage from March 2031 to May 2036. The incremental exabytes of storage may be subject to adjustments based on our actual usage. The Company estimates the aggregate minimum purchase obligation for the incremental exabytes of storage to be approximately $58 million as of July 31, 2026.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for each of the three and six months ended July 31, 2026 and 2025.

Legal Matters—On March 23, 2021, a former employee filed a charge with the National Labor Relations Board (NLRB) claiming that he was terminated in retaliation for engaging in concerted activity protected under the National Labor Relations Act. On September 15, 2023, following a hearing before a NLRB administrative law judge, the administrative law judge issued his ruling in favor of the former employee and ordered that he be awarded certain compensatory and other damages. The Company is appealing the ruling to the Board of the NLRB. The Company believes it is reasonably possible that a loss could ultimately result from an unfavorable outcome and that an estimate of the potential range of loss is between zero and $25 million, plus interest. No material loss accrual was recorded on the Company’s condensed consolidated balance sheets as of each of July 31, 2026 and January 31, 2026, because management believes the likelihood of material loss resulting from this charge is not probable given the further appellate proceedings that are due to take place.

On February 29, 2024, a stockholder class action lawsuit was filed against the Company, the Company’s former Chief Executive Officer, and the Company’s former Chief Financial Officer in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. On April 7, 2025, the lead plaintiff filed a second amended complaint seeking an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. After the Court granted the Company’s motion to dismiss the second amended complaint and granted the lead plaintiff leave to file a third amended complaint, the lead plaintiff filed its third amended complaint on April 14, 2026. The Company filed its motion to dismiss the third amended complaint on June 3, 2026. As of September 3, 2026, the parties were awaiting the Court’s ruling on the Company’s motion to dismiss the third amended complaint. In addition, since the filing of the class action lawsuit, five additional complaints containing securities derivative claims have been filed in the Chancery Court of the State of Delaware, United States District Court for the District of Delaware, and United States District Court for the Northern District of California, respectively, against the Company and certain of the Company’s directors and executive officers alleging similar violations. The derivative claims have been stayed pending resolution of the motion to dismiss the third amended complaint. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company and the other defendants intend to vigorously defend against the claims in these actions.

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

On November 21, 2025, a class action lawsuit was filed against the Company in the United States District Court for the District of Montana alleging copyright infringement on behalf of a putative class of individuals and entities that own a United States copyright in any work that was allegedly copied, stored, or used without authorization to train the Company’s large language model. The complaint seeks an award of statutory and other damages, attorneys’ fees, and all appropriate legal and equitable relief. On January 22, 2026, the Company filed its answer to the complaint and the matter is currently in discovery. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter at this time. The Company intends to vigorously defend against the claims in this action.

On February 24, 2026, a stockholder class action lawsuit was filed against the Company, the Company’s former Chief Executive Officer, and the Company’s former Chief Financial Officer in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, and other costs. On June 1, 2026, the Court appointed a lead plaintiff. On July 23, 2026, the Court granted the parties’ stipulation to consolidate a related securities class action filed on May 22, 2026 into this action and terminated the related action. On August 14, 2026, the lead plaintiff filed its amended complaint. The Company’s motion to dismiss is due October 13, 2026. In addition, on June 29, 2026, a shareholder derivative lawsuit was filed against the Company and certain of the Company’s directors and executive officers in the same court alleging violations of securities laws and other common law claims, the allegations in which track those in this action. On September 1, 2026, the parties filed a stipulation with the Court requesting that the derivative action be stayed in its entirety pending the final resolution of the class action. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter at this time. The Company and the other defendants intend to vigorously defend against the claims in these actions.

In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

Letters of Credit—As of July 31, 2026, the Company had a total of $32.8 million in cash collateralized letters of credit outstanding, in favor of certain landlords for the Company’s leased facilities and a certain employee-related benefit. These letters of credit renew annually and expire at various dates through fiscal 2039.

Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, non-employee directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. For each of the three and six months ended July 31, 2026 and 2025, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions, where the Company is an indemnifying party, were not material.

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

The Company had reserved shares of common stock for future issuance under the Company’s equity incentive plans as follows (in thousands):

	July 31, 2026	January 31, 2026

2012 Equity Incentive Plan:
Options outstanding	8,036	12,274
2020 Equity Incentive Plan:
Options outstanding	1,241	1,492
Restricted stock units outstanding	25,089	21,537
Shares available for future grants	89,177	78,590
2020 Employee Stock Purchase Plan:
Shares available for future grants	21,961	18,967
Total	145,504	132,860

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

The following table summarizes the stock repurchase activity during the six months ended July 31, 2026 and 2025 (in thousands, except per share data):

	Six Months Ended July 31,
	2026	2025

Number of shares repurchased	1,676	3,214
Weighted-average price per share(1)	$178.95	$152.63
Aggregate purchase price(1)	$299,999	$490,590
________________
(1)Excludes transaction costs and excise tax, if any, associated with the repurchases.
There were no shares repurchased under the Company’s authorized stock repurchase program during each of the three months ended July 31, 2026 and 2025. All repurchases presented in the table above were made in open market transactions. As of July 31, 2026, approximately $802.7 million remained available for future stock repurchases under the stock repurchase program (exclusive of any transaction costs associated with repurchases). The first 0.5 million shares repurchased under the Company’s authorized stock repurchased program were recorded in treasury stock as a reduction to the stockholders’ equity on the condensed consolidated balance sheets. All shares of common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price (including associated transaction costs) over par value was recorded entirely to accumulated deficit on the condensed consolidated balance sheets.

Equity Incentive Plans—The Company’s 2020 Equity Incentive Plan (2020 Plan) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards, and other forms of equity compensation (collectively, equity awards). All shares that remain available for future grants are under the 2020 Plan.

The Company’s 2012 Equity Incentive Plan (2012 Plan) provided for the grant of equity awards to employees, non-employee directors, and other service providers of the Company. The 2012 Plan was terminated in September 2020 in connection with the Company’s initial public offering (IPO) but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2012 Plan. Upon the expiration, forfeiture, cancellation, or reacquisition of any shares of common stock underlying outstanding equity awards granted under the 2012 Plan, an equal number of shares of common stock will become available for grant under the 2020 Plan. No further equity awards will be granted under the 2012 Plan. There were no outstanding RSUs under the 2012 Plan as of each of July 31, 2026 and January 31, 2026.

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

A summary of stock option activity during the six months ended July 31, 2026 is as follows:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance—January 31, 2026	13,766	$26.56	3.1	$2,294,028
Exercised	(4,453)	$16.70
Canceled	(36)	$164.78
Balance—July 31, 2026	9,277	$30.74	2.8	$2,435,653
Vested and expected to vest as of July 31, 2026	9,277	$30.74	2.8	$2,435,653
Exercisable as of July 31, 2026	8,781	$23.27	2.7	$2,371,060

No options were granted during each of the six months ended July 31, 2026 and 2025. The intrinsic value of options exercised in the six months ended July 31, 2026 and 2025 was $943.0 million and $869.3 million, respectively. The aggregate grant-date fair value of options that vested during the six months ended July 31, 2026 and 2025 was $10.3 million and $15.4 million, respectively.

Equity-Classified RSUs—Equity-classified RSUs granted under the 2020 Plan generally contain a service-based vesting condition that is typically satisfied over four years, and the related stock-based compensation for these RSUs is recognized on a straight-line basis over the requisite service period. In addition, under the 2020 Plan, the Company grants equity-classified Performance-Based RSUs to its executive officers and certain other members of its senior leadership team (Leadership PRSUs). Stock-based compensation associated with these Leadership PRSUs is recognized using an accelerated attribution method over the requisite service period, based on the Company’s periodic assessment of the probability that the performance condition will be achieved.

During the six months ended July 31, 2026, the Company awarded 0.6 million Leadership PRSUs at 200% of the target number of these awards (Fiscal 2027 Leadership PRSUs), representing the maximum number of Fiscal 2027 Leadership PRSUs that may be eligible to vest, with the ultimate number of Fiscal 2027 Leadership PRSUs eligible to vest ranging between 0% to 200% of the target number of these awards. Attainment of the Fiscal 2027 Leadership PRSUs is based on the cumulative performance achievement across certain Company performance metrics over three one-year performance periods. The annual performance targets for such Company performance metrics are set by the compensation committee of the Company’s board of directors. Achievement of the Company performance metrics for each one-year performance period is determined following the end of the respective fiscal year, and the associated portion of the Fiscal 2027 Leadership PRSUs that becomes eligible to vest is determined based on weighted attainment across such performance metrics. The service-based vesting condition for the achieved awards is satisfied over a cliff vesting period of three years. As of July 31, 2026, the performance targets for 0.1 million of the Fiscal 2027 Leadership PRSUs were not yet set by the compensation committee of the Company’s board of directors and therefore were not considered granted for accounting purposes under Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation.

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

Stock-based compensation recognized for the Leadership PRSUs was $12.5 million and $20.7 million for the three and six months ended July 31, 2026, respectively, and $15.3 million and $29.1 million for the three and six months ended July 31, 2025, respectively.

In addition, during the three months ended July 31, 2026, the Company awarded 1.0 million shares to its CEO, contingent upon meeting both service-based and market-based vesting conditions (Fiscal 2027 CEO PRSU). The market-based conditions include five vesting tranches measured over respective performance periods ranging from two- to seven-years, requiring the average closing price per share of the Company’s common stock for 90 consecutive calendar days prior to the end of the applicable performance period to equal or exceed certain stock price targets ranging from $324 to $531, as certified by the compensation committee of the Company’s board of directors. Except under certain specified circumstances, the number of shares earned, if any, less shares sold to cover certain tax withholding obligations, will be subject to a one-year delivery deferral. The grant date fair values per share for each of the five tranches range from $182.58 to $199.96.

Total stock-based compensation of $192.8 million associated with the Fiscal 2027 CEO PRSU is recognized using an accelerated attribution method over the estimated requisite service period for each tranche, which ranges from approximately three to four years and is not reversed if the market-based vesting conditions are not ultimately met, provided the requisite service is rendered. Stock-based compensation recognized was $2.2 million for the three months ended July 31, 2026.

A summary of equity-classified RSUs activity during the six months ended July 31, 2026 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2026	20,071	$162.66
Granted(1)	10,949	$176.69
Vested(2)	(4,702)	$159.53
Forfeited	(2,720)	$158.15
Performance adjustment(3)	(69)	$143.91
Unvested Balance—July 31, 2026	23,529	$170.35
________________
(1)Excludes 0.1 million Fiscal 2027 Leadership PRSUs awarded but not considered granted for accounting purposes under ASC 718, Compensation—Stock Compensation as of July 31, 2026, as the associated performance targets were not yet set.
(2)Includes an immaterial number of RSUs that were vested but unissued as of July 31, 2026.
(3)Represents an adjustment in the number of shares outstanding, with regards to Leadership PRSUs granted during fiscal 2026, based on the actual achievement of the associated Company annual performance targets for fiscal 2026.

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

Once granted, Acquisition PRSUs are initially liability-classified and recorded in other liabilities on the Company’s condensed consolidated balance sheets, as the monetary value of the obligation under each potential outcome of the performance condition is predominantly based on a fixed monetary amount known at inception and will be settled in a variable number of shares. Subsequently, these awards are remeasured to the fair value at each reporting date until the number of Acquisition PRSUs eligible to vest is fixed, at which time these awards will be reclassified to equity. Stock-based compensation associated with these awards is recognized based on the probable outcome of the performance condition, using an accelerated attribution method over the requisite service period, with a cumulative catch-up adjustment recognized for changes in the fair value estimated at each reporting date. The liabilities associated with these Acquisition PRSUs were not material as of each of July 31, 2026 and January 31, 2026.

A summary of liability-classified RSUs activity during the six months ended July 31, 2026 is as follows:

Number of Shares (in thousands)

Unvested Balance—January 31, 2026	1,466
Forfeited	(31)
Unvested Balance—July 31, 2026	1,435

Restricted Common Stock—In connection with business combinations, the Company has granted restricted common stock outside of the Plans. Restricted common stock is not deemed to be outstanding for accounting purposes until it vests.

A summary of restricted common stock activity during the six months ended July 31, 2026 is as follows:

	Outside of the Plans
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share

Unvested Balance—January 31, 2026	516	$182.07
Granted	268	$233.12
Vested	(51)	$197.82
Unvested Balance—July 31, 2026	733	$199.67

Stock-Based Compensation—The following table summarizes the assumptions used in estimating the fair values of employee stock purchase rights granted under the 2020 ESPP (ESPP Rights) during the six months ended July 31, 2026 and 2025:

	Six Months Ended July 31,
	2026	2025

Expected term (in years)	0.5	0.5
Expected volatility	52.8%	54.1%
Risk-free interest rate	3.7%	4.3%
Expected dividend yield	—%	—%

No employee stock purchase rights were granted during each of the three months ended July 31, 2026 and 2025.

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

The following table summarizes the assumptions used in estimating the fair value of liability-classified Acquisition PRSUs as of July 31, 2026 and January 31, 2026:

	July 31, 2026	January 31, 2026

Expected volatility	71.0%	50.0%
Risk-free interest rate	3.9%	3.5%

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

The following table summarizes the assumptions used in estimating the fair value of the Fiscal 2027 CEO PRSU:

July 31, 2026

Expected award term (in years)	7
Expected volatility	63.0%
Risk-free interest rate	4.3%

Expected award term—The expected award term represents the period from the grant date to the end of the longest performance period.

Expected volatility—The Company uses the average of (i) the historical volatility of its common stock, and (ii) the implied volatility from publicly traded options on its common stock over the expected award term.

Risk-free interest rate—Risk-free rate is estimated based on the implied yields on U.S. Treasury zero coupon debt securities with maturities that approximate the expected award term.

In addition, the vested shares are subject to a post-vest, one-year delivery deferral period. As such, the Company applied a 17.25% discount for lack of marketability to the fair values estimated using the Monte Carlo simulation method. Such discount was determined using a combination of two estimation methods with expected volatility and risk-free rate assumptions as described in the table above over a one-year term.

Stock-based compensation included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Cost of revenue	$34,315	$35,421	$68,095	$69,236
Sales and marketing	102,152	95,253	200,161	182,769
Research and development	250,115	236,300	487,867	457,213
General and administrative	37,000	37,243	69,929	74,459
Total stock-based compensation	$423,582	$404,217	$826,052	$783,677

Capitalized stock-based compensation was not material for each of the three and six months ended July 31, 2026 and 2025. As of July 31, 2026, total compensation cost related to unvested awards not yet recognized was approximately $3.8 billion, which will be recognized over a weighted-average period of 2.6 years.

13. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of (1.8%) and (0.5%) for the three and six months ended July 31, 2026, respectively, and 0.0% and (0.8%) for the three and six months ended July 31, 2025, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. As of July 31, 2026, tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2020 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it has uncertain tax positions giving rise to unrecognized tax benefits for each of the three and six months ended July 31, 2026 and 2025. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate any material amount related to these unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on stock repurchases. For each of the three and six months ended July 31, 2026 and 2025, the Inflation Act had no material impact to the Company, including its stock repurchase program.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of the United States research and development expenditures. For each of the three and six months ended July 31, 2026, the OBBBA had no material impact on the Company’s condensed consolidated financial statements.

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

The following table presents the calculation of basic and diluted net loss per share attributable to Snowflake Inc. common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Numerator:
Net loss	$(191,720)	$(297,930)	$(487,291)	$(727,882)
Less: net income attributable to noncontrolling interest	—	87	—	227
Net loss attributable to Snowflake Inc. common stockholders	$(191,720)	$(298,017)	$(487,291)	$(728,109)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted	349,257	335,215	347,356	333,957
Net loss per share attributable to Snowflake Inc. common stockholders—basic and diluted	$(0.55)	$(0.89)	$(1.40)	$(2.18)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Snowflake Inc. common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	July 31, 2026	July 31, 2025

RSUs	25,089	25,267
Shares underlying the conversion option in the Notes	14,603	14,603
Stock options	9,277	17,241
Unvested restricted common stock	733	681
ESPP Rights	288	275
Total	49,990	58,067

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

On February 2, 2026, the Company acquired the remaining ownership interest of Observe. See Note 7, “Business Combinations,” for further details.

Revenue recognized from Observe was not material for each of the three and six months ended July 31, 2025. As of January 31, 2026, the Company did not have material accounts receivable balance due from Observe.

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

Our go-to-market strategy is focused on acquiring new customers and driving increased use of our platform for existing customers. We primarily focus our selling efforts on large organizations and primarily sell our platform through a direct sales force, which targets technical and business leaders who are adopting a cloud strategy and leveraging data to improve their business performance. In addition to direct sales, we also sell our platform through resellers and distributors. Our sales force is comprised of inside and field sales, solution engineering, sales development, partner sales, and specialist sales personnel and is segmented by the industry, size, and region of prospective customers. Once our platform has been adopted, we focus on increasing the migration of additional customer workloads to our platform to drive increased consumption, as evidenced by our net revenue retention rate of 126% and 125% as of July 31, 2026 and January 31, 2026, respectively. See the section titled “Key Business Metrics” for a definition of net revenue retention rate.

Our platform is used globally by organizations of all sizes across a broad range of industries. As of July 31, 2026, we had 14,554 total customers, increasing from 13,245 customers as of January 31, 2026. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments. Our platform has been adopted by many of the world’s largest organizations that view Snowflake as a key strategic partner in their cloud, data, and AI transformation initiatives. As of July 31, 2026, our customers included 829 of the Forbes Global 2000, based on the 2026 Forbes Global 2000 list, and those customers contributed approximately 41% of our revenue for the six months ended July 31, 2026. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the Global 2000 list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments. See the section titled “Key Business Metrics” for how we determine our customer count.

Fiscal Year

Our fiscal year ends on January 31. For example, references to fiscal 2027 refer to the fiscal year ending January 31, 2027.

Impact of Macro- and Microeconomic Conditions

Our business and financial condition have been, and may continue to be, impacted by adverse macro- or microeconomic conditions, including inflation, high interest rates, fluctuations or volatility in capital markets, energy markets, or foreign currency exchange rates, sector-specific capital expenditure concentration, tariffs and trade wars, and geopolitical and military conflicts. These conditions have caused, and may continue to cause, customers to rationalize budgets, prioritize cash flow management, including through shortened contract duration, and optimize consumption, including by reducing storage through shorter data retention policies and optimizing AI usage. We are continuing to monitor the actual and potential effects of general macro- and microeconomic conditions across our business. For additional details, see the section titled “Risk Factors.”

Business Combinations

On June 3, 2026, we acquired all of the outstanding capital stock of Natoma Labs, Inc. (Natoma), an enterprise Model Context Protocol platform for AI agents. The preliminary purchase consideration was $128.3 million, which was comprised primarily of approximately 0.5 million shares of our common stock valued at $110.5 million as of the acquisition date and $17.7 million in cash. In connection with this business combination, we also issued to certain of Natoma’s employees a total of approximately 0.2 million shares of our common stock. These shares are subject to vesting agreements pursuant to which the shares will vest over three years, subject to each of these employees’ continued employment with us or our affiliates. The $54.4 million fair value of these shares is accounted for as post-combination stock-based compensation over the requisite service period of three years.

On February 2, 2026, we acquired all of the outstanding capital stock of Observe, Inc. (Observe), a privately-held company that built an AI-powered observability platform. The preliminary purchase consideration was $595.8 million, which was comprised primarily of $285.7 million in cash and approximately 1.5 million shares of our common stock valued at $285.3 million as of the acquisition date.

The results of operations of these business combinations have been included in our condensed consolidated financial statements from the date of the respective acquisition. See Note 7, “Business Combinations,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding these business combinations.

Key Factors Affecting Our Performance

Adoption of our Platform and Expansion of the AI Data Cloud

Our future success depends in large part on the market adoption of our platform, including new product functionality, such as Snowpark and AI. While we see growing demand for our platform, particularly from large enterprises, many of these organizations have invested substantial technical, financial, and personnel resources in their existing database products or big data offerings. In addition, customers’ use of our AI is often dependent on their ability to meet evolving regulatory standards, successfully complete internal compliance reviews, and enter into mutually acceptable contractual terms. While this makes it difficult to predict customer adoption rates and future demand, we believe that the benefits of our platform put us in a strong position to capture the significant market opportunity ahead.

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

Once deployed, our customers often expand their use of our platform more broadly within the enterprise and across their ecosystem of customers and partners as they migrate more data to the public cloud, identify new use cases, and realize the benefits of our platform and the AI Data Cloud. However, because we generally recognize product revenue on consumption and not ratably over the term of the contract, we do not have visibility into the timing of revenue recognition from any particular customer. In addition, many customers are attempting to rationalize budgets, prioritize cash flow management, and optimize consumption amidst macro- and microeconomic uncertainty. In any given period, there is a risk that customer consumption of our platform will be slower than we expect, which may cause fluctuations in our revenue and results of operations.

New software releases or hardware improvements, like better storage compression, cloud infrastructure processor improvements, and compute optimization, may make our platform more efficient, enabling customers to consume fewer compute, storage, and data transfer resources to accomplish the same workloads. In addition, open data formats allow customers to use our platform for compute services without requiring storage. To the extent these improvements do not result in an offsetting increase in new workloads, we may experience lower revenue. Our ability to increase usage of our platform by, and sell additional contracted capacity to, existing customers, and, in particular, large enterprise customers, will depend on a number of factors, including our customers’ satisfaction with our platform, our customers’ adoption and use of new product features, competition, pricing, macro- and microeconomic conditions, overall changes in our customers’ spending levels, customers’ attempts to optimize their consumption, our customers’ confidence in the security of our platform, our ability to maintain our reputation as a trustworthy vendor, the effectiveness of our and our partners’ efforts to help our customers realize the benefits of our platform, and the extent to which customers migrate new workloads to our platform over time, including data science, AI, and machine learning workloads.

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

Investing in Growth and Scaling our Business

We are focused on our long-term revenue potential, and believe our market opportunity is large. We will continue to invest significantly in research and development to improve our platform, including in the areas of data science and AI. In addition, we are focused on expanding our business both domestically and internationally. As part of these efforts, we are investing in meeting the needs of organizations in geographies and government and regulated industries that have heightened requirements, including with respect to data localization, privacy, and security. We intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity, while also focusing on cash flow and long-term profitability.

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

The following tables present a summary of key business metrics, including the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented:

	Three Months Ended
	July 31, 2026	April 30, 2026	January 31, 2026	October 31, 2025	July 31, 2025

Product revenue (in millions)	$1,491.9	$1,334.3	$1,226.6	$1,158.4	$1,090.5
Net cash provided by operating activities (in millions)(1)	$91.4	$243.2	$781.2	$137.5	$74.9
Free cash flow (non-GAAP) (in millions)(2)(3)	$83.8	$232.8	$765.1	$113.6	$58.2

	July 31, 2026	April 30, 2026	January 31, 2026	October 31, 2025	July 31, 2025

Net revenue retention rate(4)	126%	126%	125%	125%	125%
Customers with trailing 12-month product revenue greater than $1 million(4)	828	780	733	688	654
Forbes Global 2000 customers(4)	829	815	804	791	786
Remaining performance obligations (in millions)(5)	$9,004.3	$9,205.2	$9,771.5	$7,880.6	$6,931.7
________________
(1)Net cash provided by operating activities is not a key business metric but is included in this table as the most directly comparable GAAP financial measure to free cash flow.
(2)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in millions):

	Three Months Ended
	July 31, 2026	April 30, 2026	January 31, 2026	October 31, 2025	July 31, 2025

Net cash paid on payroll tax-related items on employee stock transactions	$8.5	$32.7	$17.1	$22.8	$9.5
(3)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $184.9 million, $142.8 million, $187.6 million, $190.7 million, and $162.0 million for the three months ended July 31, 2026, April 30, 2026, January 31, 2026, October 31, 2025, and July 31, 2025, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of non-GAAP free cash flow. See the section titled “Free Cash Flow” for a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP free cash flow.
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
(5)As of July 31, 2026, our remaining performance obligations were approximately $9.0 billion, of which we expect approximately 54% to be recognized as revenue in the 12 months ending July 31, 2027 based on historical customer consumption patterns. The weighted-average remaining life of our capacity contracts was 2.4 years as of July 31, 2026. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at our customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal. In addition, our historical customer consumption patterns are not necessarily indicative of future results.

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

Forbes Global 2000 Customers

We believe that the number of Forbes Global 2000 customers is an important indicator of the growth of our business and future revenue trends as we focus our selling efforts on large enterprise customers and customers with vast amounts of data. Our Forbes Global 2000 customer count is a subset of our customer count based on the 2026 Forbes Global 2000 list. Our Forbes Global 2000 customer count is subject to adjustments for annual updates to the list by Forbes, as well as acquisitions, consolidations, spin-offs, and other market activity with respect to such customers, and we present our Forbes Global 2000 customer count for historical periods reflecting these adjustments.

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

The following table presents a reconciliation of net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow for the periods presented (in thousands):

	Three Months Ended
	July 31, 2026	April 30, 2026	January 31, 2026	October 31, 2025	July 31, 2025

Net cash provided by operating activities	$91,357	$243,223	$781,154	$137,519	$74,896
Less: purchases of property and equipment	(7,554)	(10,451)	(16,069)	(23,905)	(16,665)
Free cash flow (non-GAAP)(1)(2)	$83,803	$232,772	$765,085	$113,614	$58,231
Net cash provided by (used in) investing activities	$(349,437)	$(604,491)	$419,237	$248,239	$(299,252)
Net cash used in financing activities(2)	$(117,051)	$(371,533)	$(325,308)	$(361,986)	$(134,039)
________________
(1)Includes net cash paid on payroll tax-related items on employee stock transactions as follows (in thousands):

	Three Months Ended
	July 31, 2026	April 30, 2026	January 31, 2026	October 31, 2025	July 31, 2025

Net cash paid on payroll tax-related items on employee stock transactions	$8,500	$32,742	$17,127	$22,810	$9,534
(2)Cash outflows for employee payroll tax items related to the net share settlement of equity awards were $184.9 million, $142.8 million, $187.6 million, $190.7 million, and $162.0 million, for the three months ended July 31, 2026, April 30, 2026, January 31, 2026, October 31, 2025, and July 31, 2025, respectively. These amounts are included in cash flow for financing activities and, as a result, do not have an effect on the calculation of free cash flow.

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

Components of Results of Operations

Revenue

We deliver our platform over the internet as a service. Customers choose to consume our platform under either capacity arrangements, in which they commit to a certain amount of consumption at specified prices, or under on-demand arrangements, in which we charge for use of our platform monthly in arrears. Under capacity arrangements, from which a majority of our revenue is derived, we typically bill our customers annually in advance of their consumption. However, in future periods, we expect to see an increase in capacity contracts providing for quarterly upfront billings and monthly in arrears billings as our customers increasingly want to align consumption and timing of payments. Revenue from on-demand arrangements typically relates to customers with lower usage levels or overage consumption beyond a customer’s contracted usage amount under a capacity contract or following the expiration of a customer’s capacity contract. We recognize revenue as customers consume compute, storage, and data transfer resources under either of these arrangements. Revenue from on-demand arrangements represented approximately 3% of our revenue for each of the three and six months ended July 31, 2026, and approximately 3% and 2% of our revenue for the three and six months ended July 31, 2025, respectively.

Our customer contracts for capacity typically have a term of one to four years. The weighted-average term of capacity contracts entered into during each of the three and six months ended July 31, 2026 is approximately 2.1 years. To the extent our customers enter into such contracts and either consume our platform in excess of their capacity commitments or continue to use our platform after expiration of the contract term, they are charged for their incremental consumption. In many cases, our customer contracts permit customers to roll over any unused capacity to a subsequent order, generally upon the purchase of additional capacity. For those customers who do not have a capacity arrangement, our on-demand arrangements generally have a monthly stated contract term and can be terminated at any time by either the customer or us.

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

Because customers have flexibility in their consumption, and we generally recognize revenue on consumption and not ratably over the term of the contract, we do not have the visibility into the timing of revenue recognition from any particular customer contract that typical subscription-based software companies may have. As our customer base grows, we expect our ability to forecast customer consumption in the aggregate to improve. However, in any given period, there is a risk that customers will consume our platform more slowly than we expect, including in response to adverse macro- or microeconomic conditions, which may cause fluctuations in our revenue and results of operations.

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

We intend to continue to invest additional resources in our platform infrastructure and our customer support and professional services organizations to support the growth of our business. Some of these investments, including costs associated with AI inference and GPUs, certain support costs and costs of expanding our business internationally, are incurred in advance of generating revenue, and either the failure to generate anticipated revenue or fluctuations in the timing of revenue could affect our gross margin from period to period.

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

Research and Development

Research and development expenses consist primarily of personnel-related expenses associated with our research and development staff, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses, including those related to AI inference and GPUs, incurred in developing our platform, amortization of acquired intangible assets, and expenses associated with software and subscription services dedicated for use by our research and development organization. Prior to fiscal 2026, research and development expenses related to our cloud platform that qualified as internal-use software development costs were capitalized under Accounting Standards Codification (ASC) Topic 350-40, Internal-use Software (ASC 350-40). During the three months ended April 30, 2025, we began marketing the Snowflake platform to selected public sector customers who will have contractual rights to take possession of our software and who will contract with third parties to host our software. As a result, our ongoing and future software development costs related to the Snowflake platform must be accounted for under ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20). Costs that meet the criteria for capitalization under ASC 985-20 were not material for each of the six months ended July 31, 2026 and 2025. Software development costs capitalized prior to fiscal 2026 in connection with the Snowflake platform are amortized over their remaining useful life and recognized as cost of product revenue. We expect that our research and development expenses will increase in absolute dollars due to business growth, continued investments in our platform, and a decrease in the amount of software development costs eligible for capitalization. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time due to improved spend efficiency, although the percentage may fluctuate from period to period depending on the timing and the extent of these expenses.

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

Net Income (Loss) Attributable to Noncontrolling Interest

Our condensed consolidated financial statements include the accounts of Snowflake Inc., our wholly-owned subsidiaries, and, prior to November 1, 2025, a majority-owned subsidiary in which we had a controlling financial interest. Net income (loss) attributable to noncontrolling interest represents the net income (loss) of our majority-owned subsidiary attributed to noncontrolling interest using the hypothetical liquidation at book value method. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Revenue	$1,546,793	$1,144,969	$2,937,744	$2,187,043
Cost of revenue(1)	510,075	371,815	974,575	720,601
Gross profit	1,036,718	773,154	1,963,169	1,466,442
Operating expenses(1):
Sales and marketing	611,615	501,957	1,200,567	960,511
Research and development	567,476	492,003	1,102,413	964,407
General and administrative	120,594	119,470	249,310	329,057
Total operating expenses	1,299,685	1,113,430	2,552,290	2,253,975
Operating loss	(262,967)	(340,276)	(589,121)	(787,533)
Interest income	41,996	49,467	83,141	102,630
Interest expense	(2,081)	(2,074)	(4,161)	(4,145)
Other income (expense), net	34,762	(4,985)	25,191	(33,043)
Loss before income taxes	(188,290)	(297,868)	(484,950)	(722,091)
Provision for income taxes	3,430	62	2,341	5,791
Net loss	(191,720)	(297,930)	(487,291)	(727,882)
Less: net income attributable to noncontrolling interest	—	87	—	227
Net loss attributable to Snowflake Inc.	$(191,720)	$(298,017)	$(487,291)	$(728,109)
________________
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Cost of revenue	$34,315	$35,421	$68,095	$69,236
Sales and marketing	102,152	95,253	200,161	182,769
Research and development	250,115	236,300	487,867	457,213
General and administrative	37,000	37,243	69,929	74,459
Total stock-based compensation	$423,582	$404,217	$826,052	$783,677

The overall increase in stock-based compensation for the three and six months ended July 31, 2026, compared to the three and six months ended July 31, 2025, was primarily attributable to additional equity awards granted to new and existing employees, partially offset by the effects of equity awards that became forfeited or fully vested.

As of July 31, 2026, total compensation cost related to unvested awards not yet recognized was approximately $3.8 billion, which will be recognized over a weighted-average period of 2.6 years. See Note 12, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Revenue	100%	100%	100%	100%
Cost of revenue(1)	33	32	33	33
Gross profit	67	68	67	67
Operating expenses(1):
Sales and marketing	40	44	41	44
Research and development	36	44	38	44
General and administrative	8	10	8	15
Total operating expenses	84	98	87	103
Operating loss	(17)	(30)	(20)	(36)
Interest income	3	4	2	5
Interest expense	—	—	—	—
Other income (expense), net	2	—	1	(2)
Loss before income taxes	(12)	(26)	(17)	(33)
Provision for income taxes	—	—	—	—
Net loss	(12)	(26)	(17)	(33)
Less: net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Snowflake Inc.	(12%)	(26%)	(17%)	(33%)
________________
(1)Stock-based compensation included in the table above as a percentage of revenue as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Cost of revenue	2%	3%	2%	3%
Sales and marketing	7	8	7	8
Research and development	16	21	17	21
General and administrative	2	3	2	4
Total stock-based compensation	27%	35%	28%	36%

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

Comparison of the Three and Six Months Ended July 31, 2026 and 2025

Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue:
Product	$1,491,861	$1,090,496	37%	$2,826,190	$2,087,309	35%
Professional services and other	54,932	54,473	1%	111,554	99,734	12%
Total	$1,546,793	$1,144,969	35%	$2,937,744	$2,187,043	34%
Percentage of revenue:
Product	96%	95%		96%	95%
Professional services and other	4%	5%		4%	5%
Total	100%	100%		100%	100%

Product revenue increased $401.4 million and $738.9 million for the three and six months ended July 31, 2026, compared to the three and six months ended July 31, 2025, respectively, primarily due to increased consumption of our platform by existing customers, as evidenced by our net revenue retention rate of 126% as of July 31, 2026.

We had 828 customers with product revenue of greater than $1 million for the trailing 12 months ended July 31, 2026, an increase from 654 such customers as of July 31, 2025. Such customers represented approximately 68% and 67% of our product revenue for the trailing 12 months ended July 31, 2026 and 2025, respectively. Within these customers, we had 156 and 65 customers with product revenue of greater than $5 million and $10 million, respectively, for the trailing 12 months ended July 31, 2026. The substantial majority of our revenue was derived from existing customers under capacity arrangements, which represented approximately 97% and 96% of our revenue for the three and six months ended July 31, 2026, respectively, and 98% of our revenue for each of the three and six months ended July 31, 2025. The preceding historical metrics reflect any adjustments for acquisitions, consolidations, spin-offs, and other market activity. For purposes of determining revenue derived from (i) customers with trailing 12-month product revenue greater than $1 million, (ii) new customers, and (iii) existing customers, we treat each customer account, including accounts for end-customers under a reseller arrangement, that has at least one corresponding capacity contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers.

Professional services and other revenue increased $0.5 million and $11.8 million for the three and six months ended July 31, 2026, compared to the three and six months ended July 31, 2025, respectively, as our professional services organization continues to expand and evolve to help our customers further realize the benefits of our platform.

Cost of Revenue, Gross Profit (Loss), and Gross Margin

	Three Months Ended July 31,			Six Months Ended July 31,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Product	$434,418	$302,316	44%	$821,292	$587,592	40%
Professional services and other	75,657	69,499	9%	153,283	133,009	15%
Total cost of revenue	$510,075	$371,815	37%	$974,575	$720,601	35%
Gross profit (loss):
Product	$1,057,443	$788,180	34%	$2,004,898	$1,499,717	34%
Professional services and other	(20,725)	(15,026)	38%	(41,729)	(33,275)	25%
Total gross profit	$1,036,718	$773,154	34%	$1,963,169	$1,466,442	34%
Gross margin:
Product	71%	72%		71%	72%
Professional services and other	(38%)	(28%)		(37%)	(33%)
Total gross margin	67%	68%		67%	67%
Headcount (at period end)
Product	426	478		426	478
Professional services and other	801	711		801	711
Total headcount	1,227	1,189		1,227	1,189

Cost of product revenue increased $132.1 million and $233.7 million for the three and six months ended July 31, 2026, compared to the three and six months ended July 31, 2025, respectively. These increases were primarily due to an increase of $113.6 million and $199.7 million in third-party cloud infrastructure expenses (including those related to AI inference and GPUs) for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year, mainly as a result of increased customer consumption of our platform. Amortization of acquired developed technology intangible assets also increased $11.9 million and $23.7 million for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year.

Our product gross margin was 71% for each of the three and six months ended July 31, 2026, compared to 72% for each of the three and six months ended July 31, 2025, primarily due to costs attributable to newly launched product capabilities and features that have not yet reached economies of scale, partially offset by higher discounts for our purchases of third-party cloud infrastructure. We expect our product gross margin to fluctuate from period to period due to a number of factors, including, but not limited to: (i) fluctuations in the mix and timing of customers’ consumption, which is inherently variable at our customers’ discretion, (ii) our pricing model and discounting practices, (iii) the extent of our investments in new product capabilities, features, and operations, such as investments in AI and performance improvements that may make our platform or the underlying cloud infrastructure more efficient, (iv) new product offerings that are margin compressive, and (v) stock-based compensation.

Cost of professional services and other revenue increased $6.2 million and $20.3 million for the three and six months ended July 31, 2026, compared to the three and six months ended July 31, 2025, respectively. These increases were primarily due to an increase of $8.9 million and $24.3 million in personnel-related costs and allocated overhead costs for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year, as a result of increased headcount. These increases were partially offset by a decrease of $4.1 million and $6.4 million in costs of contracted third-party partners and software tools for the three and six months ended July 31, 2026, respectively, as compared to the same periods in the prior year.

Professional services and other gross margin was (38%) and (37%) for the three and six months ended July 31, 2026, respectively, compared to (28%) and (33%) for the three and six months ended July 31, 2025, respectively. We do not believe the year-over-year changes in professional services and other gross margins are meaningful given that our professional services and other revenue represents a small percentage of our revenue.

Sales and Marketing

	Three Months Ended July 31,			Six Months Ended July 31,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$611,615	$501,957	22%	$1,200,567	$960,511	25%
Percentage of revenue	40%	44%		41%	44%
Headcount (at period end)	4,427	4,047		4,427	4,047

Sales and marketing expenses increased $109.7 million and $240.1 million for the three and six months ended July 31, 2026, compared to the three and six months ended July 31, 2025, respectively. These increases were primarily due to an increase of $38.2 million and $101.7 million in personnel-related costs (excluding commission expenses) and allocated overhead costs for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year, as a result of increased headcount, stock-based compensation, and overall costs to support the growth in our business. The increases in personnel-related costs included a $6.9 million and $17.4 million increase in stock-based compensation for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year, primarily related to additional equity awards granted to new and existing employees, partially offset by the effects of equity awards that became forfeited or fully vested.

In addition, expenses associated with sales commissions and draws paid to our sales force and certain referral fees paid to third parties, including amortization of deferred commissions, increased $54.7 million and $91.1 million for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year, primarily due to increases in the annualized contract value of our customer contracts and customers’ consumption of our platform. The remaining increases in sales and marketing expenses for the three and six months ended July 31, 2026, compared to the same periods in the prior year, were primarily attributable to increased expenses associated with third-party cloud marketplace sales transactions and amortization of acquired intangible assets.

Research and Development

	Three Months Ended July 31,			Six Months Ended July 31,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$567,476	$492,003	15%	$1,102,413	$964,407	14%
Percentage of revenue	36%	44%		38%	44%
Headcount (at period end)	2,571	2,333		2,571	2,333

Research and development expenses increased $75.5 million and $138.0 million for the three and six months ended July 31, 2026, compared to the three and six months ended July 31, 2025, respectively. These increases were primarily due to an increase of $42.5 million and $61.6 million for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year, in third-party cloud infrastructure expenses, including those related to AI inference and GPUs, incurred primarily in developing our platform.

In addition, personnel-related costs and allocated overhead costs increased $30.3 million and $69.9 million for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year, as a result of increased stock-based compensation, headcount, and overall costs to support the growth in our business. The increases in personnel-related costs included a $13.8 million and $30.7 million increase in stock-based compensation for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year, primarily related to additional equity awards granted to new and existing employees, partially offset by the effects of equity awards that became forfeited or fully vested.

General and Administrative

	Three Months Ended July 31,			Six Months Ended July 31,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$120,594	$119,470	1%	$249,310	$329,057	(24%)
Percentage of revenue	8%	10%		8%	15%
Headcount (at period end)	1,169	1,200		1,169	1,200

General and administrative expenses remained relatively flat for the three months ended July 31, 2026, compared to the three months ended July 31, 2025.

General and administrative expenses decreased by $79.7 million for the six months ended July 31, 2026, compared to the six months ended July 31, 2025, primarily driven by a decrease of $90.9 million in asset impairment charges related to office facility exits. During the six months ended July 31, 2025, we recognized asset impairment charges of $108.6 million, primarily relating to the cease-use of our San Mateo office facility. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Interest Income

	Three Months Ended July 31,			Six Months Ended July 31,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)			(dollars in thousands)
Interest income	$41,996	$49,467	(15%)	$83,141	$102,630	(19%)

Interest income decreased $7.5 million and $19.5 million during the three and six months ended July 31, 2026, compared to the three and six months ended July 31, 2025, respectively, primarily driven by lower weighted average annual yields as well as a decrease in the average balance of our cash equivalents and investments in available-for-sale marketable debt securities. See Note 4, “Cash Equivalents, Investments, and Strategic Investments,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our cash equivalents and investments.

Other Income (Expense), Net

	Three Months Ended July 31,			Six Months Ended July 31,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)			(dollars in thousands)
Upward adjustments related to strategic investments in non-marketable equity securities	$21,469	$—	100%	$21,469	$—	100%
Impairments related to strategic investments in non-marketable equity securities	—	(5,000)	(100%)	(2,000)	(31,521)	(94%)
Net unrealized gains (losses) on strategic investments in marketable equity securities	869	(980)	(189%)	1,233	(5,448)	(123%)
Net realized gains on strategic investments in equity securities(1)	12,417	400	3,004%	10,555	1,704	519%
Change in fair value of a non-marketable debt security under the fair value option	—	—	—%	(6,000)	—	100%
Other	7	595	(99%)	(66)	2,222	(103%)
Other income (expense), net	$34,762	$(4,985)	(797%)	$25,191	$(33,043)	(176%)
________________
(1)Represents the difference between the sale proceeds and the carrying value of the securities at the beginning of the period or the purchase date, if later.

Other income (expense), net increased $39.7 million and $58.2 million for the three and six months ended July 31, 2026, compared to the three and six months ended July 31, 2025, respectively, primarily due to higher upward adjustments and net realized gains in our non-marketable securities. See Note 4, “Cash Equivalents, Investments, and Strategic Investments,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Provision for Income Taxes

	Three Months Ended July 31,			Six Months Ended July 31,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)			(dollars in thousands)
Loss before income taxes	$(188,290)	$(297,868)	(37%)	$(484,950)	$(722,091)	(33%)
Provision for income taxes	$3,430	$62	5,432%	$2,341	$5,791	(60%)
Effective tax rate	(1.8%)	0.0%		(0.5%)	(0.8%)

Our provision for income taxes increased $3.4 million for the three months ended July 31, 2026, compared to the three months ended July 31, 2025, primarily attributable to an increase in our foreign earnings for the three months ended July 31, 2026, and the partial release of valuation allowances associated with a business combination completed during the three months ended July 31, 2025.

Our provision for income taxes decreased $3.5 million for the six months ended July 31, 2026, compared to the six months ended July 31, 2025, primarily attributable to higher partial releases of valuation allowances associated with business combinations and a decrease in unrecognized tax benefits, partially offset by an increase in our foreign earnings.

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

Liquidity and Capital Resources

As of July 31, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling approximately $4.3 billion. Our cash equivalents and investments primarily consist of corporate notes and bonds, money market funds, U.S. government and agency securities, asset-backed securities, time deposits, commercial paper, and certificates of deposit.

As of July 31, 2026, our RPO was approximately $9.0 billion. Our RPO represents the amount of contracted future revenue that has not yet been recognized, including (i) deferred revenue and (ii) non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods, but that are not recorded on the balance sheet. Portions of RPO that are not yet invoiced and are denominated in foreign currencies are revalued into U.S. dollars each period based on the applicable period-end exchange rates.

Our primary sources of cash are payments received from our customers as well as net proceeds from the issuance of our convertible senior notes. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses (including those related to AI inference and GPUs), sales and marketing expenses, overhead costs, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our authorized stock repurchase program. As of July 31, 2026, our material cash requirements from known contractual obligations and commitments relate primarily to (i) third-party cloud infrastructure agreements, (ii) our convertible senior notes, (iii) operating leases for office facilities, and (iv) subscription arrangements used to facilitate our operations at the enterprise level. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Other than the amended third-party AI service provider and cloud infrastructure agreements entered into during the six months ended July 31, 2026, as described below, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, which was filed with the SEC on March 20, 2026. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

During the fiscal quarter ended July 31, 2026 and through the filing date of this Quarterly Report on Form 10-Q, we amended an existing three-year agreement with a third-party AI service provider that began in December 2025 to support our AI products. Under the amended agreement, we have committed to spend an additional $190 million for the first contract year, increasing the total minimum purchase commitment over the three-year contract term ending November 2028 to $390 million. As of July 31, 2026, the total remaining minimum purchase commitment was $270 million. Services accessed through certain public cloud providers may be applied toward our contractual spend commitments under this amended agreement. We are required to pay the difference if we fail to meet the minimum spend for any contract year.

In April 2026, we amended one of our third-party cloud infrastructure agreements (April 2026 Amendment). Under the amended agreement, we have committed to a cumulative minimum spend of $6.0 billion over a five-year contract term ending March 31, 2031 with minimum spend for each contract year ranging from $900.0 million to $1.25 billion. We are required to pay the difference if we fail to meet the cumulative spend or minimum spend for any contract year, and such payments can be applied to qualifying spending on cloud infrastructure services during the term of the April 2026 Amendment. We are no longer required to fulfill the remaining non-cancelable purchase commitment under the agreement prior to the April 2026 Amendment. In June 2026, we further amended the agreement by committing to utilize incremental exabytes of storage at certain contracted rates over a 10-year contract term that extends the term for such storage from March 2031 to May 2036. The incremental exabytes of storage may be subject to adjustments based on our actual usage. We estimate the aggregate minimum purchase obligation for the incremental exabytes of storage to be approximately $58 million as of July 31, 2026.

On February 2, 2026, we acquired all of the outstanding capital stock of Observe, a privately-held company that built an AI-powered observability platform. The preliminary purchase consideration was $595.8 million, which was comprised primarily of $285.7 million in cash and approximately 1.5 million shares of our common stock valued at $285.3 million as of the acquisition date.

Convertible Senior Notes

In September 2024, we issued an aggregate principal amount of $2.3 billion of convertible senior notes in a private placement to qualified institutional buyers, comprising of (i) $1.15 billion aggregate principal amount of 0% convertible senior notes due 2027 (2027 Notes) and (ii) $1.15 billion aggregate principal amount of 0% convertible senior notes due 2029 (2029 Notes, and together with the 2027 Notes, the Notes). The Notes are general, senior unsecured obligations. The 2027 Notes will mature on October 1, 2027 and the 2029 Notes will mature on October 1, 2029, in each case unless earlier converted, redeemed, or repurchased. Upon conversion of the Notes, we may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of both, at our election. The total proceeds from the issuance of the Notes were approximately $2.27 billion, net of $31.2 million of debt issuance costs. The outstanding principal of the 2027 Notes and the 2029 Notes was $1.15 billion each as of July 31, 2026 and January 31, 2026.

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

The Sale Price Trigger, as discussed in Note 10, “Convertible Senior Notes,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, was met during each of the three months ended July 31, 2025, October 31, 2025, January 31, 2026, and July 31, 2026, and as a result, holders were or are entitled to convert the Notes at any time during each of the three months ending October 31, 2025, January 31, 2026, April 30, 2026, and October 31, 2026. To the extent we receive notices of conversion, we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Through July 31, 2026, the amount of the principal balance of the 2027 Notes that had been converted was not material. See Note 10, “Convertible Senior Notes,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

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

During the six months ended July 31, 2026, we repurchased 1.7 million shares of our outstanding common stock for an aggregate purchase price of $300.0 million, excluding transaction costs associated with the repurchases, at a weighted-average price of $178.95 per share. All repurchases were made in open market transactions. As of July 31, 2026, $802.7 million remained available for future repurchases under the stock repurchase program (exclusive of transaction costs associated with repurchases). See Note 12, “Equity,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

We believe that our existing cash, cash equivalents, and short-term and long-term investments, as well as cash flows expected to be generated by our operations, will be sufficient to support our working capital and capital expenditure requirements, convertible senior notes repayment requirements, acquisitions and strategic investments we may make from time to time, and repurchases of our common stock under our existing or any future stock repurchase program, for the next 12 months and beyond. Our future capital requirements will depend on many factors, including our revenue growth rate, expenditures related to our headcount growth, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, our existing commitments to our third-party AI and cloud providers, expenses associated with our international expansion, the introduction of platform enhancements, the continuing market adoption of our platform, and the volume and timing of our stock repurchases. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, as a result of those arrangements or the general expansion of our business, be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2026	2025

Net cash provided by operating activities	$334,580	$303,269
Net cash used in investing activities	$(953,928)	$(355,235)
Net cash used in financing activities	$(488,584)	$(698,096)

Operating Activities

Net cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, primarily consisting of (i) stock-based compensation, net of amounts capitalized, (ii) depreciation and amortization of property and equipment and amortization of acquired intangible assets, (iii) amortization of deferred commissions, (iv) amortization of operating lease right-of-use assets, (v) asset impairment related to office facility exits, (vi) net realized and unrealized losses (gains) on strategic investments, (vii) deferred income tax benefit or expense, and (viii) net amortization (accretion) of premiums (discounts) on investments, and changes in operating assets and liabilities during each period.

For the six months ended July 31, 2026, net cash provided by operating activities was $334.6 million, consisting of our net loss of $487.3 million, adjusted for non-cash charges of $1.1 billion, and net cash outflows of $285.8 million resulting from changes in our operating assets and liabilities, net of the effects of business combinations. The main driver of the changes in operating assets and liabilities during the six months ended July 31, 2026 was (i) a $807.2 million decrease in deferred revenue due to revenue recognition outpacing invoicing for prepaid capacity agreements, (ii) a $106.3 million increase in deferred commissions primarily earned upon the origination, expansion, or renewal of customer contracts, and (iii) a $41.8 million decrease in operating lease liabilities due to payments related to our operating lease obligations, partially offset by (a) a $600.6 million decrease in accounts receivable due to timing of billings and collections, as we have historically received a higher volume of customer orders in the fourth fiscal quarter of each year, (b) a $41.2 million increase in accounts payable due to timing of invoices and payments, and (c) a $28.1 million increase in accrued expenses and other liabilities primarily due to timing of accruals and payments.

For the six months ended July 31, 2025, net cash provided by operating activities was $303.3 million, consisting of our net loss of $727.9 million, adjusted for non-cash charges of $1.1 billion, and net cash outflows of $76.8 million provided by changes in our operating assets and liabilities, net of the effects of a business combination.

Net cash provided by operating activities increased $31.3 million for the six months ended July 31, 2026, compared to the six months ended July 31, 2025, primarily due to an increase in cash collected from customers resulting from increased sales, partially offset by increased expenditures due to an increase in headcount and growth in our business. We expect to generate positive net cash flows from operating activities for fiscal 2027.

Investing Activities

Net cash used in investing activities for the six months ended July 31, 2026 was $953.9 million, primarily driven by $681.5 million in net purchases of investments and $254.4 million in cash paid for the Observe and Natoma business combinations, net of cash, cash equivalents, and restricted cash acquired.

Net cash used in investing activities for the six months ended July 31, 2025 was $355.2 million, primarily driven by (i) $164.2 million in cash paid for Crunchy Data business combination, net of cash acquired, (ii) $128.0 million in net purchases of investments, and (iii) $61.7 million in purchases of property and equipment to support our office facilities.

Financing Activities

Net cash used in financing activities for the six months ended July 31, 2026 was $488.6 million, primarily driven by $327.7 million in taxes paid related to net share settlement of equity awards and $300.0 million in repurchases of our common stock under our authorized stock repurchase program, partially offset by proceeds of $141.4 million from the issuance of equity securities under our equity incentive plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of July 31, 2026, we had approximately $4.3 billion of cash, cash equivalents, and short-term and long-term investments in a variety of securities, including corporate notes and bonds, money market funds, U.S. government and agency securities, asset-backed securities, time deposits, commercial paper, and certificates of deposit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital, capital expenditure, and general corporate purposes, including repurchases of our common stock under our stock repurchase program as well as acquisitions and strategic investments we may make from time to time. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $44.3 million or increase of $45.1 million, respectively, in the market value of our cash equivalents, and short-term and long-term investments as of July 31, 2026.

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

We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have had a material impact on our operating results for each of the three and six months ended July 31, 2026 and 2025. This sensitivity analysis assumes that all foreign currencies move in the same direction at the same time in the absence of hedging activities. In addition, a strengthening of the U.S. dollar makes our platform more expensive for international customers, which may slow down consumption.

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

The following table presents our strategic investments by type (in thousands):

	July 31, 2026	January 31, 2026

Equity securities:
Non-marketable equity securities under Measurement Alternative	$352,284	$359,114
Non-marketable equity securities under equity method	5,397	5,241
Marketable equity securities	7,497	6,264
Debt securities:
Non-marketable debt securities	5,000	10,000
Total strategic investments—included in other assets	$370,178	$380,619

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 29, 2024, a stockholder class action lawsuit was filed against us, our former Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. On April 7, 2025, the lead plaintiff filed a second amended complaint seeking an unspecified amount of damages, attorneys’ fees, expert fees, and other costs. After the Court granted our motion to dismiss the second amended complaint and granted the lead plaintiff leave to file a third amended complaint, the lead plaintiff filed its third amended complaint on April 14, 2026. We filed our motion to dismiss the third amended complaint on June 3, 2026. As of September 3, 2026, the parties were awaiting the Court's ruling on our motion to dismiss the third amended complaint. In addition, since the filing of the class action lawsuit, five additional complaints containing securities derivative claims have been filed in the Chancery Court of the State of Delaware, United States District Court for the District of Delaware, and United States District Court for the Northern District of California, respectively, against us and certain of our directors and executive officers alleging similar violations. The derivative claims have been stayed pending resolution of the motion to dismiss the third amended complaint. We and the other defendants intend to vigorously defend against the claims in these actions.

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

On February 24, 2026, a stockholder class action lawsuit was filed against us, our former Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks an unspecified amount of damages, attorneys’ fees, and other costs. On June 1, 2026, the Court appointed a lead plaintiff. On July 23, 2026, the Court granted the parties’ stipulation to consolidate a related securities class action filed on May 22, 2026 into this action and terminated the related action. On August 14, 2026, the lead plaintiff filed its amended complaint. Our motion to dismiss is due October 13, 2026. In addition, on June 29, 2026, a shareholder derivative lawsuit was filed against us and certain of our directors and executive officers in the same court alleging violations of securities laws and other common law claims, the allegations in which track those in this action. On September 1, 2026, the parties filed a stipulation with the Court requesting that the derivative action be stayed in its entirety pending the final resolution of the class action. We and the other defendants intend to vigorously defend against the claims in these actions.

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
Our revenue was $1.5 billion and $1.1 billion for the three months ended July 31, 2026 and 2025, respectively. As a result of our historical rapid growth, limited operating history, large number of new product features, including those incorporating artificial intelligence (AI) (including machine learning, large language, and other generative or agentic AI models, and software functionality to operationalize the foregoing), and unstable macro- and microeconomic conditions, our ability to accurately forecast our future results of operations, including revenue, gross margin, remaining performance obligations (RPO), and the percentage of RPO we expect to recognize as revenue in future periods, is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and platform consumption. Our historical revenue growth should not be considered indicative of our future performance.

Further, our revenue growth could slow or our revenue could decline for a number of reasons, including increased competition; changes to technology, such as changes in software or underlying cloud infrastructure or the increasing prominence of new technology like AI; reputational harm; changes in macro- or microeconomic conditions; and reduced demand for our platform. For example, customers’ willingness to invest in AI technologies may decrease or customers may continue to optimize consumption, rationalize budgets, and prioritize cash flow management, including by reducing storage through shorter data retention policies, shortening committed contract durations, and optimizing AI usage. As a result of the foregoing and our rapid revenue growth in earlier periods, we have experienced, and will likely experience in the future, periods of slowed revenue growth. Any further declines in our revenue growth rate could adversely affect investors’ perceptions of our business, and negatively impact the trading price of our common stock.

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
Customers generally consume our platform by using compute, storage, and/or data transfer resources. Unlike a subscription-based business model, in which revenue is recognized ratably over the term of the subscription, we generally recognize revenue on consumption. Because our customers have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that a typical subscription-based software company has. Customer consumption fluctuates from time to time, and there is a risk that customers will consume our platform at lower levels than we expect, including in response to new software releases or hardware improvements that may make our platform more efficient, adverse macro- or microeconomic conditions, or holidays. Unexpected fluctuations in customer consumption may cause actual results to differ from our forecasts. As a result, our results of operations in a given period should not be relied upon as indicative of future performance.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $191.7 million and $297.9 million for the three months ended July 31, 2026 and 2025, respectively. As of July 31, 2026 and January 31, 2026, we had an accumulated deficit of $10.3 billion and $9.5 billion, respectively. We expect our costs and expenses to continue to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our research and development teams, retain our employees, and acquire other businesses, including in the areas of data science, AI, and machine learning. We have also entered and may in the future enter into new customer consumption arrangements, and have invested and may continue to invest in new product areas, that are complex and costly, whose adoption and usage are unpredictable or that require time and effort before reaching economies of scale. These activities have in the past and may continue to lead to increased fluctuations in our revenue and lower profit margins.

In addition, our platform currently operates on public cloud infrastructure provided by Amazon Web Services (AWS), Microsoft Azure (Azure), and Google Cloud Platform (GCP), and services provided by these public cloud providers and frontier AI model providers such as Anthropic and OpenAI, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these providers, which in certain cases are also our competitors. If we fail to meet any minimum commitments under our third-party cloud infrastructure and services agreements, we may be required to pay the difference, and our results of operations could be negatively impacted. We will also incur increased general and administrative expenses associated with our growth, including costs related to internal systems, operating as a public company, and targeting regulated industries or markets. Our efforts to grow our business have been and may continue to be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve and sustain profitability, or if we are unable to achieve the revenue growth that we expect from these investments, the value of our business and common stock may significantly decrease.

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
•providers of AI products and services;
•observability solution providers, particularly those with strong technological, marketing, and sales positions; and
•new or emerging entrants seeking to develop competing technologies.
We compete based on various factors, including price, performance, product features, breadth of use cases, multi-cloud availability, ability to offer state-of-the-art AI models and agentic AI solutions, brand recognition and reputation, customer support, technical services, and differentiated capabilities, including ease of implementation and data migration, ease of administration and use, scalability and reliability, data governance, security and compatibility with existing standards, programming languages, third-party products, and the ability to operate in hybrid environments. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical, and other resources than we do, and may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements, and buying practices. Some of our privately-held competitors also have greater operational flexibility than we do, including the ability to make strategic long-term business decisions without the short-term financial performance pressure, market expectations, and public disclosure obligations that affect public companies. In addition, we may not be able to respond to market opportunities as quickly as smaller companies or offer as many discounts or free services as our competitors. Our support of open data formats may also reduce switching costs between us and our competitors.
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
We compete in markets that evolve rapidly. We believe that the pace of innovation will continue to accelerate as customers increasingly base their purchases of cloud data platforms on a broad range of factors, including performance and scale, cost, markets addressed, types of data processed, ease of data ingress and egress, support of open data formats, user experience and programming languages, use of AI, interoperability and integrations across tools, applications, and platforms, and data governance, security, and regulatory compliance. We introduced data warehousing on our platform in 2014 as our core use case, and our customers subsequently began using our platform for additional product categories, including data engineering, analytics, transactions, AI, and applications and collaboration. Our future success depends on our ability to continue to innovate rapidly and effectively and increase customer adoption of our platform and the AI Data Cloud, including emerging product areas such as AI (including Snowflake CoWork and Cortex Code), Postgres, Observability, Apache Iceberg tables, and Snowpark.

Further, the value of our platform to customers increases to the extent they are able to use it to process and access all types of data. We need to continue to invest in technologies, services, and partnerships that increase the types of data available and processed on our platform, the ease with which customers can ingest data into our platform, and the types of environments that our platform supports, including hybrid offerings that extend into customer-managed environments. We must also continue to enhance our data sharing and marketplace capabilities so customers can share their data with internal business units, their customers, and other third parties, acquire additional third-party data and data products to combine with their own data to gain additional business insights, and develop and monetize applications on our platform. As we develop, acquire, and introduce new services and technologies, including those that incorporate AI, we have been and may continue to be subject to new or heightened legal, ethical, and other challenges. In addition, our platform requires third-party public cloud infrastructure to operate. We need to continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers and partners. As we expand further into the public sector and highly regulated countries and industries, our platform and operations will need to address additional requirements specific to those markets, including data sovereignty requirements.

If we are unable to enhance our platform or operations to keep pace with these rapidly evolving customer needs or other market requirements, or if new technologies emerge that deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations could be adversely affected.

Successful execution of our AI strategy depends on effective product development, partner relationships, and use of AI in internal operations, as well as favorable customer demand and competitive dynamics. Failure to successfully execute our AI strategy could materially harm our business, financial condition, and results of operations.
Our success is dependent on our ability to succeed in a rapidly changing technology environment dominated by AI. We have made and expect to continue to make significant capital and operational investments in AI, including investments in time, people, and infrastructure to internally develop AI technologies, and we have acquired companies with complementary AI technologies. Our competitors are pursuing similar opportunities and may, as a result of greater resources, branding, or otherwise, develop, adopt, and implement AI faster or more successfully than we do, which could impair our ability to compete effectively.
A core component of our AI strategy includes incorporating third-party AI technologies, including frontier AI models (both proprietary and open-source), into our products and services. As a result, we are subject to a number of risks arising from our dependence on partner relationships and AI models. Frontier proprietary AI model providers have a strong market position and, as a result, enjoy substantial leverage over the prices of their technology and the commercial and product terms and conditions governing their use. In order to gain and retain access to frontier AI models and remain competitive, we have accepted and may continue to accept pricing and other terms that deviate from our standard commercial terms, introduce increased risk related to operational complexities and liability exposure, and contribute to margin compression from our AI offerings. Even if we do accept the model providers’ terms, we still may not be given access to their models, in which case our attractiveness to customers will suffer. On the other hand, incorporating open-source AI models into our products may require us to host and operate those models, which requires significant infrastructure investment and creates additional operational and performance responsibilities without product features or commitments that proprietary AI model providers offer. In addition, customers may be reluctant to use our AI offerings due to any actual or perceived heightened security risk associated with certain third-party and/or open-source AI models, particularly those from other countries. Further, AI is constantly evolving and may not be as reliable as traditional software. If third-party AI models produce flawed results, fail to execute, or introduce or amplify security vulnerabilities, we may face liability to our customers and may not have corresponding indemnification from the AI model providers or insurance coverage. Access to frontier AI models or other technologies may also be subject to sudden suspension or restriction by AI model providers or by governments due to safety concerns, national security concerns, regulatory mandates, or shifting priorities among cloud platforms. Any loss of the ability to use such AI models or other technologies could significantly increase our expenses and disrupt or delay the provision of our services until equivalent technology is either developed internally or obtained from third parties and integrated into our systems.

In addition, our successful development and deployment of AI depends in part on our access to GPUs and ability to recruit and retain AI-skilled personnel, both of which are currently in high demand. We have experienced and may continue to experience difficulties sourcing GPUs to support our AI offerings, and we are required to make long-term commitments in an unpredictable market which may lead to GPU spending in excess of actual utilization.

Customers’ use of our AI functionality is often dependent on their ability to meet evolving regulatory standards, successfully complete internal compliance reviews, and enter into mutually acceptable contractual terms. If they are unable to do so, they may not use our AI functionality as much as we anticipate, or at all. It is also possible that our investments in AI do not result in the benefits we anticipate, or enable us to maintain our competitive advantage. For example, we may not accurately anticipate market demand or offer AI functionality that amplifies our core data platform.

Finally, we are increasingly using AI as part of our internal operations. For example, we use AI to enhance research and development, sales and marketing, services delivery, and compliance activities. If we are unable to effectively leverage AI in our internal operations, or if we fail to use AI responsibly, our productivity, operational efficiency, or effectiveness may suffer. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, or prospects.

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
In the ordinary course of our business, we store, transmit, generate, and process our, our customers’, and our business partners’ confidential and proprietary data. Such data includes sensitive data, such as personal information, protected health information, and financial data. We use third-party service providers, sub-processors, and technology to help us deliver services to our customers and their end-users, as well as for our internal business operations. We also use third-party technology to assist with securing our environment and providing access to our platform. Some of our customers also use third-party service providers to assist with their use of our platform or third-party technology, such as connectors and agent-to-platform integration protocols (such as the Model Context Protocol), to access our platform. These third-party service providers may process, store, or transmit data of our employees, partners, customers, and customers’ end-users or may otherwise be used to help operate our platform and corporate systems. In addition, AI models, agents, and large datasets are increasingly integrated into our, our customers’, and other third parties’ systems, which are susceptible to unique and evolving attack techniques such as prompt injection, jailbreaking, hijacking, data poisoning, model inversion, and model theft (or model extraction). We, our customers and business partners, and these third parties face a variety of evolving and increasing cybersecurity and data threats related to this complex network of technology.

Cybersecurity threats come from a variety of sources, including traditional computer “hackers,” internal and external personnel (such as through exfiltration or misuse), sophisticated nation-states, nation-state-supported actors, and AI technologies, including systems that may act autonomously or otherwise behave in unintended, unpredictable, or malicious ways. Cybersecurity threat actors can use a wide variety of methods, often enhanced or facilitated by AI, including unauthorized intrusions, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, infostealer malware, social engineering attacks (including through deep-fakes and phishing), internal and external personnel misconduct or error, supply-chain attacks, software vulnerabilities, and software or hardware disruptions or failures, all of which are prevalent in our industry and our customers’ and partners’ industries. These methods change frequently and are becoming increasingly difficult to detect, particularly as AI enables threat actors to identify novel software and system vulnerabilities to exploit previously unknown vulnerabilities before they can be remediated. Threat actors who successfully compromise networks or systems may use such unauthorized access as a vector to compromise other networks and systems. Threat actors’ goals often include disrupting a company’s operations or ability to provide services, obtaining unauthorized access to platforms, systems, networks, or physical facilities in which data is stored or processed, or through which data is transmitted, stealing data, and demanding ransomware payments.

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

In addition, the risk of cybersecurity and data incidents will increase as we continue to expand our product offerings and geographic footprint, grow our customer and partner base, expand our AI offerings, acquire operating companies, increase our technological integrations with external environments, provide technical consulting services where our personnel are operating within customer environments, and process, store, and transmit increasingly large amounts and increasingly sensitive and highly regulated types of data. In particular, certain new product offerings, including through both internal development and strategic acquisitions, may pose different or greater data and security risks than our traditional offerings. These products include, for example, features and functionality that access, take instructions from, and operate on large amounts of data inside and outside our platform, that are customized based on customer specifications, that use agent-to-platform integration protocols to interact with our or third-party systems, or or that are deployed to or accessible from external environments where we have no or limited visibility or control, such as distributed endpoints (e.g., a user’s local device) and publicly accessible networks, which increase the potential attack surface for threat actors. If our security measures designed to mitigate and defend against these risks are not effective or if our customers fail to effectively implement them, we or our customers may experience unintended access to or actions taken with respect to our or their systems or data.

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

We have contractual and other legal obligations to notify customers and other parties of certain incidents, and may choose to make such notifications even if not legally required to do so. For example, SEC rules require disclosure on Form 8-K of the nature, scope, and timing of any material cybersecurity incident and the reasonably likely impact of such incident. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward, and any such mandatory disclosures are costly and could lead to negative publicity, loss of customer or partner confidence in the effectiveness of our security measures, diversion of management’s attention, governmental investigations, and the expenditure of significant capital and other resources to investigate, respond to, or alleviate problems caused by the actual or perceived security breach.

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
•investments in new features, functionality, and programming languages, including investments in AI and in making our platform available to store and process highly regulated data or comply with new or existing data sovereignty requirements;
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
•the amount and timing of operating expenses, particularly research and development expenses, including those related to GPUs to develop AI technologies, and sales and marketing expenses, including commissions;
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
•general political, geopolitical, social, market, and economic conditions, uncertainty, or volatility, both domestically and internationally, as well as political, geopolitical, social, and economic conditions specifically affecting industries in which our customers and partners participate or on which they rely;
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

•significant security breaches affecting our platform or systems, our customers’ accounts, external systems, or data, or our third-party service providers’ platforms or systems;
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
We must continue to expand the capabilities and increase the productivity of our sales and marketing organization to increase our sales to new and existing customers. It requires significant time and resources to hire and effectively onboard new sales and marketing personnel and to train and manage new and existing personnel so they are able to successfully sell our product. We also plan to continue to dedicate significant resources to sales and marketing programs that are industry-specific and focused on large organizations. Once a new customer begins using our platform, our sales team needs to focus on expanding consumption with that customer. All these efforts require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. In addition, our sales compensation plans must be structured in a way that properly incentivizes our sales and marketing personnel to drive increased consumption and new capacity arrangements on favorable terms. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from our sales force if we are unable to attract, hire, develop, integrate, and retain talented and effective sales personnel, if our sales personnel are unable to achieve desired productivity levels, or if our sales and marketing programs, including our sales compensation plans, are not effective.
Sales efforts to large enterprises involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.
Sales to large enterprises involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, stronger customer leverage in negotiating pricing and other terms, more cumbersome customer requirements, the additional need to partner with third parties that advise such customers or help them integrate their IT solutions, substantial upfront sales costs, less predictability in completing some of our sales, and higher customer support expectations. For example, large enterprises may require considerable time to evaluate and test our platform or new features prior to making a purchase decision. In addition, large enterprises may be switching from legacy on-premises solutions when purchasing our products, and may rely on third parties with whom we do not have relationships when making purchasing decisions. When we accept non-standard customer requirements that deviate from our standard offerings, we typically need to change our standard operating model, which increases both the cost of compliance as well as the likelihood of noncompliance. Further, large enterprises typically have more extensive compliance and vendor diligence programs with respect to new products and services, which can increase both the time and resources needed to sell to them and also result in the inability to sell to them if we do not meet their compliance standards. A number of factors also influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the renegotiation of finalized terms or existing agreements to cover increased spend, additional product categories (e.g., our AI features), changing laws and regulations, different use cases or workloads, or heightened security, privacy, or operational expectations, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. We have also historically seen consumption growth from large enterprises take longer than when compared to smaller enterprises. Moreover, large enterprises often begin to deploy our products on a limited basis but nevertheless demand implementation services and negotiate pricing discounts, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles and sales to large enterprises, our business, financial condition, and results of operations could be affected.

We do business with federal, state, local, and foreign governments and agencies, and heavily regulated organizations; as a result, we face heightened risks related to special contract terms, non-standard product deployments, supply chain restrictions, and compliance with additional processes, rules, and regulations.
We sell to the U.S. government, state and local governments, foreign governments, and heavily regulated organizations directly and through our partners. Selling to government and regulated customers involves significant costs and operational efforts that arise from special laws, regulations, certification or clearance requirements, procurement processes, contract terms, and customer requirements, including potential supply chain restrictions (such as “supply chain risk” designations for our suppliers or partners and export control directives limiting our access to their products or services). We may fail to win sufficient government or regulated business to justify our investments. For the government and regulated business that we do win, performing under the contracts involves higher ongoing costs to meet the special requirements as well as heightened civil and criminal liability for noncompliance for us, our officers, and directors.

We have obtained various government certifications and authorizations that are required to support sales opportunities to the government, including FedRAMP Class C (Moderate) and Class D (High) and Department of War (DoW) Impact Levels 4 and 5. We may be unable to achieve government certifications or facility security clearances with certain government agencies, or we may be required to make unexpected changes to our business, operations or products to obtain or sustain such certifications or facility clearances. As a result, our ability to sell into the government sector could be restricted until we satisfy the requirements of such certifications or facility clearances. In addition, we plan to continue to pursue additional authorizations, including personnel security clearances that allow us to support the U.S. national security community. Obtaining and maintaining national security clearances within a global enterprise will require significant operational investments and the successful implementation of new processes, systems, and controls. In addition, unlike our standard commercial offering, we anticipate delivering our platform and other offerings into customer environments, which presents risks and challenges arising from having less visibility into and control over the operation and security of our platform and other offerings.

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

In addition, public sector customers may have contractual, statutory, or regulatory rights to terminate current contracts with us or our third-party distributors or resellers for convenience or default. If a contract is terminated for convenience, we may only be able to collect fees for platform consumption prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative products or services or be precluded from doing further business with government entities. Further, entities providing products or services to governments, whether directly or indirectly, are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts. Such laws, regulations, and contractual provisions are introduced and change more frequently than laws applicable to non-public sector contracts, and impose compliance obligations that are more burdensome than those typically encountered in commercial contracts. They often give customers in the government market substantial rights and remedies, many of which are not typically found in commercial contracts. These rights and remedies may relate to intellectual property, price protection, the accuracy of information provided to the government, incident notification, termination rights, and prohibition against any government indemnification obligations. For example, the government or other people on behalf of the government can bring civil actions under the False Claims Act where a contractor presents a false or fraudulent claim to the government for payment or approval, which can result in substantial civil penalties and/or prohibition from doing business with the government. In addition, governments may use procurement requirements as an alternative to lawmaking, and impose stricter requirements than would apply to the commercial sector in areas that are not directly related to the purchase. These rules and requirements may apply to us or third-party resellers or distributors whose practices we may not control. Such parties’ non-compliance could result in repercussions for us with respect to contractual and customer satisfaction issues.

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

Our customers include a number of non-U.S. governments, to which similar certification, procurement, budgetary, contract, and audit risks of U.S. government contracting also apply, particularly in certain emerging markets where our customer base is less established. Such sales may also heighten our exposure to liabilities under anti-corruption laws. In addition, compliance with complex regulations, security certifications, and contracting provisions in a variety of jurisdictions can be expensive and consume significant financial and management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Further, our business and results of operations could be harmed if our efforts to do business with governments and heavily regulated organizations do not generate the anticipated increases in revenue. Each of these difficulties could materially adversely affect our business and results of operations.

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

From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that their employment with us can be terminated by either party at any time for any reason. For example, in February 2024, Sridhar Ramaswamy was appointed as Chief Executive Officer to replace Frank Slootman. Following our Chief Executive Officer transition, we experienced several executive leadership transitions, including the following transitions that occurred since the beginning of fiscal 2026: in March 2025, Michael Gannon was appointed as Chief Revenue Officer to replace Christopher W. Degnan; in September 2025, Brian Robins was appointed to replace Michael P. Scarpelli as Chief Financial Officer upon his retirement; and in March 2026, Jonathan Beaulier was appointed as Chief Revenue Officer to succeed Mr. Gannon. Loss of additional executive officers, key employees, any otherwise significant turnover or attrition could harm morale, cause additional personnel to depart, degrade customer and partner relationships, cause us to incur unanticipated costs to hire and train replacement personnel, and introduce operational delays or risks, each of which could harm our operating results.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for executive leadership, engineers experienced in designing and developing cloud-based data platform products, including products with AI capabilities, and experienced sales, customer support, and professional services personnel. We also are dependent on the continued service of our existing software engineers because of the sophistication of our platform.

In order to support our growing business, we will need to continue to hire in new locations around the world and manage remote/hybrid working policies in certain areas, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, including skilled AI engineers and qualified sales and marketing personnel, many of whom are in high demand and command high compensation packages. Many of the companies with which we compete for experienced personnel have greater resources than we have and can provide more competitive compensation and benefits. In addition, prospective and existing employees (including members of executive management) often consider the value and other terms of the equity awards they receive to be an important part of their employment compensation package. Our stock price fluctuated significantly during portions of fiscal 2027 and fiscal 2026. If the actual or perceived value of our equity awards declines or undergoes significant volatility, or if our existing employees receive significant proceeds from liquidating their previously vested equity awards, it may adversely affect our ability to recruit and retain key employees. Furthermore, current and prospective employees may believe that their equity award offers have limited upside, and our competitors may be able to offer more appealing compensation packages. In order to retain our existing employees and manage potential attrition, including as a result of any stock price decreases and market volatility that impact the actual or perceived value of our equity awards, we have issued and may continue to issue additional equity awards or provide our employees with increased cash compensation, which could negatively impact our results of operations and be dilutive to stockholders. For example, our stock-based compensation, net of amounts capitalized, represented 34% of our revenue for fiscal 2026 and 41% for fiscal 2025, and we expect stock-based compensation to remain substantial even if we are successful in reducing it as a percentage of our revenue. Finally, if we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached our or their legal obligations, resulting in a diversion of our time and resources.

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
As part of our vision for the AI Data Cloud, we will need to grow and maintain a network of partners, including data and technology providers, data consumers, and data application developers. The relationships we have with these partners, and that our partners have with our customers, provide our customers with enhanced value from our platform and the AI Data Cloud, including Snowpark, the Snowflake Marketplace, and Snowflake Cortex AI. Our future growth will be increasingly dependent on the success of these relationships, and if we are unsuccessful in growing and maintaining these relationships or the types and quality of data and data applications supported by or available for consumption on our platform, or if our partners failed to deliver on their responsibilities or commitments to us or our customers, our business, financial condition, and results of operations could be adversely affected.

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
We believe our future success depends in part on our professional services business, which performs implementation, migration, and training services for our customers designed to facilitate activities such as AI offerings, custom development, customer code conversion and migration from legacy solutions and adoption of our platform, especially with large enterprises. Our sales efforts have been and will continue to be focused on helping our customers more quickly realize the value of our platform and the AI Data Cloud rather than on the profitability of our professional services business. We price our professional services based on the anticipated cost of those services and demand for these services has grown and is expected to continue to grow and, as a result, we expect to improve the gross profit percentage of our professional services business over time. If we fail to scale our professional services to meet this demand, or if we fail to deliver to customers on time and on budget, customers may experience delays or difficulties in adopting and consuming our platform, which could impact customer acquisition, reduce platform consumption, slow customer expansion, and adversely affect our product revenue and our ability to retain and expand within our customer base. In addition, if actual delivery costs exceed our estimates, our ability to achieve expected margin improvement may be adversely affected. If we are unable to manage the growth of our professional services business and improve our profit margin from these services, our operating results, including our profit margins, could be harmed.
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
In our customer contracts and certain strategic partnership agreements, we assume liability for certain security breaches and data protection claims caused by us and by certain third parties on which we rely. Our contracts with customers, partners, investors, and other third parties may also include indemnification provisions under which we agree to defend and indemnify them against claims and losses arising from alleged infringement, misappropriation, or other violation of intellectual property rights, violation of applicable laws, security breaches, breach of warranties, and for other matters. Such claims may arise more often (and if they arise, may be more complex to litigate) as we begin to extend our platform and other offerings into customer and partner environments over which we exercise significantly less or no control. We may not be successful in our attempt to adequately limit our liability and indemnity obligations and obtain corresponding liability and indemnification obligations and security, privacy, data protection, and other compliance obligations from vendors and partners that would require them to contribute to our obligations, and an event triggering our liability or indemnity obligations could give rise to multiple claims involving multiple customers or other third parties. In addition, there have been instances where our customers or other business partners attempt to claim indemnification even if indemnification obligations have not been triggered, and defending against such claims can be time-consuming and expensive. There is no assurance that our applicable insurance coverage, if any, would cover, in whole or in part, any such liability or indemnity obligations. We may be liable for up to the full amount of the contractual claims, which could result in substantial liability or material disruption to our business or could negatively impact our relationships with customers or other third parties, cause reputational harm, reduce demand for our platform, and adversely affect our business, financial condition, and results of operations.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to secure or consummate, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. For example, since the beginning of fiscal 2026, we have acquired several companies, including Crunchy Data Solutions, Inc., a privately-held company that provided PostgreSQL technology; TensorStax, Inc., a privately-held company that built autonomous AI agents for data engineering services; Observe, Inc., a privately-held company that built an AI-powered observability platform; and Natoma Labs, Inc. (Natoma), an enterprise Model Context Protocol platform for AI agents. Such transactions have in the past and may in the future divert the attention of management and cause us to incur various expenses in identifying, investigating, financing, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we have encountered and may continue to encounter difficulties or unexpected costs integrating the businesses, technologies, products, personnel, contracts or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers, suppliers, or partners of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the revenue, synergies, or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, we may inherit commitments, risks, and liabilities of companies that we acquire that we are unable to successfully mitigate and that may be amplified by our existing business. Finally, disputes or litigation can arise out of our acquisitions or investments from time to time, including in connection with the achievement of earnouts.

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

We also enter into strategic partnerships and alliances where we agree to incorporate third-party technologies into our platform and services or use third-party services in connection with customers’ use of our platform. In some cases, we have revenue-sharing arrangements with our strategic partners who supply the technology. We may be unable to reach agreements with potential strategic partners on terms acceptable to us, if at all, we may not be successful in partnering with the companies that have the technologies we need, and we have accepted and may in the future accept contract terms required by partners with stronger negotiating leverage that are non-standard or less favorable. Such strategic partnerships are also subject to a number of risks, including with respect to performance issues, security controls, indemnification obligations and other liability, ownership of intellectual property and other proprietary information, and potential reputational harm. Any of the foregoing could harm our business, financial position, and results of operations.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 26% and 25% of our revenue for the three and six months ended July 31, 2026. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand or continue our expansion into certain countries, including China, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
•new, evolving, and potentially more stringent regulations relating to AI;
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
As we are offering our platform in China through a Chinese-owned operating partner to Chinese affiliates of certain multi-national companies, risks associated with economic, political, and social events in China or tension between China and the U.S. or other countries could negatively affect our business, financial condition, results of operations and growth prospects.
We are currently offering our platform in China to Chinese affiliates of certain multi-national companies. Under Chinese law, we must offer our platform through a Chinese-owned operating partner, which must assume control and management of certain aspects of our platform and serve as the seller of record. This has required a new operating and go-to-market model, and there is a risk that functionality or customer experience may suffer and that we may incur liability or brand impairment arising from the operating partner’s actions, inactions, or ineffectiveness. In addition, developing and operationalizing this new model is a significant investment and may not generate expected returns.

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
Our ability to make scheduled payments of the principal of, to pay special interest, if any, on or to refinance the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or timing, which could result in a default on our debt obligations.

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
If the conditional conversion feature of a series of the Notes is triggered, holders of such Notes will be entitled to elect to convert their Notes at any time during specified periods, as described in the applicable Indenture. For example, the conditional conversion feature of each series of the Notes has been triggered based on the sale price of our common stock in the past and was triggered during the fiscal quarter ended July 31, 2026 such that holders of each series of the Notes can convert their Notes at any time during the fiscal quarter ending October 31, 2026. If one or more holders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, unless we elect to fully settle such conversion by delivering shares of our common stock (other than any cash paid in lieu of delivering fractional shares), which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
•uncertainty regarding the applicability of intellectual property protections to AI (including outputs generated from AI); and
•other practical, resource, or business limitations on our ability to enforce our rights.
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

Litigation may be necessary to enforce or defend our intellectual property or proprietary rights, protect our trade secrets, protect our trademarks, or determine the validity and scope of proprietary rights claimed by others. Any litigation, whether or not resolved in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel, and result in counterclaims with respect to infringement of intellectual property rights by us. If we are unable to prevent third parties from infringing upon or misappropriating our intellectual property or are required to incur substantial expenses defending our intellectual property rights, our business, financial condition, and results of operations may be materially adversely affected.
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
•The certifications we maintain and the standards that apply to our platform (or those we may maintain or that may apply in the future), such as the U.S. Federal Risk and Authorization Management Program (FedRAMP), U.S. DoW Impact Level 4 (IL4) and Impact Level 5 (IL5), Payment Card Industry Data Security Standards (PCI-DSS), International Organization for Standardization (ISO)/International Electrotechnical Commission (IEC) 27001, System and Organization Controls (SOC), Health Information Trust Alliance Common Security Framework (HI-TRUST CSF), GovRAMP, among others, are becoming and may become more stringent.
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
These and other similar legal and regulatory developments could contribute to legal and economic uncertainty, increase our exposure to liability, affect how we design, market, and sell our platform, and impact how we operate our business, how our customers and partners process and share data, how we process and use data, and how we transfer personal data from one jurisdiction to another, any of which could increase our costs, require us to take on more onerous obligations in our contracts, impact our ability to operate in certain jurisdictions, and/or negatively impact the types of data available on or the demand for our platform. We incur substantial costs to comply with such laws and regulations, to meet the demands of our customers relating to their own compliance with applicable laws and regulations, and to establish and maintain internal policies, self-attestations, and third-party certifications supporting our compliance programs. Our customers may delegate certain of their GDPR compliance or other privacy or security law obligations to us, and we may otherwise be required to expend resources to assist our customers with such compliance obligations.

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
Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.
The legal and regulatory landscape applicable to AI is uncertain and is evolving rapidly, which may result in new and enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation or financial condition, or results of operations. States, regions, and supranational bodies, including the EU and the United States, have passed or proposed new rules and regulations related to the use or sale of AI technologies. For example, the EU’s Artificial Intelligence Act, which entered into force in August 2024, established a comprehensive legal framework regulating AI; Texas’ Responsible Artificial Intelligence Governance Act, which went into effect on January 1, 2026, imposes obligations on developers and deployers of AI systems; California’s AI Training Data Transparency Act, which went into effect on January 1, 2026, imposes obligations on generative AI systems or services; Colorado’s Automated Decision-Making Technology Act, which is expected go into effect on January 1, 2027, imposes obligations on developers and deployers of technology that processes personal data and uses computation to generate outputs used to make or assist decisions about individuals; China’s Measures and National Standards on AI-Generated Content, which went into effect on September 1, 2025, imposes obligations on developers and users of AI-generated synthetic content; and South Korea’s AI Basic Act, the country’s first major AI legislation, which went into effect on January 22, 2026, imposes obligations on developers and deployers of “high impact” and generative AI. These regulations may impose onerous obligations related to our development, offering, and use of AI and expose us to an increased risk of regulatory enforcement and litigation. If we cannot use AI or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. The laws governing AI are often principle-based and vague and, until market practice and enforcement patterns are established, there is substantial uncertainty around compliance requirements. Further, the rapid growth of AI laws and regulations has been met with legal challenges. For example, the December 11, 2025 Executive Order 14365 directed the U.S. Department of Justice to challenge state AI laws deemed onerous and excessive. We may face changing and potentially conflicting regulations and requirements, which can increase our compliance burden to regulators and customers.

In particular, there is significant uncertainty surrounding the applications of intellectual property and privacy laws to AI. Intellectual property ownership and rights (including copyright) and the remedies of rights owners surrounding the use and development of AI have not been fully addressed by courts or other federal or state laws or regulations, and our use of AI or adoption of AI into our products and services may result in disputes with respect to ownership of intellectual property, or exposure to claims of copyright or other intellectual property infringement, misappropriation, or violations of rights of publicity. In addition, our AI offerings may involve the processing of personal and other sensitive data and may be subject to laws, policies, legal obligations, and contractual requirements related to privacy, data protection, and information security. Certain privacy laws extend rights to consumers (such as the right to obtain consent or delete certain personal data) and regulate automated decision making. An alleged or actual failure to meet these obligations may lead to regulatory investigations and fines or penalties, require us to change our business practices or retrain our algorithms, or prevent or limit our use of AI. For example, the FTC has required other companies to turn over or disgorge valuable insights or trainings generated through the use of AI where the FTC determined such companies violated privacy and consumer protection laws. We may also be held liable for intellectual property rights infringement or misappropriation, violations of privacy rights, or other legal violations of third-party AI technologies (including outputs from AI) that we use, and we may not have full recourse for any damages that we suffer (for example, our use of third-party AI technologies may be subject to limitations of liability or provide no liability coverage (e.g., free or open-source technology)). We could also face claims alleging open-source software or other license terms apply with respect to outputs from AI that we believed to be available for use, and not subject to license terms or other third-party proprietary rights.

The algorithms or training methodologies used in the AI technologies we use or offer may be flawed. Data sets may be overly broad, insufficient, or contain inappropriately biased information. Our generative AI functionality may also generate outputs that are inaccurate, misleading, harmful, offensive, or otherwise flawed. This may happen if the inputs that the model relied on were inaccurate, incomplete, or flawed (including if a bad actor “poisons” the model with bad inputs or logic), or if the logic of the algorithm is flawed (a so-called “hallucination”). Such inputs and outputs may also contain copyrighted or other protected material, which could result in legal claims against us. Our customers or others may rely on or use such outputs to their detriment, or it may lead to adverse outcomes, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. Further, unauthorized use or misuse of generative AI by our employees or others who have access to our systems may result in disclosure of confidential company and customer data, reputational harm, privacy or AI law violations and legal liability. Finally, if we enable or offer services or technologies that draw scrutiny or controversy, if our use of AI becomes controversial or causes ethical issues, if our customers’ use our AI functionality in an improper or controversial way, or if we are perceived to overstate the capabilities or benefits of our products, services, or technologies that employ AI, we may experience brand or reputational harm, competitive harm, and/or legal liability.
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
Companies across many industries face ongoing scrutiny related to their environmental, social, and governance (ESG) practices and reporting, both in the United States and internationally. Our response to ESG disclosure requirements and stakeholder expectations may require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk and cost. To the extent we share information about our ESG practices, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. In addition, we may communicate ESG goals or initiatives from time to time, which can be costly to achieve and difficult to implement. There is no assurance that we will achieve any of these goals, that our initiatives will achieve their intended outcome, and our ability to implement these ESG-related initiatives or achieve ESG-related goals may be dependent on external factors outside our control.

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
•our involvement in litigation or governmental or regulatory investigations or inquiries and the development and outcome of such litigation, investigations, or inquiries(including the amount and timing of related settlements, judgments, fines, legal fees, and other charges);
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
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, such as recessions, inflation, interest rate changes, tariffs and trade wars, extended U.S. federal government shutdowns, or international currency fluctuations, may also negatively impact the market price of our common stock. In addition, technology stocks have historically experienced high levels of volatility and companies that have experienced volatility in the market price of their securities are often subject to securities class action litigation. We have been, and may be in the future, the target of this type of litigation, which could result in substantial expenses and divert our management’s attention. We are currently subject to certain separate securities class action lawsuits in federal court. See the section titled “Legal Proceedings” for more information.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
On June 3, 2026, we issued 683,356 shares of our common stock (Equity Consideration) to certain securityholders of Natoma Labs, Inc. (Natoma), pursuant to the terms of an agreement and plan of merger and reorganization, dated as of May 24, 2026, as partial consideration for our acquisition of all of the outstanding capital stock and certain other securities of Natoma. A portion of the Equity Consideration that was issued to continuing Natoma employees is subject to forfeiture upon the occurrence of certain events.

We issued the shares in reliance on an exemption from registration provided for under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. We relied on this exemption from registration based in part on the representations made by the applicable Natoma securityholders.

Issuer Purchases of Equity Securities
There were no shares repurchased under our authorized stock repurchase program during the three months ended July 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
Trading Plans
During our last fiscal quarter, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Amendment and Restatement of Bylaws
On August 31, 2026, the Company’s board of directors (Board), upon the recommendation of the nominating and governance committee of the Board, approved and adopted an amendment and restatement of the Company’s bylaws (Amended and Restated Bylaws), effective as of such date, to:
•implement a majority vote standard for uncontested director elections under which a director nominee will be elected to the Board only if the votes cast “for” such nominee’s election exceed the votes cast “against” such nominee’s election, with “abstentions” and “broker non-votes” not counted as votes cast,” with the plurality vote standard continuing to apply to contested elections (as defined in the Amended and Restated Bylaws);
•update the advance notice provision to require submission of a completed questionnaire with respect to director nominees proposed by stockholders; and
•make certain conforming, technical, clarifying, and ministerial changes.
The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which are attached hereto as Exhibit 3.2 and are incorporated herein by reference.
In connection with the adoption of the Amended and Restated Bylaws, the Board also approved an amendment to the Board’s corporate governance guidelines to, among other things, adopt a director resignation policy in connection with the majority vote standard for director elections.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snowflake Inc.	8-K	001-39504	3.1	7/3/2025
3.2	Amended and Restated Bylaws of Snowflake Inc.					X
10.1+	Forms of Global RSU Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.					X
10.2+	Forms of Notice of Stock Option Grant, Global Stock Option Agreement, and Exercise Notice under 2020 Equity Incentive Plan.					X
10.3+	Severance and Change in Control Plan and Summary Plan Description.					X
10.4+	Amended and Restated Non-Employee Director Compensation Policy.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Snowflake Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

Date: September 4, 2026

SNOWFLAKE INC.

By:	/s/ Sridhar Ramaswamy
Name:	Sridhar Ramaswamy
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian Robins
Name:	Brian Robins
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Emily Ho
Name:	Emily Ho
Title:	Chief Accounting Officer
(Principal Accounting Officer)